Form 10-K
period 1993-12-31
NIPSCO INDUSTRIES INC
filed 1994-03-29
CIK 823392

                                                NIPSCO Industries, Inc.
                                                              FORM 10-K
                                                                   1993

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from         to
                         Commission file number 1-9779

                            NIPSCO INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                INDIANA                                35-1719974
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)



           5265 HOHMAN AVENUE
            HAMMOND, INDIANA                             46320
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 219-853-5200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                   ON WHICH REGISTERED
             -------------------                  ---------------------
                 COMMON                           NEW YORK AND CHICAGO
    PREFERRED SHARE PURCHASE RIGHTS               NEW YORK AND CHICAGO

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  AS OF FEBRUARY 28, 1994 65,507,643 COMMON SHARES (NOT INCLUDING 8,384,466 SHARES HELD IN TREASURY), WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE FEBRUARY 28, 1994 CLOSING PRICE OF $30 1/4 ON THE NEW YORK STOCK EXCHANGE) HELD BY NONAFFILIATES WAS APPROXIMATELY
$1,973,615,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  1993 NIPSCO INDUSTRIES, INC. ANNUAL REPORT TO SHAREHOLDERS INCORPORATED FOR PARTS I, II AND IV OF THE FORM 10-K, AND PORTIONS OF THE REGISTRANT'S NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED MARCH 11, 1994 FOR ANNUAL MEETING TO BE HELD APRIL 13, 1994 FOR PART III OF THE FORM 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART 1

ITEM 1. BUSINESS

NIPSCO INDUSTRIES, INC. AND ITS SUBSIDIARIES. NIPSCO Industries, Inc. (Industries) was incorporated in Indiana on September 22, 1987, as a wholly-owned subsidiary of Northern Indiana Public Service Company (Northern Indiana). Industries became the parent of Northern Indiana on March 3, 1988, after the shareholders of Northern Indiana approved the formation of a holding company in December, 1987. Northern Indiana's outstanding common shares were exchanged on a share-for-share basis with common shares of Industries effective March 3, 1988. The other securities of Northern Indiana, including its First Mortgage Bonds, pollution control notes and bonds, other debt securities and each series of preferred stock, were not changed by the restructuring and continue to be outstanding obligations and securities of Northern Indiana. Northern Indiana is a public utility operating company supplying electricity and gas to the public in the northern third of Indiana.

  At December 31, 1993, Industries had five direct, wholly-owned subsidiaries in addition to Northern Indiana, which are all Indiana corporations: NIPSCO Development Company, Inc. (Development), NIPSCO Energy Services, Inc. (Services), NIPSCO Capital Markets, Inc. (Capital Markets), Kokomo Gas and Fuel Company (Kokomo Gas) and Northern Indiana Fuel and Light Company, Inc. (NIFL).

  Northern Indiana, Industries' largest and dominant subsidiary, is a public utility operating company, incorporated in Indiana on August 2, 1912, engaged in supplying natural gas and electric energy to the public. It operates in 30 counties in the northern part of Indiana, serving an area of about 12,000 square miles with a population of approximately 2,188,000. At December 31, 1993, Northern Indiana serves approximately 622,500 customers with gas and approximately 395,100 with electricity.

  Northern Indiana has two subsidiaries, Shore Line Shops, Inc. (Shore Line) and NIPSCO Exploration Company, Inc. (Exploration). Shore Line undertakes the purchase and sale of transferred employees' residences on behalf of Northern Indiana. Exploration has investment interests, which are subject to Indiana Utility Regulatory Commission (Commission) rate treatment, in off-shore Gulf of Mexico oil and gas leases.

  Kokomo Gas is a public utility operating company incorporated in Indiana in 1917, engaged in supplying natural gas to the public. It operates in the city of Kokomo, Indiana and the surrounding area in 6 counties having a population of approximately 100,000, and serves approximately 31,000 customers at December 31, 1993. The Kokomo Gas service territory is contiguous to Northern Indiana's gas service territory.

  On March 31, 1993, Industries acquired NIFL, a natural gas utility headquartered in Auburn, Indiana, that serves approximately 28,700 customers at December 31, 1993, in the northeast corner of the state, contiguous to Northern Indiana's service territory. Industries issued 1,112,862 common shares and $26,311 cash in exchange for all of the common shares of NIFL.

  Development makes various investments, including real estate. Services coordinates the energy-related diversification ventures and has four wholly-owned subsidiaries: NIPSCO Fuel Company, Inc. (Fuel) which makes investments in gas and oil exploration and development ventures; NIPSCO Energy Trading Corp. (NETCO) which is engaged in gas and other energy brokering businesses; NI-TEX, Inc. (NI-TEX) which is an intrastate natural gas transmission and supply company and Crossroads Pipeline Company (Crossroads), a natural gas transmission company. Capital Markets handles financing for ventures of Industries and its subsidiaries other than Northern Indiana.

  Development is a 95% shareholder in Elm Energy and Recycling (UK) Ltd. (Elm Energy), which was formed to develop, own and operate a waste-to-energy generating plant in Wolverhampton, England. The 30 megawatt tire-fueled generating station is expected to use about 8-10 million automobile and truck tires a year and began operations in late 1993.

  The majority of the "Business" discussion of this report relates to Northern Indiana, Kokomo Gas, NIFL and Crossroads (Utilities). See "Selected Supplemental Information--Gas Statistics and Electric Statistics" in the 1993 Annual Report to Shareholders, which information is incorporated by reference, (see Exhibit 13) regarding classes of customers served.

BUSINESS OF THE COMPANY.

  ELECTRIC OPERATIONS. Northern Indiana owns and operates four coal fired electric generating stations with net capability of 3,179,000 kilowatts (kw). Northern Indiana also owns and operates two hydroelectric generating plants with rated net capability of 10,000 kw, and four gas fired combustion turbine generating units with net capability of 203,000 kw. During the year ended December 31, 1993, Northern Indiana generated 92% and purchased 8% of its electric energy requirements.

  Northern Indiana's 1993 electric control area peak of 2,953,600 kw, which includes Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency (IMPA) for which Northern Indiana controls interchange operation, was set on August 27, 1993. The 1993 peak established a new all-time peak, exceeding the old peak of 2,738,550 kw established on September 6, 1990. The electric system 1993 peak internal load, which excludes WVPA and IMPA, was 2,736,100 kw on August 27, 1993. This also established a new internal peak for Northern Indiana.

  Northern Indiana's electric system is interconnected with that of Indiana Michigan Power Company, Commonwealth Edison Company, PSI Energy, Inc., Consumers Power Company, WVPA, IMPA, and Central Illinois Public Service Company. Electric energy is purchased from, sold to, or exchanged with these and other utilities.

  Northern Indiana provides WVPA with transmission and distribution service, operating reserve requirements and capacity deficiency service, and provides IMPA with transmission, operating reserve requirements and capacity deficiency service, in Northern Indiana's control area. Northern Indiana also engages in sales and services under the interconnection agreements with WVPA and IMPA.

  WVPA provides service to twelve Rural Electric Membership Corporations (REMC's) located in Northern Indiana's control area. IMPA provides service to the municipal electric system of the city of Rensselaer located in Northern Indiana's control area.

  Northern Indiana and WVPA executed a supplemental agreement in 1990 which provides WVPA with intermediate-term capacity and energy service, and unit peaking capacity and energy service. Under the unit peaking capacity and energy service, WVPA purchased 90,000 kw per month beginning January, 1992, which purchases will extend through December 2001.

  Northern Indiana has full requirements agreements with each of its eight municipal wholesale customers. These full requirements contracts became effective October 1, 1987, and extend through January 31, 1998.

  Northern Indiana is a member of the East Central Area Reliability Coordination Agreement (ECAR). ECAR is one of nine regional electric reliability councils established to coordinate planning and operations of member companies regionally and nationally.

  FUEL SUPPLY. The generating units of Northern Indiana are located at Bailly, Mitchell, Michigan City and Schahfer Generating Stations. Thirteen steam generating units have a net capability of 3,179,000 kw. Coal is the primary source of fuel for all units, except for three, which utilize natural gas. In addition, Northern Indiana's four combustion turbine generating units with a net capability of 203,000 kw are fired by gas. Fuel requirements for Northern Indiana's generation for 1993 were supplied as follows:

      Coal................................................................ 97.3%
      Natural Gas.........................................................  2.7%

  In 1993, Northern Indiana used approximately 7.1 million tons of coal at its generating stations. Northern Indiana has established a normal level of coal stock which provides adequate fuel supply during the year under all conditions.

  Annual coal requirements for Northern Indiana's electric generating units through 1998 are estimated to range from 7.1 million tons to 8.5 million tons, depending from year to year upon anticipated sales levels, scheduled maintenance and other variables. These requirements are being or will be met in part under long-term contracts as follows:

          MILLION
         TONS/YEAR                    SULFUR CONTENT                               EXPIRATION
         ---------                    --------------                               ----------
         0.75                              Low                                        1994
          1.0                              High                                       1998
      Requirements(a)                      High                                       1998
         1.3                               Low                                        2001

- --------
(a) Contract calls for requirements up to 1.0 million tons.

  The average cost of coal consumed in 1993 was $32.90 per ton or 16.65 mills per kilowatt-hour (kwh) generated as compared to $33.66 per ton or 16.82 mills per kwh generated in 1992. Northern Indiana's forecasts indicate that its coal costs will remain at the current level or be slightly lower over the next two years.

  COAL RESERVES. Included in the previous table of coal contracts is a coal mining contract with Cyprus Shoshone Coal Corporation (Cyprus) under which Cyprus is mining Northern Indiana's coal reserves in the Cyprus mine through the year 2001. The costs of the reserves are being recovered through the rate making process as the coal is burned to produce electricity.

  FUEL ADJUSTMENT CLAUSE. See "Fuel Adjustment Clause" in the Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

  GAS OPERATIONS. Northern Indiana supplies natural gas of about 1,000 Btu per cubic foot. In a 24-hour period ending February 18, 1993, Northern Indiana's 1993 maximum day sendout was 1,444,714 dekatherms (dth). The maximum day's sendout of gas to date in 1994, is preliminarily estimated to be 1,775,227 dth during the 24-hour period ending at noon, January 19, 1994.

  In 1993, most of the gas supplied by Northern Indiana was purchased from Natural Gas Pipeline Company of America (Natural), Midwestern Gas Transmission Company (Midwestern), Panhandle Eastern Pipe Line Company (Panhandle), Trunkline Gas Company (Trunkline), ANR Pipeline Company (ANR) and various producers under separate service agreements with each of these suppliers. Approximately 28% of Northern Indiana's 1993 gas supply was purchased on the spot market, generally on a 30-day agreement.

  The average price per dth (including take-or-pay charges) in 1993 decreased from $3.32 to $3.25, and the average cost of purchased gas, after adjustment for take-or-pay charges billed to transport customers, was $3.21 per dth as compared to $3.16 per dth in 1992.

  The wholesale rates of Natural, Midwestern, Panhandle, Trunkline and ANR to Northern Indiana are subject to change either in accordance with purchased gas adjustment procedures established by the Federal Energy Regulatory Commission
(FERC), or in rate proceedings filed with the FERC, or both.

  Northern Indiana has had service agreements with the pipeline suppliers which provide for daily purchases of natural gas in specified quantities. New agreements have been negotiated with the natural gas suppliers to replace former pipeline supplier contracts pursuant to the requirements of FERC Order No. 636 (See "Rate Matters--FERC Order No. 636" in the Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders, which note is incorporated herein by reference, see Exhibit 13.) Northern Indiana also has firm transportation agreements with the pipelines, which allow Northern Indiana to move third party gas through a pipeline's transmission system. Northern Indiana also has producer agreements which allow for the purchase of gas either from gas marketers or directly from companies that drill and process gas for commercial use.

  Northern Indiana has a curtailment plan approved by the Commission. Effective on August 11, 1981, the plan allows unrestricted gas sales by Northern Indiana. In 1993, Northern Indiana added 8,971 new gas customers. There were no firm sales curtailments in 1993 and none are expected during 1994.

  Northern Indiana has in operation an underground gas storage field at Royal Center, Indiana, which currently has a storage capacity of 6.75 million dth. Withdrawals have been made in the 1993-94 winter of up to 73,586 dth per day.

  In addition, Northern Indiana and NI-TEX have several gas storage service agreements which make possible the withdrawal of substantial quantities of gas from other storage facilities. All of the storage agreements have limitations on daily withdrawal volumes and the timing thereof. These contracts provide in the aggregate for approximately 32,287,004 dth of annual stored volume, and allow for approximately 637,529 dth of maximum daily withdrawal.

  Northern Indiana has a liquefied natural gas plant in LaPorte County which is designed for peak shaving and has the following capacities: maximum storage of 4,000,000 dth; maximum liquefaction rate (gas to liquid), 20,000 dth per day; maximum vaporization rate (output to distribution system), 400,000 dth per day.

  GAS EXPLORATION. Northern Indiana has participated in successful gas exploration projects which have produced additional gas supplies.

  NIPSCO Exploration Company, Inc., a wholly-owned subsidiary of Northern Indiana, was formed in 1973. As of December 31, 1993, Northern Indiana had a remaining investment of $1,400,000 in the subsidiary for two projects. The first project is participation by Exploration with others in the acquisition of interests in leases sold by the Department of Interior in the Gulf of Mexico. Exploration originally invested $7.6 million, of $16.8 million authorized by the Commission, in this project and has an interest in several tracts. The second project is participation by Exploration in an off-shore oil and gas development venture with Natural, Chevron U.S.A., Inc. and other distribution customers of Natural. This venture also involves exploring and developing oil and gas leases in the Gulf of Mexico. Exploration was authorized to invest $15 million in this project and has invested $8.4 million.

  KOKOMO GAS. Kokomo Gas' total gas send-out for 1993 was 8,122,208 dth, compared to 7,586,788 dth for 1992. Total transportation volumes handled for industrial customers in 1993 were 1,785,329 dth, compared to 1,675,546 dth in 1992. Kokomo Gas purchased gas on the spot market from a number of suppliers including NI-TEX, a subsidiary of Services, to satisfy some of its system requirements; the balance was purchased from Panhandle. Spot market purchases accounted for 99% of total system requirements in 1993. The wholesale rates of Panhandle to Kokomo Gas are subject to change either in accordance with purchased gas adjustment procedures established by the FERC, in rate proceedings filed with the FERC, or both.

  NIFL. NIFL's total gas send-out for 1993 was 7,881,513 dth. Total transportation volumes handled for industrial customers in 1993 were 3,227,853 dth. NIFL purchased gas on the spot market from a number of suppliers including NI-TEX, a subsidiary of Services, to satisfy some of its system requirements; the balance was purchased from ANR and Panhandle. Spot market purchases accounted for 50% of total system requirements in 1993. The wholesale rates of ANR and Panhandle to NIFL are subject to change either in accordance with purchased gas adjustment procedures established by the FERC, in rate proceedings filed with the FERC, or both.

  GAS COST ADJUSTMENT CLAUSE. See "Gas Cost Adjustment Clause" in the Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

  TAKE-OR-PAY PIPELINE GAS COSTS. See "Take-or-Pay Pipeline Gas Costs" in the Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

  FERC ORDER NO. 636. See "FERC Order No. 636" in the Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

BUSINESS OF OTHER SUBSIDIARIES

  CAPITAL MARKETS. Capital Markets was formed in 1989 to serve as the funding agent for ventures of Industries and its subsidiaries other than Northern Indiana. Capital Markets has a $150 million revolving Credit Agreement, which provides short-term financing flexibility to Industries and also serves as the back up instrument for a commercial paper program. As of December 31, 1993, there were no borrowings outstanding under this agreement. Capital Markets also has $50 million of money market lines of credit. As of December 31, 1993, there were no borrowings under these lines of credit. As of December 31, 1993 Capital Markets had $47.0 million in commercial paper outstanding, having a weighted average interest rate of 3.48%.

  The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets, other than Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $299.1 million at December 31, 1993.

  DEVELOPMENT. Development looks for partnerships with customers on energy projects, seeks environmental project opportunities and coordinates the real estate diversification of Industries.

  Development is a 95% shareholder in Elm Energy and Recycling (UK) Ltd. (Elm Energy), which was formed to develop, own and operate a waste-to-energy generating plant in Wolverhampton, England. The 30 megawatt tire-fueled generating station is expected to use about 8-10 million automobile and truck tires a year and began operations in late 1993.

  In conjunction with EER, Ltd., Development is evaluating similar tires-to-energy projects in Scotland and Belgium.

  In 1993, Development, through its various real estate partnerships, completed three multiple-family residential housing communities in Hammond, Fort Wayne and Mishawaka, while similar joint projects are being considered in Portage, East Chicago and other communities in Northern Indiana's service territories. These projects are part of a commitment by Development to provide high-quality, energy efficient, affordable housing to the residents of a variety of geographic and economic regions served by Northern Indiana.

  Harbor Coal Company (Harbor Coal), a wholly-owned subsidiary of Development, has invested in a partnership to finance, construct, own and operate a $65 million pulverized coal injection facility which began commercial operation in August, 1993. The facility receives raw coal, pulverizes it and delivers it to Inland Steel Company blast furnaces for use in the operation of their blast furnaces. Harbor Coal is a 50% partner in the project with an Inland Steel affiliate. Industries has guaranteed the payment and performance of the partnership's obligations under a sale and leaseback of a 50% undivided interest in the facility.

  Development is also evaluating potential partnerships with Northern Indiana customers for using waste gases from steelmaking and other processes for power generation. Low BTU blast furnace gases and other fuels, in amounts which could fuel up to 250 megawatts of new generation, are produced at industries served by Northern Indiana.

  SERVICES. Services coordinates energy-related diversification and has four wholly-owned subsidiaries:

  NETCO. NETCO provides natural gas brokering and transportation management services to customers within Northern Indiana's service territory. During the last quarter of 1993, NETCO expanded its transportation management services to include imbalance exchange services for its customers. Operating revenues for the year totalled $1.9 million.

  NI-TEX. NI-TEX is an intrastate natural gas transmission and supply company providing gas sales, transportation and storage services. NI-TEX continues to provide flexible city gate gas supply to Northern Indiana, Kokomo Gas and NIFL under term contracts. NI-TEX, through joint ventures with industry partners, also owns natural gas transmission and storage facilities located in Texas. Its Laredo-Nueces pipeline affiliate transported 16.2 million dth of natural gas in 1993. Its Coastline Gas Storage Company affiliate operates a salt dome gas storage facility with a Phase I operating capacity of 2.9 billion cubic feet, and provides contract storage services to Northern Indiana and other third parties. Phase II, which is projected to increase total storage capacity to 5.3 billion cubic feet, is expected to be completed during the fourth quarter of 1995. Operating income from NI-TEX sales arrangements, combined with joint venture earnings, totalled $3.0 million for the year.

  FUEL. Fuel is an oil and gas exploration and production company with activities concentrated in the mid-continent region of the United States and offshore in the Gulf of Mexico. As of December 31, 1993, $35.8 million has been invested in exploration and development projects. Fuel's share of estimated proved reserves at year-end totalled 1.2 million barrels of oil and 23.8 million dth of natural gas.

  CROSSROADS. In April 1993, NI purchased a 20-inch crude-oil pipeline that extends from the Illinois-Indiana state line east 202 miles to Cygnet, Ohio. The Crossroads line has been converted from oil to natural gas and was approved by the Commission as an intrastate pipeline. The line provides: (1) access to major gas supplies in the United States; (2) enhanced ability to negotiate for gas supplies at the most competitive price; (3) a northern hub in the Midwest gas market; and (4) increased reliability for customers in extreme weather conditions such as those occurring in January 1994.

  TRIUMPH NATURAL GAS, INC. (TRIUMPH). Services also owns a 51 percent interest in Triumph, a Dallas-based full service natural gas marketing company. Triumph specializes in the purchase, transportation and sale of natural gas to utility, industrial and commercial customers in the upper midwest region of the United States, as well as supply and transportation management services to Northern Indiana. Triumph also owns interests in gas gathering facilities in Oklahoma.

  In December 1993, Services entered into a Letter of Intent with Eastex Energy Inc. (Eastex) to sell its entire ownership interest in NETCO and its 51 percent ownership interest in Triumph in exchange for a combination of Eastex common and preferred stock, representing an equity ownership of approximately 25 percent. Eastex is a nationwide natural gas merchant specializing in purchase, gathering, transportation, storage and sale of natural gas, and related services. On March 4, 1994, Services entered into a definitive agreement with Eastex for the sale and exchange of its ownership interests in NETCO and Triumph, subject to certain conditions precedent to closing. Services was unable to meet the conditions precedent to closing and, as a result, the definitive agreement will expire March 31, 1994.

REGULATION

  Holding Company Act. Industries is exempt from registration with the Securities and Exchange Commission (the "SEC") as a "registered holding company" under the Public Utility Holding Company Act of 1935, as amended (the "Holding Company Act"). Prior approval of the SEC under the Holding Company Act is, however, required if Industries proposes to acquire, directly or indirectly, additional utility securities. There may also be limits on the extent to which Industries and its non-utility subsidiaries can enter into businesses which are not "functionally related" to the electric and gas businesses without raising questions about Industries' exempt status under the Holding Company Act. SEC guidelines established in prior decisions of the SEC require Industries to remain engaged primarily and predominantly in the electric and gas businesses and to limit the size of its activities outside of such businesses relative to Industries as a whole.

  Industries has no present intention of becoming a registered holding company subject to regulation by the SEC under the Holding Company Act.

  Indiana Utility Regulatory Commission. Northern Indiana and Industries have been advised by their counsel that Industries will not be subject to regulation by the Commission as long as it is not a public utility. Under existing law, Industries and its non-utility subsidiaries are subject to Commission regulation with respect to transactions and contracts with the Utilities, and are subject to certain reporting and information access requirements under Indiana law.

  The Utilities are subject to regulation by the Commission as to rates, service, accounts, issuance of securities, and in other respects. See "Rate Matters" in the Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders, which note is incorporated herein by reference (see
Exhibit 13). The Utilities are also subject to limited regulation by local public authorities.

  Federal Energy Regulatory Commission. Industries is not regulated by the FERC, but any subsidiary, including Northern Indiana, that engages in FERC jurisdictional sales or activities will continue to be subject to such regulation.

  Northern Indiana's restructuring under Industries was approved by a February 29, 1988 order of the FERC. The FERC's February 29, 1988 order is conditioned upon the FERC's continuing authority to examine the books and records of Industries and its subsidiaries, upon further order of the FERC, and to make such supplemental orders, for good cause, as it may find necessary or appropriate regarding the restructuring.

  In 1993, about 3% of Northern Indiana's electric revenues were derived from electric service it furnished at wholesale in interstate commerce to other utility companies, municipalities and WVPA (see Item 1. Business--Electric Operations regarding WVPA). Northern Indiana's wholesale rates and operations are subject to the jurisdiction of the FERC. The jurisdiction of the FERC does not extend to the issuance of securities by Northern Indiana since it is a public utility organized and operating in the State of Indiana, under the laws of which its security issues are regulated by the Commission. The FERC on October 21, 1954, declared Northern Indiana exempt from the provisions of the Natural Gas Act. Kokomo Gas, NIFL and Crossroads are also exempt from the provisions of the Natural Gas Act.

  RATE MATTERS. For information regarding Northern Indiana's gas rates, and the Utilities' take-or-pay pipeline gas costs and potential gas transition costs, see "Rate Matters" and "FERC Order No. 636" in the Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders, which notes are incorporated herein by reference (see Exhibit 13).

  CONSTRUCTION BUDGET. The Utilities 1994-98 construction budget (including allowance for funds used during construction) is estimated at approximately $748 million, including $178 million in 1994, $160 million in 1995, $137 million in 1996, $132 million in 1997 and $141 million in 1998. The Utilities construction estimates include adjustments for anticipated inflation. No new electric generating units are planned in the 1994-98 budget. Northern Indiana does not have, and has no plans to construct, a nuclear generating unit.

  COMPETITION. In municipalities where Northern Indiana renders electric service to the general public as a public utility, no other utility renders electric or gas service, except in Angola, DeMotte, Rome City, Wanatah and Waterloo. In certain municipalities where electric service is supplied by Northern Indiana, NIFL provides competing gas utility service. In localities where Northern Indiana renders gas service only, it competes with electric utilities, municipal or private, for the business for which they render alternative electric service.

  Kokomo Gas and NIFL service territories are contiguous to Northern Indiana's gas service territory, but Northern Indiana, Kokomo Gas and NIFL do not compete for any of the same customers. Kokomo Gas and NIFL compete with other electric utilities serving customers in their respective service territories.

  All electric service territories within the State of Indiana are assigned to the existing suppliers, and boundaries of new territories outside existing municipalities are assigned to the utility having the nearest existing electric distribution lines. Only existing municipal electric utilities may expand their service areas and then only into areas that have been annexed by the municipality, subject to the approval of the Commission and certain other conditions. Northern Indiana makes no representation as to the possible effect upon its business of present or future competition by private or municipal utilities or governmental agencies, instrumentalities or authorities within the territory now served.

  Northern Indiana is also subject to competition for gas sales to industrial customers through their ability, under Northern Indiana's rate provisions, to make their own purchases of gas and have Northern Indiana transport the gas to the customers. During 1993, gas transportation represented 59% of Northern Indiana's total gas sendout.

  Indiana law requires Commission approval before a gas customer of a utility may bypass the utility and make other arrangements for gas service. Any entity which transports gas from outside Indiana for direct sale or delivery to itself or other end-users within the state will be considered a public utility and must obtain a necessity certificate from the Commission in order to engage in such activities.

  EMPLOYEE RELATIONS. Northern Indiana had 4,417 employees at December 31, 1993. Approximately 65% of the Company's employees (physical and clerical workers) are represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC. Effective June 1, 1993, the bargaining unit employees ratified new four-year agreements which continue until June 1, 1997. The new agreements provide for base wage increases of two percent in 1993, three percent in 1994 and 1995, and three and one-half percent in 1996. Additional economic provisions include an early signing bonus of four percent and a variable compensation plan linked to improvements in productivity. Certain officers of Northern Indiana are also officers of Industries. Industries currently has 30 employees in its diversified operations.

  Kokomo Gas had 75 full-time employees at December 31, 1993. Of these, 55 employees are represented by the Oil, Chemical and Atomic Workers International Union, AFL-CIO. New collective bargaining agreements covering these employees were negotiated in early 1992 and will expire February 15, 1995.

  NIFL had 80 full-time employees at December 31, 1993.

  ENVIRONMENTAL MATTERS. Northern Indiana is subject to regulation with regard to environmental matters by various federal, state and local authorities. Northern Indiana cannot forecast the effect of all such regulation upon its generating, transmission and other facilities, or its operations. Northern Indiana intends to comply with all applicable governmental requirements but also intends to contest any it deems to be unreasonable or impossible of compliance or otherwise invalid or contrary to the public interest.

  The application of federal and state restrictions to protect the environment, including but not limited to those hereinafter described, involves or may involve review, certification or issuance of permits by various federal, state and local authorities. Such restrictions, particularly in regard to emissions into the air and water, and disposal of solid wastes, may limit or prevent operations, or substantially increase the cost of operation of Northern Indiana's facilities, and may also require substantial investments above the amounts presently estimated for proposed new projects and may delay or prevent authorization and completion of the projects.

  Northern Indiana's total capital expenditures from January 1, 1989, through December 31, 1993, for pollution control facilities were approximately $75 million, which have been financed in part by the sale of Pollution Control Notes and Bonds--Jasper County. Northern Indiana anticipates expenditures of approximately $40 million for pollution control equipment in the 1994-98 period which includes anticipated expenditures of $8 million for the year 1994 and $8 million for the year 1995.

  Air. The Indiana Department of Environmental Management (IDEM) Office of Air Management has submitted to the U.S. Environmental Protection Agency (EPA) a State Implementation Plan (SIP) in accordance with the requirements of the Clean Air Act Amendments of 1977. As part of the sulfur dioxide SIP, the IDEM adopted a short-term compliance methodology that could make compliance with the applicable standards more difficult from time to time. The result could be the potential increase in costs of fuel incurred by Northern Indiana.

  Attainment-Nonattainment. Under the Clean Air Act Amendments of 1977, the State has identified various areas which are in compliance with the National Ambient Air Quality Standards (NAAQS) (attainment areas), and those that are not (nonattainment areas), with respect to sulfur dioxide, particulate matter and other pollutants. Portions of Lake, Porter and LaPorte Counties in which Northern Indiana operates electric generating facilities remain designated as nonattainment for sulfur dioxide. The control plans for each county are being implemented. Any reductions required by Northern Indiana have been made and no increased costs are anticipated for compliance.

  Lake County, Indiana, is designated as a nonattainment area for particulate or PM-10. The State of Indiana promulgated a new PM-10 SIP rule, which became effective on June 11, 1993. The regulations require reduced opacity and mass emissions limits at Dean H. Mitchell Station as well as the establishment of a fugitive dust control and continuous compliance plans. Northern Indiana invested $2.8 million to rebuild the Unit 5 electrostatic precipitator during 1993 to help meet the new PM-10 emission limits. The cost of compliance with the fugitive dust control requirements in the PM-10 rules cannot be firmly established at this time, but is expected to require minimal additional cost beyond those incurred for fugitive dust control measures historically undertaken at the Mitchell Generating Station. Porter County has been determined to have an unclassified status for PM-10. According to state requirements, the area will be monitored for PM-10 impacts to determine the appropriate classification with respect to the NAAQS. All other counties where Northern Indiana operates electric production facilities have an unclassified status for PM-10.

  Under Title I of the Clean Air Act Amendments of 1990 (CAAA) Lake and Porter Counties are classified as severe nonattainment areas for ozone. Passage of the CAAA results in new provisions applicable to mobile and stationary sources in Lake and Porter Counties. Transportation control measures required by the Employee Commute Options (ECO) rules will affect seven Northern Indiana facilities by late 1996. These measures will include plans to reduce the number of vehicles used by employees during their daily commutes to work and programs that promote the use of alternative fuel vehicles. Control measures requiring reduction of emissions of nitrogen oxides from the Mitchell and Bailly Generating Stations as a consequence of the Lake Michigan Ozone Control Program have yet to be determined. Northern Indiana is proactively undertaking efforts to evaluate potential least-cost methods to reduce emissions of nitrogen oxides from the generating stations. Northern Indiana cannot determine the cost impact of the future provisions.

  Acid Rain. Title IV of the CAAA addresses the acid rain issue by targeting large sources of sulfur dioxide and nitrogen oxides for significant reductions. The core acid rain rules for sulfur dioxide were promulgated by the EPA January 11, 1993. According to the regulations, Bailly Units 7 and 8 and Michigan City Unit 12 will be required to reduce their sulfur dioxide emissions below 2.5 pounds per million British thermal units (lbs/mmBtu) by January 1, 1995. These units, along with the remainder of Northern Indiana's coal-fired units, will require sulfur dioxide reductions below 1.2 lbs/mmBtu by January 1, 2000.

  Presently, all of Northern Indiana's eleven coal-fired generating units except Unit 12 utilize low sulfur fuel or flue gas desulfurization units to control sulfur dioxide emissions below the 1.2 lbs/mmBtu level.

  The EPA approved Northern Indiana's Acid Rain permits for the Bailly and Michigan City Generating Stations on August 31, 1993. The Phase I Acid Rain permits for the stations are effective from January 1, 1995 through December 31, 1999. One component of the permit is the Phase I extension plan for Bailly. Northern Indiana was eligible for and received the extension because of the construction and operation of the Bailly scrubber. This extension plan allocates additional allowances above the basic allowances applicable to Bailly and Michigan City Generating Stations.

  Northern Indiana has successfully tested the use of low sulfur coal at Unit 12 and expects that unit to be able to meet the limits with low sulfur coal. Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

  Additional Air Issues. The CAAA contain provisions that could lead to strict limitations on emissions of nitrogen oxides and "air toxics," which may require significant capital expenditures for control of these emissions. Northern Indiana cannot predict the costs of complying with them, but Northern Indiana believes that any such mandated costs would be recoverable through the rate making process.

  The EPA has promulgated a permit program to meet the requirements of Title V of the CAAA. The IDEM, on November 3, 1993, proposed an Air Operating permit program to meet the requirements of Title V to the Air Pollution Control Board. The program contains fee increases which will be charged when the program is promulgated during the first half of 1994.

  Water. The Clean Water Act, as amended, subjects point source dischargers to technology and water quality based controls through the National Pollution Discharge Elimination System (NPDES) permit program. Northern Indiana is required to have NPDES permits for discharges from its generating stations into the waters of the United States. The IDEM Office of Water Management has issued renewal NPDES permits effective as follows: Schahfer Station, November 1, 1993; Mitchell Station, November 1, 1993 and Michigan City Generating Station, November 1, 1993. The renewed Bailly Station NPDES permit is expected to be issued in the early portion of 1994. Northern Indiana received NPDES permit modifications for intermittent chemical treatment of the main discharge at the Mitchell and Michigan City Stations for zebra mussel control. Bailly Station utilizes thermal treatment in its water systems to control zebra mussels. Schahfer Station has not presently experienced operational impacts due to zebra mussels. Rather, Schahfer Station has experienced equipment problems due to an asiatic clam infestation. Alternate forms of control are being investigated by Northern Indiana in an effort to prevent any impact on plant operations relating to these infestations, while also minimizing the environmental impact of the controls.

  Superfund Sites. Northern Indiana has received notices from the EPA that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and the Superfund Amendment and Reauthorization Act (SARA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation and analysis to determine the amount of remedial costs necessary to clean up the sites. At each of the sites Northern Indiana is one of several PRP's, and it is expected that remedial costs, as provided under CERCLA and SARA, will be shared among them. At some sites Northern Indiana and/or the other named PRP's are presently working with the EPA to clean up the site and avoid the imposition of fines or added costs. While remedial costs at these sites are not presently determinable, Northern Indiana's preliminary analysis indicates its share of such costs should not have a significant impact on the results of future operations.

  Manufactured Gas Plant Sites. Northern Indiana was notified by IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana is continuing to monitor and investigate the site to determine what further remedial action, if any, is required to be taken by it.

  Northern Indiana was notified by Indiana Gas Company, Inc. (Indiana Gas) that the site of a former manufactured gas plant in Lafayette, Indiana, believed to have been formerly owned by

Northern Indiana, was being investigated and partially remediated by Indiana Gas pursuant to an administrative order issued by IDEM. Northern Indiana is investigating its potential liability and evaluating appropriate action.

  Northern Indiana has commenced a voluntary program of investigating its former manufactured gas plant sites in order to determine what, if any, remediation of any potential remaining waste materials may be required. Since this program is in its early stages, it is not possible at this time to estimate what, if any, remediation costs may be incurred.

  Electric And Magnetic Fields. The possibility that exposure to electric and magnetic fields emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of increased public, governmental and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing to resolve scientific uncertainties.

                               ----------------

  The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action.

  It is not possible to predict the scope, enforceability or financial impact of other environmental regulations or standards which may be established in the future.

ITEM 2. PROPERTIES.

  The physical properties of the Utilities are located in the State of Indiana. Crossroads owns a 202-mile natural gas pipeline running from northwest Indiana to Cygnet, Ohio. Only the Indiana portion of the line is presently in service as an intrastate gas pipeline.

  The only significant properties owned by other subsidiaries of Industries are: the Southlake Complex, a 325,000 square foot office building in Merrillville, Indiana, leased to Northern Indiana and owned by Development; a 36-mile intrastate natural gas pipeline, located in southern Texas and half-owned by NI-TEX, Inc.; a golf course and surrounding residential development in Chesterton, Indiana, owned by Lake Erie Land Company (a subsidiary of Development); a waste-to-energy generating plant in Wolverhampton, England owned by Elm Energy; and commercial real estate joint ventures, half-owned by KOGAF Enterprises, located in Kokomo, Indiana.

  ELECTRIC. Northern Indiana owns and operates four electric generating stations, with generating units using fossil fuels, with net capability of 3,179,000 kw. Northern Indiana also owns and operates two hydroelectric generating plants with rated net capability of 10,000 kw, and four gas fired combustion turbine generating units with net capability of 203,000 kw, an aggregate of 3,392,000 kw.

  Northern Indiana has 290 substations with an aggregate transformer capacity of 22,449,000 kva. Its transmission system with voltages from 34,500 to 345,000 consists of approximately 3,050 circuit miles of line, of which 2,073 miles are on wood poles, 823 miles are on steel towers, 133 miles are on steel poles, 19 miles are on concrete poles and 2 miles are in underground conduits. The electric distribution system extends into 21 counties and consists of approximately 7,669 circuit miles of overhead and approximately 1,108 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Of approximately 306,097 poles on which Northern Indiana has transmission and distribution circuits, about 49,502 poles are owned by other utilities. Northern Indiana has distribution transformers having an aggregate capacity of approximately 10,597,576 kva and 425,031 electric watt-hour meters.

  GAS. Northern Indiana has an underground storage field at Royal Center and a liquefied natural gas plant in LaPorte County both described under "Item 1. Business--Gas Operations." Northern Indiana has approximately 12,266 miles of gas mains.

  Kokomo Gas has a liquified natural gas plant in Howard County which has the following capacities: maximum storage of 400,000 mcf; maximum liquefaction rate (gas to liquid), 2,850 mcf per day; maximum vaporization rate (output to distribution system), 30,000 mcf per day. Kokomo Gas also has a gas holder with a storage capacity of 12,000 mcf. Kokomo Gas has approximately 709 miles of gas mains.

  NIFL has approximately 732 miles of gas mains.

  OTHER PROPERTIES. Northern Indiana owns offices and service buildings, salesrooms, garages, repair shops, motor vehicles, construction equipment and tools, and office furniture and equipment, and also leases offices in various localities. It also owns miscellaneous parcels of real estate not now used in utility operations.

  PENDING DONATION OF PROPERTY. Northern Indiana announced during 1991 the planned donation of approximately 2,150 acres of land, including 60 miles of lake and river frontage, to the Indiana Natural Resources Foundation. The property frames and includes the resort areas of Lake Shafer and Lake Freeman in White and Carroll Counties, near the cities of Monticello and Delphi in central Indiana. Northern Indiana acquired the property in 1944 as part of the purchase of dams and two small hydroelectric plants and has maintained the area since that time. Northern Indiana is continuing to pursue the donation of this property to ensure the land is managed to enhance its preservation and recreational value. The dams and hydroelectric plants will be retained for Northern Indiana operations.

  CHARACTER OF OWNERSHIP. The properties of Northern Indiana are subject to the lien of its First Mortgage Indenture. The principal offices and properties are held in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as substantially to impair the usefulness to Northern Indiana of such properties. Many of the offices in the various communities served are occupied by Northern Indiana under leases. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction, which it is Northern Indiana's practice regularly to pay, as and when due, unless contested in good faith. In general, the electric and gas lines and mains are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. These consents and rights are deemed adequate for the purposes for which they are being used. Northern Indiana does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon or under which its electric and gas lines are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric and gas lines and mains was made, other than examination, in certain cases, to verify the grantors' ownership and the lien status thereof.

ITEM 3. LEGAL PROCEEDINGS.

  Industries and Northern Indiana are parties to various pending proceedings, including suits and claims against it for personal injury, death and property damage, but, in the opinion of their counsel, the nature of such proceedings and suits, and the amounts involved, do not depart from the routine litigation and proceedings incident to the kind of business conducted by Northern Indiana, except as set forth above under "Item 1. Business--subcaption Environmental Matters," and as described under the captions "Pending Tax Matter" and "Environmental Matters" in the

Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders, which notes are incorporated herein by reference (see Exhibit
13). No other proceedings against Industries, Northern Indiana or their subsidiaries are contemplated by governmental authorities to the knowledge of Industries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

SUPPLEMENTAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                              DATE OF ASSUMING
       NAME          AGE               OFFICE                 PRESENT POSITION
       ----          ---               ------                 ----------------
Gary L. Neale        54    Chairman, President, Chief        March 1, 1993
                            Executive Officer and Director
Stephen P. Adik      50    Executive Vice President, Chief   January 1, 1994
                            Financial Officer and
                            Treasurer
Patrick J. Mulchay   52    Executive Vice President, Chief   January 1, 1994
                            Operating Officer, Electric
Jeffrey W. Yundt     48    Executive Vice President, Chief   January 1, 1994
                            Operating Officer, Gas
Owen C. Johnson      47    Vice President, Human             January 1, 1994
                            Resources
David A. Kelly       55    Vice President, Real              January 1, 1994
                            Estate and Taxes
Jerry M. Springer    61    Controller                        September 22, 1987
Dennis E. Senchak    48    Assistant Treasurer               January 1, 1994
Nina M. Rausch       50    Secretary                         July 1, 1992

  Throughout the past five years, each of the executive officers of Industries has been continuously active in the business of Industries or Northern Indiana except as follows: Prior to August 15, 1989, Gary L. Neale was Chairman, President and Chief Executive Officer of Planmetrics, Inc., a consulting and computer software firm; prior to July 30, 1990, Owen C. Johnson was Senior Vice President, Administration of LIT America, Inc. and prior to December 31, 1991, David A. Kelly was Partner, Tax Division of Arthur Andersen & Co.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

  Industries' common shares are listed and traded on both the New York and Chicago stock exchanges. The table below indicates the high and low sales price of Industries' common shares, on the composite tape, during the periods indicated.

                                   1993          1992
                               ------------- -------------
                                HIGH   LOW    HIGH   LOW
                               ------ ------ ------ ------
           First Quarter...... 30 1/4 26 1/8 26 3/8 22 1/2
           Second Quarter..... 32 7/8 29 1/8 25 1/8 22 5/8
           Third Quarter...... 34 7/8 31 5/8 26 5/8 25
           Fourth Quarter..... 34 1/4 30 1/2 26 1/2 24 7/8

  As of February 28, 1994, Industries had 40,793 common shareholders of record.

  The policy of the Board of Directors has been to declare dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. Industries paid quarterly common dividends of $0.31 per share during 1992; and quarterly common dividends of $0.33 per share during 1993. At its December 20, 1993 meeting Industries' Board of Directors increased the quarterly common dividend to $0.36 per share, payable February 18, 1994.

  Holders of Industries' common shares will be entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefor. Although the Board of Directors of Industries currently intends to consider the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of Northern Indiana and other subsidiaries, their financial condition, cash requirements, any restrictions in financing agreements and other factors deemed relevant by the Board of Directors. During the next few years, it is expected that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana.

  The following limitations on payment of dividends and issuance of preferred stock applies to Northern Indiana:

  When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 1993, Northern Indiana had approximately $144.1 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

  So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available therefor for the preceding calendar year unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 1993, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 41% of the total capitalization including surplus.

  In connection with the foregoing discussion, see "Common Share Dividend" in the Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders, which note is incorporated herein by reference (See Exhibit 13).

ITEM 6. SELECTED FINANCIAL DATA.

                                        YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                            1993       1992       1991       1990       1989
                         ---------- ---------- ---------- ---------- ----------
Operating revenues
 (000's)................ $1,677,872 $1,582,356 $1,535,161 $1,520,995 $1,559,565
Net income (000's)...... $  156,140 $  136,648 $  133,388 $  125,361 $   72,112(a)
Earnings per average
 common share ..........      $2.31      $2.00      $1.94      $1.81      $1.00(a)
Total assets (000's).... $3,912,324 $3,807,941 $3,647,557 $3,625,181 $3,657,718
Long-term obligations
 and redeemable pre-
 ferred stock (000's)... $1,295,962 $1,160,122 $1,157,686 $1,260,040 $1,328,069
Cash dividends declared
 per common share.......      $1.35      $1.26      $1.18      $1.07      $0.89

- --------
(a) Earnings per share were reduced by $0.72 due to the $82.0 million refund, less associated tax benefits of $30.3 million, related to the Bailly N1 generating unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information regarding results of operations, liquidity and capital resources and environmental matters is reported in the 1993 Annual Report to Shareholders under "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference (see
Exhibit 13).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The following Consolidated Financial Statements and Supplementary Data are included in the 1993 Annual Report to Shareholders and are hereby incorporated by reference and made a part of this report (see Exhibit 13).




     (1) Consolidated Financial Statements--
     Consolidated Statement of Income for the years ended December 31,
      1993, 1992 and 1991
     Consolidated Balance Sheet at December 31, 1993 and 1992
     Consolidated Statement of Capitalization at December 31, 1993 and
      1992
     Consolidated Statement of Long-term Debt at December 31, 1993 and
      1992
     Consolidated Statement of Cash Flows for the years ended December
      31, 1993, 1992 and 1991
     Consolidated Statement of Common Shareholders' Equity for the
      years ended December 31, 1993, 1992 and 1991
     Notes to Consolidated Financial Statements
     Report of Independent Public Accountants (includes an explanatory paragraph referring to changes in the methods of accounting for postretirement benefits other than pensions and income taxes)
     (2) Supplementary Data--
     Selected Supplemental Information

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of this Form 10-K.

  Information regarding directors is included at pages 2-5 in the Notice of Annual Meeting and Proxy Statement dated March 11, 1994, for Annual Meeting to be held April 13, 1994, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation is included at pages 11-17 in the Notice of Annual Meeting and Proxy Statement dated March 11, 1994, for Annual Meeting to be held April 13, 1994, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management is included at pages 6-7 in the Notice of Annual Meeting and Proxy Statement dated March 11, 1994, for Annual Meeting to be held April 13, 1994, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) (1) The Financial Statements filed herewith as a part of this report on Form 10-K are listed on the Index to Financial Statements under Item 8 on page 16.


    (2) The following is a list of the Financial Statement Schedules filed herewith as part of this report on Form 10-K:

      SCHEDULE                                                       PAGE OF
       NUMBER                    DESCRIPTION                        1993 10-K
      --------                   -----------                        ---------
           III Condensed Financial Information of Registrant..   18, 19, 20 & 21
             V Utility Plant and Other Property at Original
               Cost...........................................     22, 23 & 24
            VI Accumulated Depreciation and Amortization......     25, 26 & 27
          VIII Valuation and Qualifying Accounts..............     28, 29 & 30
            IX Short-Term Borrowings..........................         31
             X Supplementary Income Statement Information.....         32

    (3)
      Exhibits--

      The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index included on pages 35-37. Each management contract or compensatory plan or arrangement of Industries listed on the Exhibit Index is separately identified by an asterisk.

  (b) Reports on Form 8-K:

    None.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                    1993       1992
                                                                 ---------- ----------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
ASSETS
- ------
Property:
  Property in service..........................................  $    2,464 $    2,428
  Construction work in progress................................          97         30
  Less: accumulated depreciation...............................         266        256
                                                                 ---------- ----------
      Total property...........................................       2,295      2,202
                                                                 ---------- ----------
Investments (principally investments in wholly-owned subsidiar-
 ies)..........................................................   1,080,460  1,059,671
                                                                 ---------- ----------
Current Assets:
  Cash and cash equivalents....................................       2,371      1,581
  Amounts receivable from subsidiaries.........................      60,809     47,297
  Prepayments..................................................       2,781      2,758
                                                                 ---------- ----------
      Total current assets.....................................      65,961     51,636
                                                                 ---------- ----------
Other (principally notes receivable--associated companies).....     135,947    109,599
                                                                 ---------- ----------
                                                                 $1,284,663 $1,223,108
                                                                 ========== ==========
CAPITALIZATION AND LIABILITIES
- ------------------------------
Capitalization:
  Common shares................................................  $  870,930 $  870,930
  Cumulative preferred shares with mandatory redemption
   provisions..................................................      35,000     35,000
  Additional paid-in capital...................................      27,631     20,775
  Retained earnings............................................     380,888    317,195
  Less: Treasury shares........................................     180,212    168,990
    Unearned compensation......................................       1,684      3,034
    Currency translation adjustment............................       2,881      2,346
                                                                 ---------- ----------
      Total capitalization.....................................   1,129,672  1,069,530
                                                                 ---------- ----------
Current Liabilities:
  Dividends declared on common and preferred stock.............      24,345     22,375
  Other........................................................      16,434     15,443
                                                                 ---------- ----------
      Total current liabilities................................      40,779     37,818
                                                                 ---------- ----------
Other (principally notes payable to associated companies)......     114,212    115,760
                                                                 ---------- ----------
Commitments and Contingencies (Note 3):
                                                                 $1,284,663 $1,223,108
                                                                 ========== ==========

 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1993        1992        1991
                                             ----------  ----------  ----------
                                                  (DOLLARS IN THOUSANDS)
Equity in net earnings of subsidiaries...... $  158,222  $  141,115  $  135,531
                                             ----------  ----------  ----------
Other income (deductions):
  Administrative and general expense........     (6,031)     (4,469)     (3,350)
  Interest income...........................      9,576       5,345       5,959
  Interest expense..........................     (9,339)     (7,919)     (6,235)
  Other, net................................        203         (75)       (920)
                                             ----------  ----------  ----------
                                                 (5,591)     (7,118)     (4,546)
                                             ----------  ----------  ----------
Net income before income taxes..............    152,631     133,997     130,985
Income taxes................................     (3,509)     (2,651)     (2,403)
                                             ----------  ----------  ----------
Net income..................................    156,140     136,648     133,388
Dividend requirements on preferred shares...      3,063       3,063       3,063
                                             ----------  ----------  ----------
Balance available for common shareholders... $  153,077  $  133,585  $  130,325
                                             ==========  ==========  ==========
Average common shares outstanding........... 66,136,396  66,715,941  67,035,495
Earnings per average common share........... $     2.31  $     2.00  $     1.94
                                             ==========  ==========  ==========




 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1993      1992      1991
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
Net cash provided by operating activities........  $153,788  $133,392  $147,263
                                                   --------  --------  --------
Cash flows used in investing activities:
  Purchase of Kokomo Gas and Fuel Co., net of
   cash acquired.................................       --    (43,752)      --
  Purchase of Northern Indiana Fuel and Light
   Company, Inc., net of cash acquired...........   (30,137)      --        --
  Capital expenditures...........................      (103)     (418)   (1,738)
                                                   --------  --------  --------
    Net cash used in investing activities........   (30,240)  (44,170)   (1,738)
                                                   --------  --------  --------
Cash flows provided by (used in) financing activ-
 ities:
  Issuance of common shares......................    36,364    53,911    10,453
  Increase (decrease) in notes payable to subsid-
   iaries........................................      (703)   67,031   (14,478)
  Increase in notes receivable from subsidiaries.   (26,412)  (53,768)  (20,732)
  Cash dividends paid on common shares...........   (88,214)  (83,379)  (77,832)
  Cash dividends paid on preferred shares........    (3,063)   (3,063)   (2,690)
  Acquisition of treasury shares.................   (40,730)  (76,281)  (55,606)
  Other..........................................       --     (1,467)   (1,191)
                                                   --------  --------  --------
    Net cash used in financing activities........  (122,758)  (97,016) (162,076)
                                                   --------  --------  --------
Net increase (decrease) in cash and cash equiva-
 lents...........................................       790    (7,794)  (16,551)
Cash and cash equivalents at beginning of year...     1,581     9,375    25,926
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $  2,371  $  1,581  $  9,375
                                                   ========  ========  ========


 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. DIVIDENDS FROM SUBSIDIARIES

  Cash dividends paid to NIPSCO Industries, Inc. (Industries) by its consolidated subsidiaries were (in thousands of dollars): $155,224, $138,676 and $155,813 in 1993, 1992 and 1991, respectively.

2. SUPPORT AGREEMENT

  The obligations of NIPSCO Capital Markets, Inc. (Capital Markets) are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana Public Service Company (Northern Indiana) which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $299.1 million at December 31, 1993.

3. CONTINGENCIES

  No proceedings against Industries or any of its subsidiaries other than Northern Indiana are pending or contemplated to the knowledge of Industries. The Company is a party to various pending proceedings, including suits and claims against it for personal injury, death and property damage, but, in the opinion of counsel for Northern Indiana, the nature of such proceedings and suits, and the amounts involved, do not depart from the routine litigation and proceedings incident to the kind of business conducted by Northern Indiana.

4. CHANGES IN ACCOUNTING PRINCIPLES

  Effective January 1, 1993, Industries adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," and Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The adoption of these standards did not have a significant impact on the condensed financial statements.

- --------
  See also Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders, which are incorporated herein by reference. (See Exhibit 13).

                                                                      SCHEDULE V

                            NIPSCO INDUSTRIES, INC.

         SCHEDULE V--UTILITY PLANT AND OTHER PROPERTY AT ORIGINAL COST

                     TWELVE MONTHS ENDED DECEMBER 31, 1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

          COL. A               COL. B         COL. C             COL. D    COL. E     COL. F
          ------            ------------ -----------------     ----------- ------- -------------
                                         ADDITIONS AT COST
                                         -----------------
                                         NORTHERN
                                         INDIANA
                                         FUEL AND
                                          LIGHT                RETIREMENTS
                              BALANCE    COMPANY,              AT ORIGINAL  OTHER     BALANCE
CLASSIFICATION OF PROPERTY  JAN. 1, 1993 INC.(A)   OTHER          COST     CHANGES DEC. 31, 1993
- --------------------------  ------------ -------- --------     ----------- ------- -------------
                                                 (DOLLARS IN THOUSANDS)
Utility Plant:
 Electric Utility Plant
  In Service--
    Intangible...........    $        1  $   --   $    --       $    --     $--     $        1
    Production...........     2,094,900      --     58,972       (14,647)    --      2,139,225
    Transmission.........       522,698      --     35,517        (2,572)    --        555,643
    Distribution.........       596,079      --     48,490        (3,687)    --        640,882
    General..............        80,549      --      5,396          (861)     (5)       85,079
  Property Held for Fu-
   ture Use..............         4,741      --        --            --      --          4,741
  Completed Construction
   not Classified........       256,099      --    (53,871)          --      --        202,228
  Construction Work in
   Progress..............        72,176      --      6,490           --      --         78,666
  Coal Reserves..........        71,551      --        --            --      --         71,551
                             ----------  -------  --------      --------    ----    ----------
     Total Electric......     3,698,794      --    100,994       (21,767)     (5)    3,778,016
                             ----------  -------  --------      --------    ----    ----------
 Gas Utility Plant
  In Service--
    Intangible...........            27       65       169           --      --            261
    Production...........            19      293       --            (19)    --            293
    Storage..............       111,934      --      2,576        (1,057)    --        113,453
    Transmission.........       132,760    1,070     5,114           (35)    --        138,909
    Distribution.........       670,776   32,080    49,826        (2,637)    (82)      749,963
    General..............        66,011    1,755     8,030        (1,658)     87        74,225
  Property Held for Fu-
   ture Use..............           151      --        --            --      --            151
  Completed Construction
   not Classified........        65,022      --    (19,250)          --      --         45,772
  Construction Work in
   Progress..............        18,859      --     25,855           --      --         44,714
  Gas Stored Under-
   ground................         8,491      --         53           --      --          8,544
  Plant Acquisition Ad-
   justment..............        22,417   17,476       --            --      --         39,893
                             ----------  -------  --------      --------    ----    ----------
     Total Gas...........     1,096,467   52,739    72,373 (b)    (5,406)      5     1,216,178
                             ----------  -------  --------      --------    ----    ----------
 Common Utility Plant
  In Service--
    Intangible...........           734      --      2,749           --      --          3,483
    Land and Structures..        78,339      --      2,500          (112)    --         80,727
    General Equipment....        64,953      --     15,766          (778)      1        79,942
  Property Held for Fu-
   ture Use..............            28      --        --            --      --             28
  Completed Construction
   not Classified........        61,038      --     (2,230)          --      --         58,808
  Construction Work in
   Progress..............        53,193      --     13,061           --      --         66,254
                             ----------  -------  --------      --------    ----    ----------
     Total Common........       258,285      --     31,846          (890)      1       289,242
                             ----------  -------  --------      --------    ----    ----------
     Total Utility
      Plant..............    $5,053,546  $52,739  $205,213 (b)  $(28,063)   $  1    $5,283,436
                             ==========  =======  ========      ========    ====    ==========
Other Property...........    $  119,309  $   453  $ 32,460      $   (558)   $--     $  151,664
                             ==========  =======  ========      ========    ====    ==========

NOTES:
(a) Northern Indiana Fuel and Light Company, Inc. purchased on March 31, 1993.
(b) Includes acquisition and construction expenditures related to Crossroads Pipeline Company of $24,361,000.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                      SCHEDULE V

                            NIPSCO INDUSTRIES, INC.

         SCHEDULE V--UTILITY PLANT AND OTHER PROPERTY AT ORIGINAL COST

                     TWELVE MONTHS ENDED DECEMBER 31, 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

          COL. A               COL. B         COL. C         COL. D     COL. E         COL. F
          ------            ------------ ----------------  ----------- --------     -------------
                                           ADDITIONS AT
                                               COST
                                         ----------------
                                         KOKOMO
                                         GAS AND           RETIREMENTS
                              BALANCE     FUEL             AT ORIGINAL  OTHER          BALANCE
CLASSIFICATION OF PROPERTY  JAN. 1, 1992 CO.(A)   OTHER       COST     CHANGES      DEC. 31, 1992
- --------------------------  ------------ ------- --------  ----------- --------     -------------
                                                 (DOLLARS IN THOUSANDS)
Utility Plant:
 Electric Utility Plant
  In Service--
    Intangible...........    $        1  $   --  $    --    $    --    $    --       $        1
    Production...........     2,104,992      --       --     (10,092)       --        2,094,900
    Transmission.........       525,960      --       --      (3,262)       --          522,698
    Distribution.........       600,638      --      (259)    (4,300)       --          596,079
    General..............        80,639      --       --         (90)       --           80,549
  Property Held for Fu-
   ture Use..............         4,741      --       --         --         --            4,741
  Completed Construction
   not Classified........       144,743      --   111,356        --         --          256,099
  Construction Work in
   Progress..............        65,372      --   (14,878)       --      21,682          72,176
  Coal Reserves..........        71,551      --       --         --         --           71,551
                             ----------  ------- --------   --------   --------      ----------
     Total Electric......     3,598,637      --    96,219    (17,744)    21,682 (b)   3,698,794
                             ----------  ------- --------   --------   --------      ----------
 Gas Utility Plant
  In Service--
    Intangible...........            21        6      --         --         --               27
    Production...........           --        19      --         --         --               19
    Storage..............       104,977    7,272      --        (315)       --          111,934
    Transmission.........       131,965      940      --        (145)       --          132,760
    Distribution.........       641,715   29,240    1,477     (1,656)       --          670,776
    General..............        62,786    3,299      223       (297)       --           66,011
  Property Held for Fu-
   ture Use..............           151      --       --         --         --              151
  Completed Construction
   not Classified........        35,311      --    29,711        --         --           65,022
  Construction Work in
   Progress..............        13,963      --     4,896        --         --           18,859
  Gas Stored Under-
   ground................         8,371      --       120        --         --            8,491
  Plant Acquisition Ad-
   justment..............           --    22,417      --         --         --           22,417
                             ----------  ------- --------   --------   --------      ----------
     Total Gas...........       999,260   63,193   36,427     (2,413)       --        1,096,467
                             ----------  ------- --------   --------   --------      ----------
 Common Utility Plant
  In Service--
    Intangible...........           734      --       --         --         --              734
    Land and Structures..        88,194      --       --        (230)    (9,625)         78,339
    General Equipment....        65,548      --       --        (595)       --           64,953
  Property Held for Fu-
   ture Use..............            28      --       --         --         --               28
  Completed Construction
   not Classified........        47,595      --    13,443        --         --           61,038
  Construction Work in
   Progress..............        28,692      --    26,240        --      (1,739)         53,193
                             ----------  ------- --------   --------   --------      ----------
     Total Common........       230,791      --    39,683       (825)   (11,364)(c)     258,285
                             ----------  ------- --------   --------   --------      ----------
     Total Utility
      Plant..............    $4,828,688  $63,193 $172,329   $(20,982)  $ 10,318      $5,053,546
                             ==========  ======= ========   ========   ========      ==========
Other Property...........    $   57,492  $ 1,434 $ 49,019   $    --    $ 11,364 (c)  $  119,309
                             ==========  ======= ========   ========   ========      ==========

NOTES:
(a) Kokomo Gas and Fuel Company purchased on February 10, 1992.
(b) Reconstruction costs associated with Bailly Generating Station pipe collapse, net of insurance recoveries.
(c) Office building transferred to non-utility property.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                      SCHEDULE V

                            NIPSCO INDUSTRIES, INC.

         SCHEDULE V--UTILITY PLANT AND OTHER PROPERTY AT ORIGINAL COST

                     TWELVE MONTHS ENDED DECEMBER 31, 1991
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

          COL. A               COL. B     COL. C      COL. D   COL. E     COL. F
          ------            ------------ ---------  ---------- ------- -------------
                                                    RETIREMENT
                                                        AT
                              BALANCE    ADDITIONS   ORIGINAL   OTHER     BALANCE
CLASSIFICATION OF PROPERTY  JAN. 1, 1991  AT COST      COST    CHANGES DEC. 31, 1991
- --------------------------  ------------ ---------  ---------- ------- -------------
                                            (DOLLARS IN THOUSANDS)
Utility Plant:
 Electric Utility Plant
  In Service--
    Intangible...........    $        1  $    --     $    --    $--     $        1
    Production...........     2,078,580    29,650      (3,238)   --      2,104,992
    Transmission.........       521,222     6,640      (1,902)   --        525,960
    Distribution.........       571,296    32,157      (2,815)   --        600,638
    General..............        77,174     4,381        (916)   --         80,639
  Property Held for Fu-
   ture Use..............         3,771       970         --     --          4,741
  Completed Construction
   not Classified........       144,586       157         --     --        144,743
  Construction Work in
   Progress..............        40,714    24,658         --     --         65,372
  Coal Reserves..........        71,551       --          --     --         71,551
                             ----------  --------    --------   ----    ----------
     Total Electric......     3,508,895    98,613      (8,871)   --      3,598,637
                             ----------  --------    --------   ----    ----------
 Gas Utility Plant
  In Service--
    Intangible...........            21       --          --     --             21
    Storage..............       101,947     3,068         (38)   --        104,977
    Transmission.........       124,918     7,212        (165)   --        131,965
    Distribution.........       614,012    29,599      (1,896)   --        641,715
    General..............        56,410     7,257        (881)   --         62,786
  Property Held for Fu-
   ture Use..............           151       --          --     --            151
  Completed Construction
   not Classified........        43,503    (8,192)        --     --         35,311
  Construction Work in
   Progress..............        18,182    (4,219)        --     --         13,963
  Gas Stored Under-
   ground--Non-current...         8,248       123         --     --          8,371
                             ----------  --------    --------   ----    ----------
     Total Gas...........       967,392    34,848      (2,980)   --        999,260
                             ----------  --------    --------   ----    ----------
 Common Utility Plant
  In Service--
    Intangible...........           127       607         --     --            734
    Land and Structures..        87,398       920        (124)   --         88,194
    General Equipment....        62,485     3,618        (555)   --         65,548
  Property Held for Fu-
   ture Use..............            28       --          --     --             28
  Completed Construction
   not Classified........        36,124    11,471         --     --         47,595
  Construction Work in
   Progress..............         9,811    18,881         --     --         28,692
                             ----------  --------    --------   ----    ----------
     Total Common........       195,973    35,497        (679)   --        230,791
                             ----------  --------    --------   ----    ----------
     Total Utility
      Plant..............    $4,672,260  $168,958    $(12,530)  $--     $4,828,688
                             ==========  ========    ========   ====    ==========
Other Property...........    $   42,574  $ 14,918    $    --    $--     $   57,492
                             ==========  ========    ========   ====    ==========

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                     SCHEDULE VI

                            NIPSCO INDUSTRIES, INC.

             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION

                     TWELVE MONTHS ENDED DECEMBER 31, 1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         COL. A            COL. B         COL. C         COL. D    COL. E    COL. F
         ------          ----------  ----------------- ----------- ------- ----------
                                     ADDITIONS CHARGED
                                       TO COSTS AND
                                         EXPENSES
                                     -----------------
                                     NORTHERN
                                     INDIANA
                                     FUEL AND                       OTHER
                          BALANCE     LIGHT                        CHANGES  BALANCE
                          JAN. 1,    COMPANY,  OTHER   RETIREMENTS  (NOTE   DEC. 31,
      DESCRIPTION           1993     INC.(A)  (NOTE A)  (NOTE B)     C)       1993
      -----------        ----------  -------- -------- ----------- ------- ----------
                                           (DOLLARS IN THOUSANDS)
Utility Plant:
 Electric............... $1,369,516  $   --   $125,315  $(29,285)  $ 7,713 $1,473,259
 Gas....................    455,351   12,105    52,714    (8,119)    1,871    513,922
 Common.................     55,030      --      7,792    (1,270)    1,818     63,370
 Retirement work in
  progress..............     (3,279)     --        --      4,949       --       1,670
                         ----------  -------  --------  --------   ------- ----------
   Total Utility Plant.. $1,876,618  $12,105  $185,821  $(33,725)  $11,402 $2,052,221
                         ==========  =======  ========  ========   ======= ==========
Other Property.......... $   22,839  $   158  $  4,730  $   (247)  $   --  $   27,480
                         ==========  =======  ========  ========   ======= ==========
Note A:
 Depreciation and amortization per consolidated statement of income......  $  187,000
   Add: Bailly Generating Station deferred depreciation..................       2,336
        Amortization of utility plant acquisition adjustment.............         702
   Less: Amortization of Schahfer Generating Station Unit 17 and 18 car-
      rying charges and deferred depreciation............................       4,217
                                                                           ----------
                                                                           $  185,821
                                                                           ==========
Note B:
 Retirements credited to Utility Plant...................................  $  (28,063)
   Less: Retirements charged to other accounts...........................         (14)
                                                                           ----------
 Retirements charged to Accumulated Depreciation and Amortization........     (28,049)
   Add: Cost of removal less salvage.....................................     (10,625)
        Fluctuation in retirement work in progress.......................       4,949
                                                                           ----------
                                                                           $  (33,725)
                                                                           ==========
Note C:
 Additions:
   Charged to clearing accounts..........................................  $    5,801
   Depletion expense of coal reserves....................................       5,601
                                                                           ----------
                                                                           $   11,402
                                                                           ==========

- --------
(a) Northern Indiana Fuel and Light Company, Inc. purchased on March 31, 1993.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                     SCHEDULE VI

                            NIPSCO INDUSTRIES, INC.

             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION

                     TWELVE MONTHS ENDED DECEMBER 31, 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         COL. A            COL. B         COL. C        COL. D    COL. E     COL. F
         ------          ----------  ---------------- ----------- -------  ----------
                                        ADDITIONS
                                     CHARGED TO COSTS
                                       AND EXPENSES
                                     ----------------
                                     KOKOMO                        OTHER
                          BALANCE     GAS &                       CHANGES   BALANCE
                          JAN. 1,     FUEL    OTHER   RETIREMENTS  (NOTE    DEC. 31,
      DESCRIPTION           1992     CO. (A) (NOTE A)  (NOTE B)     C)        1992
      -----------        ----------  ------- -------- ----------- -------  ----------
                                           (DOLLARS IN THOUSANDS)
Utility Plant:
 Electric............... $1,260,685  $ --    $122,878  $(22,441)  $ 8,394  $1,369,516
 Gas....................    387,463   20,018   49,233    (3,341)    1,978     455,351
 Common.................     49,897    --       6,591    (1,176)     (282)     55,030
 Retirement work in
  progress..............     (4,818)   --       --        1,539     --         (3,279)
                         ----------  ------- --------  --------   -------  ----------
   Total Utility Plant.. $1,693,227  $20,018 $178,702  $(25,419)  $10,090  $1,876,618
                         ==========  ======= ========  ========   =======  ==========
Other Property.......... $   17,733  $   504 $  3,017  $  --      $ 1,585  $   22,839
                         ==========  ======= ========  ========   =======  ==========
Note A:
 Depreciation and amortization per consolidated statement of income.....   $  182,717
   Add: Bailly Generating Station deferred depreciation.................          202
   Less: Amortization of Schahfer Generating Station Unit 17 and 18 car-
    rying charges and deferred depreciation.............................        4,217
                                                                           ----------
                                                                           $  178,702
                                                                           ==========
Note B:
 Retirements credited to Utility Plant..................................   $  (20,982)
   Less: Retirements charged to other accounts..........................       --
                                                                           ----------
 Retirements charged to Accumulated Depreciation and Amortization.......      (20,982)
   Add: Cost of removal less salvage....................................       (5,976)
        Fluctuation in retirement work in progress......................        1,539
                                                                           ----------
                                                                           $  (25,419)
                                                                           ==========
Note C:
 Additions:
   Charged to clearing accounts.........................................   $    5,847
   Depletion expense of coal reserves...................................        5,747
   Accumulated provision for depreciation of utility plant transferred
    to accumulated provision for depreciation of non-utility property...       (1,585)
   Other................................................................           81
                                                                           ----------
                                                                           $   10,090
                                                                           ==========

- --------
(a) Kokomo Gas and Fuel Company purchased on February 10, 1992.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                     SCHEDULE VI

                            NIPSCO INDUSTRIES, INC.

             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION

                     TWELVE MONTHS ENDED DECEMBER 31, 1991
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         COL. A             COL. B      COL. C     COL. D    COL. E     COL. F
         ------          ------------ ---------- ----------- ------- -------------
                                      ADDITIONS
                                      CHARGED TO              OTHER
                                      COSTS AND              CHANGES
                           BALANCE     EXPENSES  RETIREMENTS  (NOTE     BALANCE
      DESCRIPTION        JAN. 1, 1991  (NOTE A)   (NOTE B)     C)    DEC. 31, 1991
      -----------        ------------ ---------- ----------- ------- -------------
                                          (DOLLARS IN THOUSANDS)
Utility Plant:
  Electric..............  $1,143,359   $119,225   $(11,700)  $ 9,801  $1,260,685
  Gas...................     343,257     46,240     (4,318)    2,284     387,463
  Common................      43,736      6,039       (882)    1,004      49,897
  Retirement work in
 progress...............      (3,420)       --      (1,398)      --       (4,818)
                          ----------   --------   --------   -------  ----------
                          $1,526,932   $171,504   $(18,298)  $13,089  $1,693,227
                          ==========   ========   ========   =======  ==========
Other Property..........  $   16,022   $  1,711   $    --    $   --   $   17,733
                          ==========   ========   ========   =======  ==========
Note A:
 Depreciation and amortization per consolidated statement of in-
  come..............................................................  $  175,721
   Less: Amortization of Schahfer Generating Station Unit 17 and 18
    carrying charges and deferred depreciation......................       4,217
                                                                      ----------
                                                                      $  171,504
                                                                      ==========
Note B:
 Retirements credited to Utility Plant..............................  $  (12,530)
   Less: Retirements charged to other accounts......................         --
                                                                      ----------
 Retirements charged to Accumulated Depreciation and Amortization...     (12,530)
   Add: Cost of removal less salvage................................      (4,370)
        Fluctuation in retirement work in progress..................      (1,398)
                                                                      ----------
                                                                      $  (18,298)
                                                                      ==========
Note C:
 Additions:
   Charged to clearing accounts.....................................  $    6,018
   Depletion expense of coal reserves...............................       6,222
   Other............................................................         849
                                                                      ----------
                                                                      $   13,089
                                                                      ==========


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                   SCHEDULE VIII

                            NIPSCO INDUSTRIES, INC.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         COL. A           COL. B            COL. C               COL. D     COL. E
         ------           ------- --------------------------- ------------ --------
                                           ADDITIONS
                                  ---------------------------
                                  NORTHERN
                                  INDIANA                      DEDUCTIONS
                                  FUEL AND  CHARGED           FOR PURPOSES
                          BALANCE  LIGHT      TO     CHARGED   FOR WHICH   BALANCE
                          JAN. 1, COMPANY, COSTS AND TO OTHER   RESERVES   DEC. 31,
       DESCRIPTION         1993   INC.(A)  EXPENSES  ACCOUNTS WERE CREATED   1993
       -----------        ------- -------- --------- -------- ------------ --------
                                       (DOLLARS IN THOUSANDS)
Reserves Deducted in
 Consolidated Balance
 Sheet from Assets to
 Which They Apply:
 Reserve for accounts
  receivables...........  $5,121    $ 93    $5,254     $--       $5,613     $4,855
 Reserve for invest-
  ments, at equity......  $1,200    $--     $2,300     $--       $1,000     $2,500
 Reserve for invest-
  ments, at cost........  $  --     $--     $2,500     $--       $  --      $2,500
Reserves Classified Un-
 der Reserve Section of
 Consolidated Balance
 Sheet:
 Injuries and damages
  reserve...............  $4,367    $--     $4,450     $--       $4,823     $3,994
 Miscellaneous operating
  reserves..............  $4,424    $--     $1,502     $--       $  521     $5,405

(a) Northern Indiana Fuel and Light Company, Inc. purchased on March 31, 1993.




- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                   SCHEDULE VIII

                            NIPSCO INDUSTRIES, INC.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         COL. A           COL. B              COL. C                COL. D     COL. E
         ------           ------- ------------------------------ ------------ --------
                                            ADDITIONS
                                  ------------------------------  DEDUCTIONS
                                               CHARGED           FOR PURPOSES
                          BALANCE KOKOMO GAS     TO     CHARGED   FOR WHICH   BALANCE
                          JAN. 1,     AND     COSTS AND TO OTHER   RESERVES   DEC. 31,
       DESCRIPTION         1992   FUEL CO.(A) EXPENSES  ACCOUNTS WERE CREATED   1992
       -----------        ------- ----------- --------- -------- ------------ --------
                                        (DOLLARS IN THOUSANDS)
Reserves Deducted in
 Consolidated Balance
 Sheet from Assets to
 Which They Apply:
 Reserve for accounts
  receivables...........  $3,387    $  175     $7,315     $--       $5,756     $5,121
 Reserve for invest-
  ments, at equity......  $1,200    $  --      $  --      $--       $  --      $1,200
Reserves Classified Un-
 der Reserve Section of
 Consolidated Balance
 Sheet:
 Injuries and damages
  reserve...............  $4,008    $  --      $2,975     $--       $2,616     $4,367
 Miscellaneous operating
  reserves..............  $4,132    $1,319     $1,146     $--       $2,173     $4,424

(a) Kokomo Gas and Fuel Company purchased on February 10, 1992.




- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                   SCHEDULE VIII

                            NIPSCO INDUSTRIES, INC.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1991
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

            COL. A             COL. B        COL. C          COL. D     COL. E
            ------             ------- ------------------ ------------ --------
                                           ADDITIONS
                                       ------------------  DEDUCTIONS
                                        CHARGED           FOR PURPOSES
                               BALANCE    TO     CHARGED   FOR WHICH   BALANCE
                               JAN. 1, COSTS AND TO OTHER   RESERVES   DEC. 31,
         DESCRIPTION            1991   EXPENSES  ACCOUNTS WERE CREATED   1991
         -----------           ------- --------- -------- ------------ --------
                                            (DOLLARS IN THOUSANDS)
Reserves Deducted in Consoli-
 dated Balance Sheet from As-
 sets to Which They Apply:
 Reserve for accounts receiv-
  ables......................  $3,944   $5,950     $ --      $6,507     $3,387
 Reserve for investments, at
  equity.....................  $  --    $1,200     $ --      $  --      $1,200
Reserves Classified Under Re-
 serve Section of Consoli-
 dated Balance Sheet:
 Injuries and damages re-
  serve......................  $3,317   $4,375     $ --      $3,684     $4,008
 Miscellaneous operating re-
  serves.....................  $2,882   $1,302     $ --      $   52     $4,132




- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                    SCHEDULE IX

                            NIPSCO INDUSTRIES, INC.

                      SCHEDULE IX--SHORT-TERM BORROWINGS

             TWELVE MONTHS ENDED DECEMBER 31, 1993, 1992 AND 1991
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

      COL. A            COL. B     COL. C      COL. D      COL. E       COL. F
- -------------------    --------- ----------- ----------- ----------- -------------
                                  WEIGHTED     MAXIMUM     AVERAGE     WEIGHTED
                                   AVERAGE     AMOUNT      AMOUNT       AVERAGE
CATEGORY OF AGGREGATE   BALANCE   INTEREST   OUTSTANDING OUTSTANDING   INTEREST
       SHORT-          AT END OF RATE AT END DURING THE  DURING THE   RATE DURING
 TERM BORROWINGS(1)     PERIOD    OF PERIOD    PERIOD     PERIOD(2)  THE PERIOD(3)
- ---------------------  --------- ----------- ----------- ----------- -------------
                                         (DOLLARS IN THOUSANDS)
YEAR 1993
- ---------
  Commercial paper...  $ 74,895     3.50%     $157,800    $ 46,265       3.48%
  Bank notes.........  $110,000     3.78%     $386,301    $194,840       3.85%
YEAR 1992
- ---------
  Commercial paper...  $ 76,500     4.15%     $111,260    $ 74,913       4.08%
  Bank notes.........  $243,701     4.09%     $346,401    $190,926       4.22%
YEAR 1991
- ---------
  Commercial paper...  $ 97,540     5.40%     $140,115    $ 62,634       6.37%
  Bank notes.........  $122,800     5.48%     $129,800    $ 36,869       5.93%

NOTE:
(1) Commercial paper is generally issued for short-term working capital requirements. Individual issues of commercial paper generally remain outstanding for less than thirty days. Bank notes represent borrowing under Credit Agreements and Lines of Credit with a consortium of local, domestic and international banks.

(2) The average amount of short-term borrowing is determined by a weighted monthly average based on number of days outstanding.

(3) The weighted average interest rates, except for commercial paper, represent the actual fixed rates applicable during the time period the borrowings were outstanding. The commercial paper interest rate was determined by dividing the aggregate annualized commercial paper interest expense by the actual aggregate principal outstanding during the period.



- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                                                      SCHEDULE X

                            NIPSCO INDUSTRIES, INC.

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

              TWELVE MONTHS ENDED DECEMBER 31, 1993, 1992 AND 1991
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  The amounts of maintenance and repairs and depreciation which are charged to expenses, other than those set forth in the Consolidated Statement of Income, or are charged to other accounts, are not significant. Advertising is not considered to be significant, and Northern Indiana pays no royalties.

  Provisions for taxes, other than payroll and income taxes, are summarized as follows:

                                                    1993       1992       1991
                                                   -------    -------    -------
                                                      (Dollars in Thousands)
   Real estate and personal property............   $37,059    $35,611    $32,514
   Indiana gross income.........................    20,218     18,921     18,259
   Other........................................     1,909      2,893      3,255
                                                   -------    -------    -------
                                                   $59,186    $57,425    $54,028
                                                   -------    -------    -------
                                                   -------    -------    -------




- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
 NIPSCO Industries, Inc.:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in NIPSCO Industries, Inc.'s annual report to shareholders for the year ended December 31, 1993, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1994. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed on Page 17, Item 14(a)(2) are the responsibility of NIPSCO Industries, Inc.'s management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

  As discussed in the notes to consolidated financial statements, effective January 1, 1993, NIPSCO Industries, Inc. and subsidiaries changed their methods of accounting for postretirement benefits other than pensions and income taxes.

                                          Arthur Andersen & Co.

Chicago, Illinois
January 26, 1994

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          NIPSCO Industries, Inc.
                                              (Registrant)
           March 28, 1994                          /s/ Gary L. Neale
Date_______________________________       By_________________________________
                                              Gary L. Neale, Its Chairman and
                                                         President

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                     DATE
             ---------                           -----                     ----

       /s/ Gary L. Neale             Chairman, President, Principal
- ------------------------------------  Executive Officer and
           Gary L. Neale              Director


      /s/ Stephen P. Adik            Executive Vice President and
- ------------------------------------  Principal Financial Officer
          Stephen P. Adik

     /s/ Jerry M. Springer           Controller and Principal
- ------------------------------------  Accounting Officer
         Jerry M. Springer

     /s/ Steven C. Beering           Director
- ------------------------------------
         Steven C. Beering
      /s/ Arthur J. Decio            Director
- ------------------------------------
          Arthur J. Decio
    /s/ Ernestine M. Raclin          Director
- ------------------------------------
        Ernestine M. Raclin                                  March 28, 1994
      /s/ Denis E. Ribordy           Director
- ------------------------------------
          Denis E. Ribordy
       /s/ Ian M. Rolland            Director
- ------------------------------------
           Ian M. Rolland
     /s/ Edmund A. Schroer           Director
- ------------------------------------
         Edmund A. Schroer
      /s/ John W. Thompson           Director
- ------------------------------------
          John W. Thompson
    /s/ Robert J. Welsh, Jr.         Director
- ------------------------------------
        Robert J. Welsh, Jr.

                                 EXHIBIT INDEX

                                                                                  SEQUENTIALLY
 EXHIBIT                                                                            NUMBERED
  NUMBER                            DESCRIPTION OF ITEM                               PAGE
 --------                           -------------------                           ------------
 (3.(i))  Articles of Incorporation of September 22, 1987, and all Articles of
           Amendment thereto (incorporated by reference to Exhibit 1 to the
           NIPSCO Industries, Inc. Current Report on Form 8-K dated March 25,
           1992).
 (3.(ii)) Amended By-laws effective May 25, 1993 (incorporated by reference to
           Exhibit (3)(ii) to the NIPSCO Industries, Inc. Form 8-K dated July
           13, 1993).
  (4.1)   Indenture dated August 1, 1939 between Registrant and Trustees (in-
           corporated by reference to Exhibit 7 to Northern Indiana Public
           Service Company ("Northern Indiana") Registration Statement (Regis-
           tration No. 2-5178)).
  (4.2)   Third Supplemental Indenture dated August 1, 1943 (incorporated by reference to Exhibit 7-C to Northern Indiana Registration Statement
           (Registration No. 2-5178)).
  (4.3)   Fifteenth Supplemental Indenture dated April 15, 1963 (incorporated by reference to Exhibit 2.03 to Northern Indiana Registration Statement
           (Registration No. 2-21125)).
  (4.4)   Seventeenth Supplemental Indenture dated May 15, 1965 (incorporated by reference to Exhibit 1 to Northern Indiana Current Report on Form 8-K
           dated June 8, 1965).
  (4.5)   Eighteenth Supplemental Indenture dated September 1, 1967 (incorpo-
           rated by reference to Exhibit 1 to Northern Indiana Current Report on
           Form 8-K dated October 9, 1967).
  (4.6)   Nineteenth Supplemental Indenture dated October 1, 1968 (incorporated by reference to Exhibit 1 to Northern Indiana Current Report on Form
           8-K dated November 8, 1968).
  (4.7)   Twenty-second Supplemental Indenture dated May 1, 1971 (incorporated by reference to Exhibit 1 to Northern Indiana Current Report on Form
           8-K dated June 8, 1971).
  (4.8)   Twenty-third Supplemental Indenture dated March 31, 1972 (incorporated by reference to Exhibit 2 to Northern Indiana Current Report on Form
           8-K dated May 5, 1972).
  (4.9)   Twenty-fourth Supplemental Indenture dated July 15, 1973 (incorporated by reference to Exhibit 1 to Northern Indiana Current Report on Form
           8-K dated August 7, 1973).
  (4.10)  Twenty-eighth Supplemental Indenture dated October 15, 1976 (incorpo-
           rated by reference to Exhibit 1 to Northern Indiana Current Report on
           Form 8-K dated November 8, 1976).
  (4.11)  Twenty-ninth Supplemental Indenture dated August 15, 1977 (incorpo-
           rated by reference to Exhibit 1 to Northern Indiana Current Report on
           Quarterly Report on Form 10-Q for the quarter ended September 30,
           1977).
  (4.12)  Thirtieth Supplemental Indenture dated November 1, 1977 (incorporated by reference to Exhibit 1 to Northern Indiana Annual Report on Form
           10-K for year ended December 31, 1977).

                                                                                  SEQUENTIALLY
 EXHIBIT                                                                            NUMBERED
 NUMBER                            DESCRIPTION OF ITEM                                PAGE
 -------                           -------------------                            ------------
 (4.13)  Thirty-third Supplemental Indenture dated June 1, 1980 (incorporated by reference to Exhibit 1 to Northern Indiana Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1980).
 (4.14)  Fortieth Supplemental Indenture dated July 1, 1989 (incorporated by reference to Exhibit 3 to Northern Indiana Current Report on Form 8-K
          dated March 14, 1990).
 (4.15)  Forty-first Supplemental Indenture dated July 1, 1991 (incorporated by reference to Exhibit 1 to Northern Indiana Current Report on Form 8-K
          dated March 25, 1992).
 (4.16)  Indenture, dated as of March 1, 1988, between Northern Indiana and
          Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to Northern Indiana Registration Statement
          (Registration No. 33-44193)).
 (4.17)  First Supplemental Indenture dated December 1, 1991, between Northern
          Indiana and Manufacturers Hanover Trust Company, as Trustee (incor-
          porated by reference to Exhibit 4.1 to Northern Indiana Registration
          Statement (Registration No. 33-63870)).
 (4.18)  Memorandum of Agreement with City of Michigan City, Indiana (incorpo-
          rated by reference to Exhibit 7 to Northern Indiana Registration
          Statement (Registration No. 2-48531)).
 (4.19)  Loan Agreement dated November 1, 1978 with Jasper County, Indiana
          (incorporated by reference to Exhibit 1 to Northern Indiana Annual
          Report on Form 10-K for year ended December 31, 1978).
 (4.20)  Financing Agreement No. 1 dated November 1, 1988 with Jasper County,
          Indiana regarding $37,000,000 Series 1988A Pollution Control Re-
          funding Revenue Bonds. Identical financing agreements between Regis-
          trant and Jasper County provide for the issuance of $47,000,000 Se-
          ries 1988B, $46,000,000 Series 1988C and $24,000,000 Series 1988D
          Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 8 to Northern Indiana Current Report on Form 8-K dated
          March 16, 1989).
 (4.21)  Financing Agreement dated July 1, 1989, with Jasper County, Indiana regarding $41,000,000 Series 1989A Collateralized Pollution Control
          Refunding Revenue Bonds. An identical financing agreement between
          Registrant and Jasper County provides for the issuance of $10,000,000
          Series 1989B Collateralized Pollution Control Refunding Revenue Bonds
          (incorporated by reference to Exhibit 2 to Northern Indiana Current
          Report on Form 8-K dated March 25, 1992).
 (4.22)  Financing Agreement dated July 1, 1991, with Jasper County, Indiana regarding $55,000,000 Series 1991 Collateralized Pollution Control
          Refunding Revenue Bonds (incorporated by reference to Exhibit 3 to
          Northern Indiana Current Report on Form 8-K dated March 25, 1992).
 (4.23)  Rights Agreement between Registrant and Harris Trust and Savings Bank, dated February 27, 1990 (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated March 7,
          1990).

                                                                                  SEQUENTIALLY
 EXHIBIT                                                                            NUMBERED
 NUMBER                            DESCRIPTION OF ITEM                                PAGE
 -------                           -------------------                            ------------
 (10.1)  Supplemental Life Insurance Plan effective January 1, 1991 (incorpo-
          rated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Cur-
          rent Report on Form 8-K dated March 25, 1992).*
 (10.2)  Executive Deferred Compensation Plan effective December 1, 1990 (in-
          corporated by reference to Exhibit 3 to the NIPSCO Industries, Inc.
          Current Report on Form 8-K dated March 25, 1992).*
 (10.3)  Form of Change in Control and Termination Agreements (incorporated by reference to Exhibit 4 to the NIPSCO Industries, Inc. Current Report
          on Form 8-K dated March 25, 1992).*
 (10.4)  Nonemployee Director Stock Incentive Plan effective February 1, 1992
          (incorporated by reference to Exhibit 5 to the NIPSCO Industries,
          Inc. Current Report on Form 8-K dated March 25, 1992).*
 (10.5)  NIPSCO Industries, Inc. Long-Term Incentive Plan (incorporated by ref-
          erence to Exhibit 6 to the NIPSCO Industries, Inc. Current Report on
          Form 8-K dated March 25, 1992).*
 (10.6)  Amended and Restated Pension Plan Provisions effective January 1, 1989
          (incorporated by reference to Exhibit 17 to Northern Indiana Current
          Report on Form 8-K dated March 25, 1992).*
  (11)   Computation of Per Share Earnings.
  (13)   1993 Annual Report to Shareholders for pages 26-53.
  (21)   List of Subsidiaries.
  (23)   Consent of Arthur Andersen & Co.
  (99)   Amended Articles of Incorporation of Northern Indiana Public Service
          Company (incorporated by reference to Exhibit 1 to the Northern Indi-
          ana Current Report of Form 8-K dated May 5, 1982).

- --------
*Management contract or compensatory plan arrangement of NIPSCO Industries, Inc.