Form 10-Q
period 1994-03-31
NIPSCO INDUSTRIES INC
filed 1994-05-13
CIK 823392

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1994

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ________________ to ________________

Commission file number 1-9779

NIPSCO Industries, Inc.
(Exact name of registrant as specified in its charter)


                   Indiana                       35-1719974
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)      Identification No.)


        5265 Hohman Avenue, Hammond, Indiana            46320-1775
        (Address of principal executive offices)        (Zip Code)


        Registrant's telephone number, including area code:  (219) 853-5200

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              X
                       Yes _________      No __________


        As of April 30, 1994, 65,349,209 common shares were outstanding.

NIPSCO Industries, Inc.
Part I.  Financial Information
Report Of Independent Public Accountants

To The Board of Directors of
NIPSCO Industries, Inc.:

        We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of March 31, 1994, and December 31, 1993, and the related consolidated statements of income, common shareholders' equity and cash flows for the three and twelve month periods ended March 31, 1994, and 1993. These consolidated financial statements are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of March 31, 1994, and December 31, 1993, and the results of their operations and their cash flows for the three and twelve month periods ended March 31, 1994, and 1993, in conformity with generally accepted accounting principles.

        As discussed in Notes 7 and 9 to the consolidated financial statements, effective January 1, 1993, NIPSCO Industries, Inc. and subsidiaries changed their methods of accounting for income taxes and postretirement benefits other than pensions.


                                                 Arthur Andersen & Co.

Chicago, Illinois
April 27, 1994

Consolidated Balance Sheet


                                               March 31,       December 31,
ASSETS                                          1994                1993
                                            ==============     =============
                                                 (Dollars in thousands)

Utility Plant, at original cost
  (including construction work in
    progress of $201,006 and $189,634,
    respectively) (Notes 2 and 4):
       Electric                             $   3,807,174     $   3,778,016
       Gas                                      1,226,845         1,216,178
       Common                                     297,865           289,242
                                            _____________     _____________

                                                5,331,884         5,283,436
       Less - Accumulated provision
          for depreciation and
          amortization                          2,095,231         2,052,221
                                            _____________     _____________

          Total utility plant                   3,236,653         3,231,215
                                            _____________     _____________


Other Property and Investments:
   Other property, at cost, less
      accumulated provision for
      depreciation                                125,081           124,184
   Investments, at equity (Note 1)                 17,332            19,142
   Investments, at cost  (Note 1)                   7,118             6,189
                                            _____________      ____________
          Total other property
          and investments                         149,531           149,515
                                            _____________      ____________



Current Assets:
   Cash and cash equivalents                       53,850            16,140
   Accounts receivable, less reserve of
    $6,252 and $4,855,  respectively
    (Note 2)                                      151,875           115,129
   Fuel adjustment clause (Note 2)                  9,277             6,440
   Gas cost adjustment clause (Note 2)                -              35,659
   Materials and supplies, at average
    cost                                           67,482            67,120
   Electric production fuel, at average
    cost                                           23,453            21,533
   Natural gas in storage, at last-in,
     first-out cost (Note 2)                       18,129            62,870
   Prepayments and other                           11,123            11,118
                                            _____________      ____________

           Total current assets                   335,189           336,009
                                            _____________      ____________



Other Assets:
   Regulatory assets (Note 2)                     195,720           177,728
   Deferred charges and other                      18,940            17,857
                                            _____________     _____________

           Total other assets                     214,660           195,585
                                            _____________      ____________

                                            $   3,936,033      $  3,912,324
                                            =============      ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

/TABLE

Consolidated Balance Sheet
                                                    March 31,    December  31,
CAPITALIZATION AND LIABILITIES                        1994            1993
                                                   ===========   =============
                                                     (Dollars in thousands)

Capitalization:
  Common shareholders' equity
   (See accompanying statement)                    $ 1,122,463   $ 1,094,672
  Cumulative preferred stocks (Note 11) -
    Northern Indiana Public Service Company:
       Series without mandatory redemption
        provisions (Note 12)                            97,750        97,753
       Series with mandatory redemption
        provisions (Note 13)                            68,462        68,462
    NIPSCO Industries Inc.:
       Series with mandatory redemption
        provisions (Note 13)                            35,000        35,000
  Long-term debt excluding amounts due
    within one year (Note 17)                        1,214,568     1,192,500
                                                  ____________   ___________

          Total capitalization                       2,538,243     2,488,387
                                                  ____________   ___________

Current Liabilities:
  Obligations due within one year -
    Northern Indiana Public Service Company:
       Commercial paper                                   -           27,895
       Medium-term note -
         9.15% - due April 11, 1994                     60,000        65,000
       Note Payable -
         4.05% - due April 4, 1994                      50,000       110,000
    NIPSCO Capital Markets Inc.:
       Commercial paper                                 32,000        47,000
    Elm Energy and Recycling (UK), Ltd.
       Term loan facility                                3,840         3,766
                                                  ____________   ___________

                                                       145,840       253,661
                                                  ____________   ___________

  Other current liabilities -
    Accounts payable                                   202,077       192,543
    Sinking funds due within one year
     (Notes 13 and 17)                                   3,620         3,413
    Dividends declared on common and
     preferred stocks                                   26,797        26,165
    Customer deposits                                    9,097         9,471
    Taxes accrued                                      119,368        74,562
    Gas cost adjustment clause                           2,832          -
    Interest accrued                                    23,384        12,253
    Other accruals                                      56,072        45,296
                                                  ____________   ___________

                                                       443,247       363,703
                                                  ____________   ___________

          Total current liabilities                    589,087       617,364
                                                  ____________   ___________

Other:
  Deferred income taxes (Note 7)                       574,314       576,071
  Deferred investment tax credits, being amortized
    over life of related property (Note 7)             128,719       129,681
  Deferred credits                                      35,472        37,767
  Regulatory income tax liability (Note 7)              24,713        25,371
  Other noncurrent liabilities (Note 7)                 45,485        37,683
                                                   ___________  ____________

          Total other                                  808,703       806,573
                                                   ___________  ____________

Commitments and Contingencies
(Notes 3, 5, 6, 19 and 20)                         $ 3,936,033  $  3,912,324
                                                   ===========  ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


Part I.  Financial Information

 Consolidated Statement of Income

                                Three Months             Twelve Months
                                Ended March 31,          Ended March 31,
                            _______________________   _______________________

                               1994         1993         1994         1993
                            ==========   ==========   ==========   ==========
                                        (Dollars in thousands)

Operating Revenues:
 (Notes 2, 5 and 22)
   Gas                      $  318,580   $  289,634   $  743,175   $  706,525
   Electric                    246,971      232,013      978,601      923,461
                            __________   __________   __________   __________

                               565,551      521,647    1,721,776    1,629,986
                            __________   __________   __________   __________


Cost of Energy: (Note 2)
   Gas costs                   198,305      177,722      450,228      427,766
   Fuel for electric
    generation                  63,144       59,638      248,058      242,973
   Power purchased               9,102        3,261       24,066       10,771
                            __________   __________   __________   __________

                               270,551      240,621      722,352      681,510
                            __________   __________   __________   __________

Operating Margin               295,000      281,026      999,424      948,476
                            __________   __________   __________   __________

Operating Expenses and
 Taxes (except income):
   Operation                    76,450       71,855      289,001      269,807
   Maintenance (Note 2)         20,313       21,265       82,596       79,748
   Depreciatiation and
    amortization (Note 2)       47,645       46,139      188,506      183,996
   Taxes (except income)        20,834       20,230       72,225       70,605
                            __________   __________   __________   __________

                               165,242      159,489      632,328      604,156
                            __________   __________   __________   __________


Operating Income Before
 Utility Income Taxes          129,758      121,537      367,096      344,320
                            __________   __________   __________   __________

Utility Income Taxes
 (Note 7)                       37,802       34,902       99,730       87,559
                            __________   __________   __________   __________

Operating Income                91,956       86,635      267,366      256,761
                            __________   __________   __________   __________



Other Income (Deductions):
   Allowance for funds,
    other than borrowed
    funds, used during
    construction (Note 2)         -               1         -              29
Other, net (Note 2)             (1,066)        (865)      (2,272)         230
                            __________   __________   __________   __________

                                (1,066)        (864)      (2,272)         259
                            __________   __________   __________   __________


Income Before Interest
  and Other Charges             90,890       85,771      265,094      257,020
                            __________   __________   __________   __________


Interest and Other Charges:
   Interest on long-term
    debt                        21,149       21,681       81,589       86,414
   Other interest                1,966        2,241        8,963       10,279
   Allowance for borrowed
    funds used during
     construction (Note 2)        (727)        (205)      (1,969)        (418)
   Amortization of premium,
    reacquisition premium,
    discount and expense
    on debt, net                   892          878        3,596        3,348
   Dividend requirements on
    preferred stocks of
    subsidiary                   2,569        2,618       10,292       10,438
                            __________   __________   __________   __________

                                25,849       27,213      102,471      110,061
                            __________   __________   __________   __________

Net Income                      65,041       58,558      162,623      146,959

Dividend requirements on
  preferred shares                 766          766        3,063        3,063
                            __________   __________   __________   __________


Balance available for
  common shareholders       $   64,275   $   57,792   $  159,560   $  143,896
                            ==========   ==========   ==========   ==========

Average common shares
  outstanding               65,621,433   65,685,115   66,120,693   66,426,386

Earnings per average
  common share              $     0.97   $     0.87   $     2.41   $     2.16
                            ==========   ==========   ==========   ==========

Dividends declared per
  common share              $     0.36   $     0.33   $     1.38   $     1.28
                            ==========   ==========   ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

/TABLE

Consolidated Statement of Common Shareholders' Equity


                                        Dollars in Thousands
                           __________________________________________________
                                                     Additional
                                           Common      Paid-in      Retained
  Three Months Ended           Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1993   $ 1,034,530  $   870,930  $    20,775  $   317,195
Net income                      58,558                                 58,558
Dividends:
 Preferred shares                 (766)                                  (766)
 Common shares                 (21,978)                               (21,978)
Treasury shares acquired        (5,146)
Issued:
 Employee stock purchase
  plan                             164
 Long-term incentive plan        2,206
 NIFL acquisition               30,172                     6,655
Other                            1,081                         2         (165)
                           ___________  ___________  ___________  ___________

Balance, March 31, 1993    $ 1,098,821  $   870,930  $    27,432  $   352,844
                           ===========  ===========  ===========  ===========



                                        Dollars in Thousands         Shares
                           _____________________________________  ___________

                                                      Currency
   Three Months Ended        Treasury     Unearned   Translation     Common
       (continued)            Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1993   $  (168,990) $    (3,034) $    (2,346)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired        (5,146)
Issued:
 Employee stock purchase
  plan                             164
 Long-term incentive plan        2,206
 NIFL acquisition               23,517
Other                                           773          471
                           ___________  ___________  ___________  ___________

  Balance, March 31, 1993  $  (148,249) $    (2,261) $    (1,875)  73,892,109
                           ===========  ===========  ===========  ===========

                              Shares
                           ___________

  Three Months Ended         Treasury
     (continued)              Shares
========================   ===========

Balance, January 1, 1993    (8,133,759)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (194,246)
Issued:
 Employee stock purchase
  plan                          10,307
 Long-term incentive plan      104,800
 NIFL acquisition            1,112,862
Other
                           ___________

Balance, March 31, 1993     (7,100,036)
                           ===========

                                        Dollars in Thousands
                           __________________________________________________

                                                      Additional
  Three Months Ended                       Common      Paid-in      Retained
     (continued)               Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1994   $ 1,094,672  $   870,930  $    27,631  $   380,888
Net income                      65,041                                 65,041
Dividends:
 Preferred shares                 (766)                                  (766)
 Common shares                 (23,539)                               (23,539)
Treasury shares acquired       (14,273)
Issued:
 Employee stock purchase
  plan                             305                       158
 Long-term incentive plan          420                       (39)
Other                              603                                    (23)
                           ___________  ___________  ___________  ___________

Balance, March 31, 1994    $ 1,122,463  $   870,930  $    27,750  $   421,601
                           ===========  ===========  ===========  ===========



                                        Dollars in Thousands         Shares
                           _____________________________________  ___________

                                                      Currency
  Three Months Ended         Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1994   $  (180,212) $    (1,684) $    (2,881)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (14,273)
Issued:
 Employee stock purchase
  plan                             147
 Long-term incentive plan          412           47
Other                                           123          503
                           ___________  ___________  ___________  ___________

  Balance, March 31, 1994  $  (193,926) $    (1,514) $    (2,378)  73,892,109
                           ===========  ===========  ===========  ===========



                              Shares
                           ___________


  Three Months Ended         Treasury
     (concluded)              Shares
========================   ===========

Balance, January 1, 1994    (8,063,271)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (466,344)
Issued:
 Employee stock purchase
  plan                           9,286
 Long-term incentive plan       14,289
Other
                           ___________

Balance, March 31, 1994     (8,506,040)
                           ===========


                                        Dollars in Thousands
                           __________________________________________________

                                                      Additional
                                           Common      Paid-in      Retained
  Twelve Months Ended          Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, April 1, 1992     $ 1,049,452  $   870,930  $    22,208  $   296,406
Net income                     146,959                                146,959
Dividends:
 Preferred shares               (3,063)                                (3,063)
 Common shares                 (86,234)                               (86,234)
Treasury shares acquired       (41,514)
Issued:
 Employee stock purchase
  plan                             330
 Long-term incentive plan        5,254                        51
 NIFL acquisition               30,172                     6,655
Other                           (2,535)                   (1,482)      (1,224)
                           ___________  ___________  ___________  ___________

Balance, March 31, 1993    $ 1,098,821  $   870,930  $    27,432  $   352,844
                           ===========  ===========  ===========  ===========




                                        Dollars in Thousands         Shares
                           _____________________________________  ___________

                                                      Currency
  Twelve  Months Ended       Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, April 1, 1992     $  (136,234) $    (3,420) $      (438)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (41,514)
Issued:
 Employee stock purchase
  plan                             330
 Long-term incentive plan        5,652         (449)
 NIFL acquisition               23,517
Other                                         1,608       (1,437)
                           ___________  ___________  ___________  ___________

Balance, March 31, 1993    $  (148,249) $    (2,261) $    (1,875)  73,892,109
                           ===========  ===========  ===========  ===========



                              Shares
                           ___________


   Twelve Months Ended       Treasury
      (continued)             Shares
========================   ===========

Balance, April 1, 1992      (6,909,529)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,598,612)
Issued:
 Employee stock purchase
  plan                          20,762
 Long-term incentive plan      274,525
 NIFL acquisition            1,112,862
Other                              (44)
                           ___________

Balance, March 31, 1993     (7,100,036)
                           ===========



                                        Dollars in Thousands
                           __________________________________________________

                                                      Additional
  Twelve Months Ended                      Common      Paid-in      Retained
      (continued)              Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Net income                 $   162,623  $            $            $   162,623
Dividends:
 Preferred shares               (3,063)                                (3,063)
 Common shares                 (90,945)                               (90,945)
Treasury shares acquired       (49,857)
Issued:
 Employee stock purchase
  plan                             574                       296
 Long-term incentive plan        3,880                        24
Other                              430                        (2)         142
                           ___________  ___________  ___________  ___________

Balance, March 31, 1994    $ 1,122,463  $   870,930  $    27,750  $   421,601
                           ===========  ===========  ===========  ===========



                                        Dollars in Thousands         Shares
                           _____________________________________  ___________

                                                      Currency
  Twelve Months Ended        Treasury     Unearned   Translation     Common
      (continued)             Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Net income                 $            $            $
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (49,857)
Issued:
 Employee stock purchase
  plan                             278
 Long-term incentive plan        3,902          (46)
Other                                           793         (503)
                           ___________  ___________  ___________  ___________

Balance, March 31, 1994    $  (193,926) $    (1,514) $    (2,378)  73,892,109
                           ===========  ===========  ===========  ===========



                              Shares
                           ___________


  Twelve Months Ended        Treasury
     (concluded)              Shares
========================   ===========

Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,597,183)
Issued:
 Employee stock purchase
  plan                          17,540
 Long-term incentive plan      173,639
Other
                           ___________

Balance, March 31, 1994     (8,506,040)
                           ===========



The accompanying notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Cash Flows

                              Three Months                Twelve Months
                             Ended March 31,             Ended March 31,
                       ________________________    _________________________

                           1994         1993           1994          1993
                       ===========  ===========    ===========   ===========
                                      (Dollars in thousands)

Cash flows from
 operating activities:
  Net income           $    65,041  $    58,558    $   162,623   $   146,959

Adjustments to
 reconcile net income
 to net cash:
   Depreciation and
    amortization            47,645       46,139        188,506       183,996
   Deferred federal
    and state
    operating income
    taxes, net             (15,068)     (11,364)        (1,582)          (42)
   Deferred investment
    tax credits, net          (962)      (1,850)        (6,558)       (7,439)
   Change in certain
    assets and
    liabilities* -
      Accounts
       receivable,
       net                 (36,746)     (27,837)       (21,164)      (17,902)
      Electric
       production
       fuel                 (1,920)       1,241         17,251        (8,699)
      Materials and
       supplies               (362)       1,212          5,770         3,033
      Natural gas in
       storage              44,741       25,865         (5,809)        1,351
      Accounts payable       9,534       (7,327)        40,368        17,032
      Taxes accrued         44,806       43,705          1,642        30,082
      Fuel adjustment
       clause               (2,837)        (626)        (4,316)        2,217
      Gas cost
       adjustment
       clause               35,659       26,161         20,139       (18,412)
      Other accruals        10,776       21,395        (10,619)        9,284
   Other, net               16,669       21,075          7,056        18,895
                       ___________  ___________    ___________   ___________
        Net cash
         provided by
         operating
         activities        216,976      196,347        393,307       360,355
                       ___________  ___________    ___________   ___________


Cash flows provided by
 (used in) investing
 activities:
   Utility construction
    expenditures           (52,822)     (34,441)      (199,233)     (172,406)
   Acquisition and
    construction
    expenditures
    related to
    Crossroads Pipeline
    Company                 (1,067)        -           (25,428)         -

   Purchase of Northern
    Indiana Fuel and
    Light Company, Inc.,
    net of cash acquired      -         (30,137)          -          (30,137)
   Return of capital to
    Harbor Coal
    Company                   -            -            32,435          -
   Other, net                  195      (14,158)       (38,708)      (45,942)
                       ___________  ___________    ___________   ___________

        Net cash used
         in
         investing
         activities        (53,694)     (78,736)      (230,934)     (248,485)
                       ___________  ___________    ___________   ___________


Cash flows provided by
 (used in) financing
 activities:
   Issuance of
    long-term debt          20,395         -           488,664        50,486
   Issuance of
    short-term debt         87,401      235,401      1,106,507     1,612,364
   Issuance of
    preferred shares          -            -              -           43,000
   Net change in
    commercial paper       (42,895)     (52,500)         8,000        24,000
   Retirement of
    long-term debt          (5,042)         (41)      (382,070)      (68,017)
   Retirement of
    short-term debt       (147,401)    (320,251)    (1,215,358)   (1,657,163)
   Retirement of
    preferred stock           -            (160)        (2,010)      (30,422)
   Issuance of common
    shares                     685       32,378          4,671        35,748
   Acquisition of
    treasury shares        (14,273)      (5,146)       (49,857)      (41,514)
   Cash dividends paid
    on common shares       (23,676)     (21,665)       (90,225)      (83,810)
   Cash dividends paid
    on preferred
    shares                    (766)        (766)        (3,063)       (3,063)
   Other, net                 -           1,487         (1,487)          911
                       ___________  ___________    ___________   ___________

        Net cash used
         in
         financing
         activities       (125,572)    (131,263)      (136,228)     (117,480)
                       ___________  ___________    ___________   ___________


Net increase (decrease)
 in cash and cash
 equivalents                37,710      (13,652)        26,145        (5,610)

Cash and cash
 equivalents at
 beginning of period        16,140       41,357         27,705        33,315
                       ___________  ___________    ___________   ___________


Cash and cash
 equivalents at end
 of period             $    53,850  $    27,705    $    53,850   $    27,705
                       ===========  ===========    ===========   ===========

*Net of effects from purchase of Northern Indiana Fuel and Light Company, Inc.

The accompanying notes to consolidated financial statements are an integral part of this statement.


Notes to Consolidated Financial Statements

(1) Holding Company Structure: NIPSCO Industries, Inc. (Industries) was incorporated in Indiana on September 22, 1987, and became the parent of Northern Indiana Public Service Company (Northern Indiana) on March 3, 1988, after the shareholders of Northern Indiana approved a corporate restructuring pursuant to which Northern Indiana's outstanding common shares were exchanged on a share-for-share basis with common shares of Industries. The other securities of Northern Indiana, including its first mortgage bonds, pollution control notes and bonds, other debt securities and each series of preferred stock, were not changed by the restructuring and they continue to be outstanding obligations and securities of Northern Indiana. Northern Indiana is a public utility operating company supplying electricity and gas to the public in the northern third of Indiana.

        At March 31, 1994, Industries had five direct, wholly-owned subsidiaries in addition to Northern Indiana, which are all Indiana corporations: NIPSCO Development Company, Inc. (Development), NIPSCO Energy Services, Inc. (Services), NIPSCO Capital Markets, Inc. (Capital Markets), Kokomo Gas and Fuel Company(Kokomo Gas) and Northern Indiana Fuel and Light Company, Inc. (NIFL).

        Kokomo Gas is a public utility operating company incorporated in Indiana in 1917, engaged in supplying natural gas to the public. It operates in the city of Kokomo, Indiana and the surrounding area in six counties having a population of approximately 100,000 and served approximately 31,200 customers at March 31, 1994. The Kokomo Gas service territory is contiguous to Northern Indiana's gas service territory.

        On March 31, 1993, Industries acquired NIFL, a natural gas utility headquartered in Auburn, Indiana, that served approximately 28,900 customers at March 31, 1994, in the northeast corner of the state, contiguous to Northern Indiana's service territory. Industries issued 1,112,862 common shares and $26,311 cash in exchange for all of the common shares of NIFL.

        Development makes various investments, including real estate.
Services coordinates the energy-related diversification ventures and has four wholly-owned subsidiaries: NIPSCO Fuel Company, Inc. (Fuel) which makes investments in gas and oil exploration and development ventures; NIPSCO Energy Trading Corp.(NETCO) which is engaged in gas and other energy brokering businesses; NI-TEX, Inc. (NI-TEX) which is an intrastate natural gas transmission and supply company; and Crossroads Pipeline Company (Crossroads), a natural gas transmission company. Capital Markets handles financing for the ventures of Industries other than Northern Indiana.

        In December 1993, Services entered into a Letter of Intent with Eastex Energy Inc. (Eastex) to sell its entire ownership interest in NETCO and its 51% ownership interest in Triumph Natural Gas, Inc. (Triumph), in exchange for a combination of Eastex common and preferred stock, representing an equity ownership of approximately 25%. On March 31, 1994, the definitive agreement of Services and Eastex expired with no further obligations on either party.

        Development is a 95% shareholder in Elm Energy and Recycling (UK) Ltd.(Elm Energy), which was formed to develop, own, and operate a waste-to-energy generating plant in Wolverhampton, England. The 30 megawatt, tire-fueled generating station is expected to use about 8-10 million automobile and truck tires a year and began operations in late 1993.

        Northern Indiana has two subsidiaries: Shore Line Shops, Inc. (Shore
Line) and NIPSCO Exploration Company, Inc. (Exploration). Shore Line undertakes the purchase and sale of transferred employees' residences on behalf of Northern Indiana. Exploration has investment interests, which are subject to Indiana Utility Regulatory Commission (Commission) rate treatment, in off-shore Gulf of Mexico oil and gas leases.

(2)   Summary of Significant Accounting Policies:

        Principles of Consolidation. The consolidated financial statements include the accounts of NIPSCO Industries, Inc., its utility subsidiaries Northern Indiana, Kokomo Gas, NIFL and Crossroads (Utilities), and all non-utility subsidiaries. In addition, the consolidated financial statements of Northern Indiana include its consolidated subsidiaries, Shore Line and Exploration. The operating results of all non-utility subsidiaries are included in "Other, net" under the caption "Other Income (Deductions)" in the Consolidated Statement of Income (except for Exploration's net results of operations, which are reported as a component of "Gas costs," since Exploration is subject to Commission rate treatment). Interest on long-term debt, other interest, and amortization of debt discount and expense are reflected as a component of "Interest and Other Charges." All significant intercompany items have been eliminated in consolidation. Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

        Operating Revenues. Revenues are recorded based on estimated service rendered, but are billed to customers monthly on a cycle basis.

        Depreciation and Maintenance. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions as a percentage of the cost of depreciable utility plant were approximately 4.0%, for the three and twelve month periods ended March 31, 1994, and March 31, 1993. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

        Kokomo Gas provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 3.4% for the three and twelve month periods ended March 31, 1994, and March 31, 1993, respectively.

        NIFL provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.75%.

        The Utilities follow the practice of charging maintenance and repairs, including the cost of renewals of minor items of property, to maintenance expense accounts, except that repairs of transportation and service equipment are charged to clearing accounts and redistributed to operating expense and other accounts. When property which represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to the accumulated provision for depreciation.

        Coal Reserves. Northern Indiana has a long-term mining contract to mine its coal reserves through the year 2001. The costs of these reserves are being recovered through the rate making process as such coal reserves are used to produce electricity.

        Oil and Natural Gas Accounting. Fuel uses the full cost method of accounting for its oil and natural gas production activities. Under this method all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized and amortized on the units of production basis.

        Power Purchased. Power purchases and net interchange power with other electric utilities under interconnection agreements are included in Cost of Energy under the caption "Power purchased."

        Accounts Receivable. At March 31, 1994, Northern Indiana had sold $100 million of certain of its accounts receivable under a sales agreement which expires May 31, 1997.

        Statement of Cash Flows. For the purposes of the Consolidated Statement of Cash Flows, Industries considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

        Cash paid during the periods reported for income taxes and interest was as follows:

                                         Three Months         Twelve Months
                                        Ended March 31,      Ended March 31,
                                     ------------------   -------------------
                                        1994      1993       1994      1993
                                     ========   =======   =========   =======
                                              (Dollars in thousands)

Income taxes                        $  2,435   $  3,342   $ 92,248   $ 65,656

Interest, net of amounts
  capitalized                       $ 11,356   $ 16,232   $ 82,870   $ 97,207

        Fuel Adjustment Clause. All metered electric rates contain a provision for adjustment in charges for electric energy to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the Commission applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under or overrecovery caused by variances between estimated and actual cost in a given three month priod will be included in a future filing. Northern Indiana records any under or overrecovery as a current asset or current liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the Commission and remains in effect for a three-month period.

        Gas Cost Adjustment Clause. All metered gas rates contain an adjustment factor which reflects the cost of purchased gas, contracted gas storage and storage transportation charges. The Utilities record any under or overrecovery as a current asset or current liability until such time as it is billed or refunded to their customers. The gas cost adjustment factor for Northern Indiana is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. The gas cost adjustment factors for Kokomo Gas and NIFL are subject to a semi-annual hearing by the Commission and remain in effect for a six-month period. If the statutory requirement relating to the level of return is satisfied, any under or overrecovery caused by variances between estimated and actual cost in a given three or six month period will be included in a future filing. See Note 5, Rate Matters (Take-or-Pay Pipeline Gas Costs) for a discussion of take-or-pay charges.

        Natural Gas in Storage. Based on the average cost of gas purchased in March, 1994, and December, 1993, the estimated replacement cost of gas in storage (current and non-current) at March 31, 1994, and December 31, 1993, exceeded the stated LIFO cost by approximately $37 million and $55 million, respectively.

        Regulatory Assets. The Utilities' operations are subject to the regulation of the Commission and the Federal Energy Regulatory Commission
(FERC). Accordingly,the Utilities' accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation." The regulatory assets below represent probable future revenue to the Utilities' associated with certain incurred costs as these costs are recovered through the rate making process. Regulatory assets were comprised of the following items, and were reflected in the Consolidated Balance Sheet as follows:

                                                 March 31,       December 31,
                                                   1994              1993
                                                ===========     =============
                                                   (Dollars in thousands)

Unamortized reacquisition
 premium on debt (Note 17)                      $    47,386     $    48,033
Unamortized R.M. Schahfer Unit 17
 and Unit 18 carrying charges
 and deferred depreciation  (see below)              78,144          79,198
Bailly scrubber carrying charges
 and deferred depreciation (see below)                5,453           4,711
Deferral of SFAS No. 106 expense
 not recovered (Note 9)                              27,902          22,410
FERC Order No. 636
 transition costs (Note 5)                           36,835          23,376
                                                ___________     ___________

                                                $   195,720     $   177,728
                                                ===========     ===========

        Carrying Charges and Deferred Depreciation.  Upon completin of R.
M. Schahfer Units 17 and 18, Northern Indiana capitalized the carrying charges and deferred depreciation in accordance with orders of the Commission until the cost of each unit was allowed in rates. Such carrying charges and deferred depreciation are being amortized over the remaining life of each unit.

        Northern Indiana began capitalizing carrying charges and deferring depreciation and certain operating expenses relating to its scrubber service agreement upon completion of the flue gas desulfurization plant in June, 1992, at Northern Indiana's Bailly Generating Station in accordance with an order of the Commission. Capitalization of carrying charges and deferral of depreciation and certain operating expenses will continue until the earlier of December 31, 1995, or the date a final order considering the costs in rates is approved by the Commission.

        Allowance for Funds Used During Construction. Allowance for funds used during construction (AFUDC) is charged to construction work in progress during the period of construction and represents the net cost of borrowed funds used for construction purposes and a reasonable rate upon other (equity) funds. Under established regulatory rate practices, after the construction project is placed in service, Northern Indiana is permitted to include in the rates charged for utility services (a) a fair return on and (b) depreciation of such AFUDC included in plant in service.

        At January 1, 1992, a pretax rate of 4.0% for all construction was being used; effective January 1, 1993, the rate decreased to 3.7% and effective January 1, 1994, the rate increased to 5.0%.

        Foreign Currency Translation. Translation gains or losses are based upon the end-of-period exchange rate and are recorded as a separate component of shareholders' equity.

        Income Taxes. Deferred income taxes are recognized as costs in the rate making process by the commissions having jurisdiction over the rates charged by the Utilities. Deferred income taxes are provided as a result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. These taxes are reversed by a debit or credit to deferred income tax expense as the temporary differences reverse. Investment tax credits have been deferred and are being amortized to income over the life of the related property.

        For additional information relating to income taxes, including information related to Industries' adoption of SFAS No. 109 effective January 1, 1993, which requires an asset and liability approach to accounting for income taxes, see Note 7.

(3)   Pending Tax Matter:  On  August 1, 1991, the Internal Revenue Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS believes that interest paid on the Notes should have been subject to United States tax withholding. The Notes were redeemed in 1985 and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana filed its petition challenging the assessment in the United States Tax Court and trial is set to begin May 31, 1994. Northern Indiana estimates that the IRS claim approximates $41 million of principal and interest at March 31, 1994.
Northern Indiana's management and general counsel believe Northern Indiana will be successful in establishing that no tax withholding was required for the period.

(4) Acquisition of NIFL: On March 31, 1993, Industries acquired NIFL. Industries issued 1,112,862 common shares and $26,311 cash in exchange for all of the common shares of NIFL. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess of the total acquisition costs over the recorded value of net assets acquired (approximately $17 million) was recorded as a plant acquisition adjustment.

(5)   Rate Matters:

        Take-or-Pay Pipeline Gas Costs. The FERC has allowed certain interstate pipeline suppliers to pass on to their customers a portion of costs for contracted gas not purchased (take-or-pay), contract reformation and associated interest charges through direct billing to their customers, including the Utilities.

        Northern Indiana records take-or-pay costs as they are billed by the respective pipeline, and in an order dated September 28, 1988, the Commission allowed Northern Indiana to recover these additional gas costs on a volumetric basis from all customers, including transport customers. The Utilities have recovered approximately $188.5 million of take-or-pay costs and interest from their customers through March 31, 1994. As of March 31, 1994, an additional $10.2 million was scheduled to be billed to the Utilities and recovered from customers over a period of one to five years.

        FERC Order No. 636.   On April 8, 1992, the FERC issued Order No. 636
which required interstate pipelines to restructure their services. Under the Order, existing pipeline sales services have "unbundled" such that gas supplies are being sold separately from interstate transportation services. The Utilities' interstate pipeline suppliers have filed new tariffs with the FERC to implement Order No. 636, and the Utilities have contracted for a mix of transportation and storage services which allows them to meet the needs of their customers. Customers, such as the Utilities, are expected to benefit from enhanced access to competitively priced gas supplies as well as from more flexible transportation services. Pipelines are seeking to recover certain transition costs associated with restructuring under the Order No. 636 regulation from their customers. Any such recovery is subject to established review procedures at the FERC. Also, mandated changes in pipeline rate design could increase the cost of firm transportation service on interstate pipelines. All interstate pipelines are now operating under Order No. 636 regulation.

        The Utilities' pipeline suppliers have made certain filings with the FERC to begin collecting their respective transition costs. The Utilities expect that the total transition costs from all suppliers will approximate $96-$107 million. However, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $37 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. The Utilities believe that any transition costs which the FERC would allow the Utilities' pipeline suppliers to collect would be recoverable by the Utilities from their customers. Northern Indiana has filed a petition with the Commission seeking recovery of the transition costs from its sales and transport customers on a volumetric basis, (which is consistent with what the Commission authorized for the recovery of take-or-pay pipeline gas costs), which petition is now pending. Accordingly, regulatory assets, in amounts corresponding to the costs recorded, have been recorded to reflect the anticipated recovery.

(6) Environmental Matters: Because of major investments made in modern environmental control facilities and the use of low sulfur coal, substantially all of Northern Indiana's electric production facilities already comply with the sulfur dioxide limitations contained in acid rain provisions of the Clean Air Act Amendments of 1990 (CAAA).

        Northern Indiana has successfully tested the use of low sulfur coal at Unit 12 at the Michigan City Generating Station, the only generating unit not in compliance with the future sulfur dioxide limitations, and expects that unit to be able to meet the limits with low sulfur coal. Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

        The CAAA contain provisions that could lead to strict limitations on emissions of nitrogen oxides and "air toxics", which may require significant capital expenditures for control of these emissions. Northern Indiana cannot predict the costs of complying with them, but Northern Indiana believes that any such mandated costs would be recoverable through the rate making process.

        The Environmental Protection Agency (EPA) and Indiana have promulgated an air operating permit program to meet the requirements of the CAAA. This permit program increases the fees associated with operating permits for air emissions.

        Northern Indiana has received notices from the EPA that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and the Superfund Amendment and Reauthorization Act (SARA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation and analysis to determine the amount of remedial costs necessary to clean up the sites. At each of the sites, Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA and SARA,will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the site and avoid the imposition of fines or added costs. While remedial costs at these sites are not presently determinable, Northern Indiana's preliminary analysis indicates its share of such costs should not have a significant impact on the results of future operations.

        Northern Indiana was notified by the Indiana Department of Environmental Management (IDEM) of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana is continuing to monitor and investigate the site to determine what further remedial action, if any, will be required.

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

(7)   Income Taxes.  Effective January 1, 1993, Industries adopted
SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities.

        To implement SFAS No. 109, certain adjustments were made to deferred income taxes. To the extent such income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been recorded in the Consolidated Balance Sheet. These adjustments include the amounts reflecting the Utilities' obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal tax rate which are currently being credited to ratepayers using the average rate assumption
method required by the Tax Reform Act of 1986 and the Commission.   The
initial application of this statement was reflected in the January 1, 1993, Consolidated Balance Sheet, with no impact on results of operations or cash flow. The effect of the implementation entry on regulated activities was to record a net decrease in deferred income taxes and provide a net regulatory income tax liability of approximately $52 million. On August 10, 1993, the Federal statutory income tax rate was increased to 35%, a change of 1%, effective January 1, 1993. The impact of this change reduced the balance of the net regulatory liability approximately $22.1 million during 1993. The net regulatory income tax liability is derived from regulatory assets primarily attributable to undepreciated AFUDC-equity and the cumulative net amount of other income tax timing differences for which deferred taxes had not been provided in the past when regulators did not recognize such taxes as costs in the rate making process and regulatory liabilities primarily attributable to deferred taxes provided at rates in excess of the current statutory rate, as discussed above, and unamortized deferred investment tax credits.

        The components of the net deferred income tax liability at March 31, 1994, and December 31, 1993, are as follows:

                                         March 31, 1994      December 31, 1993
                                        ================    ==================
                                                (Dollars in thousands)

Deferred tax liabilities -
  Accelerated depreciation and
  other property differences             $     679,656         $    677,493
  AFUDC-equity                                  44,278               44,863
  Adjustment clauses                             3,038               16,876
  Take-or-pay gas costs                          3,128                4,234
  Reacquisition premium on debt                 16,586               16,844


Deferred tax assets -
  Deferred investment tax credits              (48,801)             (49,174)
  Removal costs                                (96,160)             (93,279)
  Regulatory income tax liability               (9,327)              (9,582)
  Other, net                                   (19,118)             (20,757)
                                          ____________          ___________

                                               573,280              587,518
Less: Deferred income taxes related
 to current assets and liabilities              (1,034)              11,447
                                          ____________          ___________

Deferred income taxes - noncurrent        $    574,314          $   576,071
                                          ============          ===========

        Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                         Three Months        Twelve Months
                                        Ended March 31,     Ended March 31,
                                      ------------------  ------------------
                                        1994       1993     1994      1993
                                      ========= ========  ========  ========
                                                 (Dollars in thousands)

Current income taxes -
 Federal                              $ 46,797  $ 41,894  $ 93,925  $ 81,754
 State                                   7,035     6,222    13,945    13,286
                                     _________  ________  ________  ________

                                        53,832    48,116   107,870    95,040
                                     _________  ________  ________  ________

Deferred income taxes, net- Federal
 and State-
 Accelerated depreciation and
  other property differences             3,277     2,858    13,630    10,781
 Removal costs                          (2,809)   (2,925)   (8,644)  (11,436)
 Adjustment clauses                    (13,838)   (9,749)   (6,555)    6,247
 Take-or-pay gas costs                  (1,106)     (474)   (6,431)    1,092
 Minimum tax credit deferral              -         -         -          730
 Reacquisition premium on debt            (258)     (261)    2,827    (1,284)
 Other                                    (334)     (813)    3,591    (6,172)
                                      ________   _______   _______   _______

                                       (15,068)  (11,364)   (1,582)      (42)
                                      ________   _______   _______   _______

Deferred investment tax credits, net      (962)   (1,850)   (6,558)   (7,439)
                                      ________   _______   _______   _______

  Total utility operating income taxes  37,802    34,902    99,730    87,559

Income tax applicable to non-
 operating activities and income
 of non-utility subsidiaries            (1,677)   (1,515)   (5,699)   (4,275)
                                      ________  ________  ________  ________

  Total income taxes                  $ 36,125  $ 33,387  $ 94,031  $ 83,284
                                      ========  ========  ========  ========

        A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                      Three Months         Twelve Months
                                     Ended March 31,      Ended March 31,
                                   -------------------  ---------------------
                                     1994       1993      1994        1993
                                   =========  ========  ========    =========
                                             (Dollars in thousands)

Net Income                         $  65,041  $ 58,559  $ 162,623   $ 146,959
Add-Income taxes                      36,125    33,387     94,031      83,284
    Dividend requirements on
    preferred stocks of subsidiary     2,569     2,618     10,292      10,438
                                   _________  ________  _________   _________

Income before preferred dividend
  requirements of subsidiary and
  income taxes                     $ 103,735  $ 94,564  $ 266,946   $ 240,681
                                   =========  ========  =========   =========

Amount derived by multiplying
 pretax income by statutory rate   $  36,307  $ 32,152  $  94,376   $  81,833

Reconciling items multiplied by
 the statutory rate:
   Book depreciation over related
    tax depreciation                     967       979      3,881       4,254
   Amortization of deferred
    investment tax credits            (1,928)   (1,850)    (7,524)     (7,439)
   State income taxes, net of
    federal income tax benefit         3,377     3,211      8,734       8,579
   Reversal of deferred taxes
    provided at rates in excess
    of the current federal income
    tax rate                          (1,298)   (1,381)    (4,997)     (5,436)
   Other, net                         (1,300)      276       (439)      1,493
                                   _________  ________   ________    ________

    Total income taxes             $  36,125  $ 33,387   $ 94,031    $ 83,284
                                   =========  ========   ========    ========

(8) Pension Plans. Industries and its subsidiaries have four noncontributory, defined benefit retirement plans covering substantially all employees. Benefits under the plans reflect the employees' compensation, years of service and age at retirement.

        The plans' funded status as of January 1, 1994 and 1993 are as follows:

                                                        1994           1993
                                                     =========      =========
                                                      (Dollars in thousands)

Vested benefit obligation                            $ 481,755      $ 429,359
Nonvested benefit                                       86,373         75,815
                                                     _________      _________

Accumulated benefit obligation                       $ 568,128      $ 505,174
                                                     =========      =========

Projected benefit obligation for
 service rendered to date                            $ 657,068      $ 588,800
Plan assets at fair market value                       605,379        539,387
                                                     _________      _________

Projected benefit obligation in excess of plan assets   51,689         49,413
Unrecognized transition obligation at January 1,
 being recognized over 17 years                        (54,055)       (59,933)
Unrecognized prior service cost                        (31,464)       (23,100)
Unrecognized gains                                      51,154         50,033
                                                     _________      _________

Accrued pension costs                                $  17,324      $  16,413
                                                     =========      =========

        The accumulated benefit obligation is the present value of future pension benefit payments and is based on the plan benefit formula without considering expected future salary increases. The projected benefit obligation considers estimated future salary increases. Discount rates of 7.50% and 7.75% and rates of increase in compensation levels of 5.5% were used to determine the accumulated benefit obligation and projected benefit obligation at January 1, 1994, and 1993, respectively. The reduction of the discount rate, as discussed above, along with certain plan changes increased the accumulated benefit obligation as of January 1, 1994, by approximately $31 million.

        The following items are the components of provisions for pensions for the three months ended March 31, 1994, and March 31, 1993:

                                                    March 31,      March 31,
                                                      1994           1993
                                                   ==========     ==========
                                                     (Dollars in thousands)

Service costs                                     $    3,627      $   3,329
Interest costs                                        12,050         11,328
Estimated return on plan assets                      (11,931)       (11,045)
Amortization of transition obligation                  1,347          1,347
Other net amortization and deferral                      621            719
                                                  __________      _________

                                                  $    5,714      $   5,678
                                                  ==========      =========

        Assumptions used in the valuation and determination of 1994 and 1993 pension expenses were as follows:

                                                      1994          1993
                                                    =======       =======

Discount rate                                        7.50%         7.75%
Rate of increase in compensation levels              5.50%         5.50%
Expected long-term rate of return on assets          8.25%         8.25%


        The plans' assets are invested primarily in common stocks, bonds, notes and real estate investment funds.

        Industries recorded provisions for pension costs as follows:

                                                   March 31,       March 31,
                                                     1994            1993
                                                  ==========      ==========
                                                    (Dollars in thousands)


Three months ended                                $   5,714        $  5,678
Twelve months ended                               $  22,944        $ 21,820


(9) Postretirement Benefits. Industries provides certain health care and life insurance benefits for retired employees. Substantially all of Industries' employees may become eligible for those benefits if they reach retirement age while working for Industries. Those and similar benefits for active employees are provided through an insurance company whose premiums are based on the benefits to active employees and retirees paid during the year.Prior to January 1, 1993, the Utilities recognized the cost of providing those benefits by expensing insurance premiums, which is consistent with current rate making practices. The annual cost of providing those benefits for retirees and/or their surviving spouses was $6.3 million for the year ended December 31, 1992.

        Effective January 1, 1993, Industries adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which establishes accounting and reporting standards for such postretirement benefits. This standard requires the accrual of the expected cost of such benefits during the employee's years of service. The assumptions and calculations involved in determining the accrual closely parallel pension accounting requirements.

        The following table sets forth the plans' accumulated postretirement benefit obligation as of January 1, 1994, and January 1, 1993.

                                                 January 1,      January 1,
                                                   1994             1993
                                               ==============  ==============
                                                    (Dollars in thousands)

Retirees                                         $   89,650      $   86,318
Fully eligible active plan participants              30,501          26,748
Other active plan participants                      150,215         118,802
                                                 __________      __________

Accumulated postretirement benefit obligation       270,366         231,868
Unrecognized transition obligation                 (220,274)       (231,868)
Unrecognized prior actuarial loss                   (20,737)           -
                                                 __________      __________
Accrued liability for postretirement
 health care benefit obligation                  $   29,355      $     -
                                                 ==========      ==========

       Discount rates of 7.5% and 8% at January 1, 1994, and January 1, 1993, respectively, and a pre-Medicare medical trend rate of 13% declining to a long-term rate of 7% were used to determine the accumulated postretirement benefit obligation at January 1, 1994, and January 1, 1993.

       The transition obligation at January 1, 1993, for accumulated postretirement benefits earned and not recognized is being amortized over twenty years as allowed by SFAS No. 106.

       Net periodic postretirement benefits costs for the three months ended March 31, 1994, and 1993, include the following components:

                                                   March 31,      March 31,
                                                     1994            1993
                                                  ==========     ==========
                                                    (Dollars in thousands)

Service costs                                     $   2,045       $   1,701
Interests costs                                       4,962           4,532
Amortization of transition obligation
 over 20 years                                        2,882           2,880
                                                  _________       _________

                                                  $   9,889       $   9,113
                                                  =========       =========


      Industries recorded net periodic postretirement benefit costs of $37,457,000 for the twelve months ended March 31, 1994.

      The net periodic postretirement benefit costs were determined assuming a 7.5% discount rate for 1994 and an 8% discount rate for 1993, a 5% rate of compensation increase and a pre-Medicare medical trend rate of 13% declining to a long-term rate of 7%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1994, by approximately $45 million and increase the aggregate of the service and interest cost components of plan costs by approximately $1.2 million for the three month period ended March 31, 1994. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates or plan changes.

        Northern Indiana joined with other Indiana utilities and requested that the Commission conduct generic hearings to approve the accrual method of accounting for postretirement benefits for rate making purposes and to authorize the deferral, as a regulatory asset to be recovered through future revenues, of the net increase in cost until such time as the new accrual cost method may be reflected in the rate making process in the next general rate proceeding. Generic hearings were conducted by the Commission during October, 1992, and, in an order issued on December 30, 1992, the Commission authorized the deferral accounting requested but stated such deferral period should not exceed four years; the Utilities expect to request recovery of such costs within that period. The Commission also indicated each utility would have to demonstrate its postretirement benefit costs were prudent and reasonably incurred at the time such costs were proposed to be recovered in the rate making process. In addition, while the Commission stated it was hopeful something less than full accrual of such costs in rates would be possible under generally accepted accounting principles, the Utilities believe the Commission recognizes the full accrual of such postretirement benefits may be required in future rate proceedings in order to avoid any negative impact on a utility's earnings. The Utilities will defer as a regulatory asset the difference between the amount that would have been charged to expense under pay-as-you-go accounting and the amount accrued in accordance with the new standard. Accordingly, the Utilities believe SFAS No. 106 will not have a material effect on future results of operations.

(10) Postemployment Benefits. In November, 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which requires Industries to accrue the estimated cost of benefits provided to former or inactive employees after employment but before retirement. Industries adopted SFAS No. 112 effective January 1, 1994, and its adoption did not have a material impact on financial position or results of operations.

(11)    Authorized Classes of Cumulative Preferred and Preference Stocks:

        Industries -
          20,000,000 shares - Preferred - without par value

        Effective March 2, 1990, 2,000,000 shares of Industries' Series A Junior Participating Preferred Shares were reserved for issuance pursuant to the Share Purchase Rights Plan described in Note 15, Common Shares.

        Northern  Indiana -
          2,400,000 shares - Cumulative Preferred - $100 par value
          3,000,000 shares - Cumulative Preferred - no par value
          2,000,000 shares - Cumulative Preference - $50 par value (none outstanding)
          3,000,000 shares - Cumulative Preference - no par value (none issued)
        Note 12 sets forth the preferred stocks which are redeemable solely at the option of the issuer, and Note 13 sets forth the preferred stocks which are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer.

        The Preferred shareholders of Industries and Northern Indiana have no voting rights except in the event of default on the payment of four consecutive quarterly dividends or as required by Indiana law to authorize additional preferred shares or by the Articles of Incorporation in the event of certain merger transactions.

(12) Preferred Stocks, Redeemable Solely at the Option of the Issuer, Outstanding at March 31, 1994, and December 31, 1993 (see Note 11):

                                                                   Redemption
                                                                    Price at
                                          March 31,  December 31,   March 31,
                                           1994        1993           1994
                                         ========== ============= ============
                                                (Dollars in thousands)

Northern Indiana Public Service Company
Cumulative preferred stock - $100 par
 value -

 4-1/4% series - 211,271 and
 211,298 shares outstanding,
respectively                            $ 21,127     $ 21,130      $ 101.20

 4-1/2% series -  79,996 shares
outstanding                                8,000        8,000        100.00

 4.22%  series - 106,200 shares
outstanding                               10,620       10,620        101.60

 4.88%  series - 100,000 shares
outstanding                               10,000       10,000        102.00

 7.44%  series -  41,900 shares
 outstanding                                4,190        4,190        101.00

 7.50%  series -  34,842 shares
outstanding                                3,484        3,484        101.00

 Premium on preferred stock                   254          254


Cumulative preferred stock -
no par value -
 Adjustable rate (6.00% at
  March 31, 1994),Series A
  (stated value $50 per share) -
  801,500 shares outstanding               40,075       40,075         50.00
                                         ________    _________

                                         $ 97,750    $  97,753
                                         ========    =========

        During the period April 1, 1992, to March 31, 1994, there were no issuances of the above preferred stocks.

        The foregoing preferred stocks are redeemable in whole or in part at any time upon 30 days notice at the option of Northern Indiana at the redemption prices shown, except that the redemption price for the Adjustable Rate Preferred will be reduced periodically in the future.

(13) Redeemable Preferred Stocks Outstanding at March 31, 1994, and December 31, 1993 (see Note 11):

                                                   March 31,     December 31,
                                                     1994           1993
                                                  ==========    =============
                                                    (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of issuer:

Northern Indiana Public Service Company:
  Cumulative preferred stock - $100 par value -
    8.85% series - 112,500 shares outstanding,
      excluding sinking fund payments due within
      one year                                    $ 11,250        $ 11,250

    7-3/4% series - 61,122 shares outstanding,
      excluding sinking fund payments due within
      one year                                       6,112           6,112

    8.35% series - 81,000 shares outstanding,
      excluding sinking fund payments due within
      one year                                       8,100           8,100

  Cumulative preferred stock - no par value -
    6.50% series - 430,000 shares outstanding       43,000          43,000
                                                 _________      __________

                                                    68,462          68,462
                                                 _________      __________

NIPSCO Industries, Inc.:
  Cumulative preferred shares - without par
   value - 8.75% series (stated value -
   - $100 per share), 350,000 shares
   outstanding                                      35,000          35,000
                                                 _________      __________

                                                 $ 103,462      $  103,462
                                                 =========      ==========

        On October 13, 1992, Northern Indiana issued and sold through an underwritten public offering 430,000 shares of 6.50% Series Cumulative Preferred Stock for $43 million. The shares are subject to mandatory redemption in whole by Northern Indiana on October 14, 2002.

        The redemption prices at March 31, 1994, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana and Industries are as follows:



Series      Redemption Price Per Share          Annual Sinking Fund Provisions
======      ==========================          ==============================
Northern Indiana Public Service Company:
  Cumulative preferred stock - $100 par value -
    8.85%  $102.95, reduced periodically           12,500 shares on or
                                            before April 1.

    8.35%  $104.67, reduced periodically           3,000 shares on or before
                                                     July 1; 6,000 shares
                                                     beginning in 2004;
                                                     noncumulative option
                                                     to double amount each
                                                     year.

    7-3/4% $104.94, reduced periodically           2,777 shares on or
                                                     before December 1;
                                                     noncumulative option
                                                     to double amount each
                                                     year.

  Cumulative preferred stock - no par value -
    6.50%  $100.00 on October 14, 2002             430,000 shares on October
                                                     14, 2002.

NIPSCO Industries, Inc.:
  Cumulative preferred shares - without par value -
    8.75%  $100.00 on January 14, 1996             350,000 shares on January
                                                     14, 1996.


        Sinking fund requirements with respect to redeemable preferred stocks outstanding at March 31, 1994, for each of the twelve month periods subsequent to March 31, 1995, are as follows:


            Twelve Months Ended March 31:*
            ===================================================

            1996                                   $ 36,827,700
            1997                                   $  1,827,700
            1998                                   $  1,827,700
            1999                                   $  1,827,700

* Table does not reflect redemptions made after March 31, 1994.


(14) Common Share Dividend: During the next few years, Industries expects that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At March 31, 1994, Northern Indiana had approximately $168.2 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(15)    Common Shares:   Industries has 200,000,000 common shares authorized
without par value.

        Share Purchase Rights Plan. On February 27, 1990, the Board of Directors of Industries declared a dividend distribution of one Right for each outstanding common share of Industries to shareholders of record on March 12, 1990. The Rights are not currently exercisable. Each Right, when exercisable, would initially entitle the holder to purchase from Industries one one-hundredth of a share of Series A Junior Participating Preferred Shares, without par value, of Industries at a price of $60 per one one-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of Industries' outstanding shares, or merged into Industries or Industries into the acquirer, the Rights would entitle the holders to purchase Industries' or the acquirer's common shares for one-half of the market price. The Rights will not dilute Industries' common shares nor affect earnings per share unless they become exercisable for common shares. The Plan was not adopted in response to any specific attempt to acquire control of Industries.

        Common Share Repurchases.   The Board of Directors of Industries has
authorized the repurchase of up to approximately 10.7 million common shares in addition to those required in connection with the acquisitions of Kokomo Gas and NIFL. At March 31, 1994, Industries had purchased 12,363,373 shares at an average price of $22.00 per share of which 1,848,588 shares and 1,112,862 shares were reissued in connection with the Kokomo Gas and NIFL acquisitions, respectively. Approximately 1.3 million additional common shares may be repurchased under the Board's authorizations.

(16) Long-Term Incentive Plan: Industries' Long-Term Incentive Plan (the 1988 Plan) for key management employees, which was approved by shareholders on April 13, 1988, provides for the issuance of up to 2,500,000 of Industries' common shares to key employees through 1998. At March 31, 1994, there were 785,000 shares reserved for future awards under the 1988 Plan. The 1988 Plan permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at March 31, 1994.

        The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries stock or a combination thereof. Restricted stock awards are restricted as to transfer and subject to forfeiture for specific periods from the date of grant. Restrictions on the shares awarded during 1990 and 1991 lapse five years from date of grant and vest subject to specific share price appreciation conditions. If a participant's employment is terminated other than by reason of death, disability or retirement, restricted shares are forfeited. There were 150,500 and 157,500 restricted shares outstanding at March 31, 1994, and December 31, 1993, respectively.

        Changes in outstanding shares under option and SARs for three and twelve month periods ended March 31, 1994, and 1993, are as follows:


                                      Nonqualified Stock Options
                         ___________________________________________________

Three Months Ended                     Option                     Option
    March 31,              1994         Price          1993        Price
==================       =======================     =======================
Balance beginning
 of period               890,800   $10.94-$33.19      869,150  $10.94-$26.06
  Granted                   -                            -
  Exercised              (18,250)  $10.94-$26.06     (104,800) $10.94-$22.94
  Cancelled               (8,300)  $33.19              (1,500) $26.06
                         _______                     ________

Balance end of period    864,250   $10.94-$33.19      762,850  $10.94-$26.06
                         =======                     ========

Shares exercisable       584,050   $10.94-$26.06      470,950  $10.94-$22.94



                                      Nonqualified Stock Options
                                              With SARs
                         _________________________________________________

Three Months Ended                     Option                     Option
     March 31,             1994         Price          1993        Price
==================       =======================     =====================
Balance beginning
 of period                 9,900        $10.94         11,500       $10.94
  Granted                   -                            -
  Exercised                 -                            -
  Cancelled                 -                            -
                         _______                      ________

Balance end of period      9,900        $10.94         11,500       $10.94
                         =======                      ========

Shares exercisable         9,900        $10.94         11,500       $10.94



                                      Nonqualified Stock Options
                         ___________________________________________________

Twelve Months Ended                     Option                     Option
    March 31,              1994         Price          1993        Price
====================     =======================     =======================
Balance beginning
 of period               762,850   $10.94-$26.06      756,925  $10.94-$22.94
  Granted                288,500   $33.19             293,400  $26.06
  Exercised             (174,600)  $10.94-$26.06     (254,775) $10.94-$22.94
  Cancelled              (12,500)  $26.06-$33.19      (32,700) $10.94-$26.06
                         _______                     ________

Balance end of period    864,250   $10.94-$33.19      762,850  $10.94-$26.06
                         =======                     ========

Shares exercisable       584,050   $10.94-$26.06      470,950  $10.94-$22.94


                                      Nonqualified Stock Options
                                              With SARs
                         ___________________________________________________

Twelve Months Ended                     Option                     Option
     March 31,             1994         Price          1993        Price
===================      =======================     =======================
Balance beginning
 of period                11,500        $10.94        39,000       $10.94
  Granted                   -                           -
  Exercised                 -                        (27,500)      $10.94
  Cancelled               (1,600)       $10.94          -
                         _______                     _______

Balance end of period      9,900        $10.94        11,500       $10.94
                         =======                     ========

Shares exercisable         9,900        $10.94        11,500       $10.94


        Industries' 1994 Long-Term Incentive Plan (1994 Plan) was adopted by the shareholders on April 13, 1994. It is similar to the 1988 Plan and provides an additional 2.5 million common shares available for issuance to key employees through 2004. No shares have been issued under the 1994 Plan.

        The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 100,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options in the future. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of April 13, 1994, 24,750 shares were issued under the Plan.

(17) Long-term Debt: At March 31, 1994, and December 31, 1993, the long-term debt of Industries' consolidated subsidiaries, excluding amounts due within one year, issued and not retired or cancelled was as follows:

                                                      Amount  Outstanding
                                                  ___________________________
                                                     March 31,   December 31,
                                                       1994         1993
                                                  ============= =============
                                                     (Dollars in thousands)

Northern Indiana Public Service Company
First mortgage bonds
 Series N, 4-5/8%, due May 15, 1995               $    22,436   $   22,436
 Series O, 6-3/8%, due September 1, 1997               27,300       27,507
 Series P, 6-7/8%, due October 1, 1998                 15,671       15,671
 Series S, 8-1/8%, due May 1, 2001                     41,000       41,000
 Series T, 7-1/2%, due April 1, 2002                   40,643       40,643
 Series U, 8-1/8%, due July 15, 2003                   55,739       55,739
 Series Y, 8-3/8%, due October 15, 2006                50,575       50,575
 Series Z, 8-1/8%, due August 15, 2007                 43,069       43,069
 Series AA, 8-1/2%, due November 1, 2007               33,407       33,407
 Series LL, 7-1/2%, due October 15, 2014               41,000       41,000
 Series MM, 7-1/2%, due October 15, 2004               10,000       10,000
 Series NN, 7.10%, due July 1, 2017                    55,000       55,000
                                                  ___________   __________

    Total                                             435,840      436,047
                                                  ___________   __________
Pollution control notes and bonds
 Series A note -
  City of Michigan City,
   5.70% due October 1, 2003                           21,500       21,500
 Series 1978 note -
  County of Jasper,
   6.70% due November 1, 2008                          18,000       18,000
 Series 1988 bonds - Jasper County -
  Series  A, B and C
   2.53% weighted average at
   March 31, 1994, due November 1, 2016               130,000      130,000
 Series 1988 bonds - Jasper County -
  Series D 2.41% weighted average at
  March 31, 1994, due November 1, 2007                 24,000       24,000
                                                  ___________   __________

    Total                                             193,500      193,500
                                                  ___________   __________

Medium-term notes -
 Issued at interest rates between
  5.83% and 7.64% with a weighted average
  interest rate of 6.85% and various maturities
  between April 6, 1998 and August 17, 2023           474,750      454,200
Unamortized premium and discount on
 long-term debt, net                                   (4,733)      (4,663)
                                                  ___________   __________
   Total long-term debt of
    Northern Indiana Public Service Company         1,099,357    1,079,084
                                                  ___________   __________

NIPSCO Capital Markets, Inc.
 Medium-term note - 9.95% - due June 10, 1996           7,500        7,500
 Unamortized discount                                     (14)         (16)
 Zero coupon notes - 7.57%, $72,500 at maturity,
  due December 1, 1997                                 55,211       54,191
                                                  ___________   __________

     Total long-term debt of NIPSCO Capital
      Markets, Inc.                                    62,697       61,675
                                                  ___________   __________

NIPSCO Development Company, Inc.
 Lake Erie Land Company - Notes Payable -
  Interest rates between 6.25% and 7.25% with
    a weighted average interest rate of 6.68%
    and various maturities between July 5,
    1996 and June 30, 1998                              3,212        3,256
 Elm Energy and Recycling (UK), Ltd.
  Term Loan Facility - 6.79% - due December 31,
   2004                                                42,394       41,577
 Metals Technology Corporation - Notes Payable -
  Mortgage note, 6.50% - due September 25, 2005           108          108
                                                  ___________   __________


    Total long-term debt of NIPSCO Development
     Company, Inc.                                     45,714       44,941
                                                  ___________   __________

Northern Indiana Fuel and Light Company, Inc.
 Sinking Fund Debentures -
  Series G, 9.50%, - due August 1, 2001                 3,000        3,000
  Series H, 10.80%, - due August 1, 2008                3,800        3,800
                                                  ___________   __________
    Total long-term debt of Northern Indiana
     Fuel and Light
     Company, Inc.                                      6,800        6,800
                                                  ___________   __________

    Total long-term debt, excluding amounts due
     in one year                                  $ 1,214,568   $1,192,500
                                                  ===========   ==========


        The sinking fund requirements of long-term debt outstanding at March 31, 1994, (including the maturity of Northern Indiana's first mortgage bonds:
Series N, 4-5/8%, due May 15, 1995; Series O, 6-3/8%, due September 1, 1997; Series P, 6-7/8% due October 1, 1998; Northern Indiana's medium-term notes due from April 6, 1998 to April 13, 1998; NIPSCO Capital Markets' medium-term note due June 10, 1996, and Zero Coupon Notes due December 1, 1997; and Lake Erie Land Company's notes payable due July 5, 1996 to June 30, 1998), for each of the twelve month periods subsequent to March 31, 1995, are as follows:


     Twelve Months Ended March 31,
    ==============================
     1996          $   28,033,643
     1997          $   17,200,678
     1998          $   34,922,423
     1999          $  130,722,423

        Unamortized debt expense, premium and discount on long-term debt, applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums are being deferred and amortized.

        Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented, securing the first mortgage bonds issued by Northern Indiana, constitutes a direct first mortgage lien upon substantially all property and franchises, other than expressly excepted property, owned by Northern Indiana.

        On April 5, 1993, Series V, First Mortgage Bonds, 8.90% due 2004; Series BB, First Mortgage Bonds, 9-7/8% due 2004; and the Series KK, First Mortgage Bonds, 9-1/4% due 2016 were redeemed in total at the option of Northern Indiana. Redemption was accomplished through the issuance of short-term debt.

        In April, 1993, Northern Indiana sold $125,000,000 in Medium-Term Notes, Series B, due from 1 year to 30 years from date of issue. The proceeds from the sale of the notes were used to repay short-term debt which was incurred to pay at maturity certain of Northern Indiana's previously outstanding medium-term notes and first mortgage bonds.

         On June 2, 1993, Northern Indiana received authorization from the Commission to issue up to $349,750,000 of Medium-Term Notes, Series C, due from 1 year to 30 years from date of issue for refinancing purposes and paying outstanding long-term debt at maturity. A portion of the proceeds was used to repay short-term debt which was incurred in connection with the first mortgage bonds redeemed on April 5, 1993, and a portion was used for early redemption on August 2, 1993, of $88 million of Northern Indiana's medium-term notes due in 1996. As of January 19, 1994, all of the Medium-Term Notes, Series C, have been issued.

        On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April, 1994. As of March 31, 1994, none of the Medium-Term Notes, Series D, have been issued.

        The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $305.6 million at March 31, 1994.

(18) Short-term Borrowings: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates September 21, 1996, unless extended by its terms. As of March 31, 1994, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1994, which are expected to be renewed for the subsequent twelve month period. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1994, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

        Northern Indiana also has $173.5 million of money market lines of credit. As of March 31, 1994, there were no borrowings outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1994, there were no borrowings outstanding under this facility.

        On April 5, 1993, Northern Indiana executed a 364-day $50 million private placement loan. The loan was repaid April 4, 1994.

        Northern Indiana uses commercial paper to fund short-term working capital requirements. As of March 31, 1994, Northern Indiana had no commercial paper outstanding.

        Capital Markets has a $150 million revolving Credit Agreement which will terminate October 21, 1995, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the back-up instrument for a commercial paper program. As of March 31, 1994, there were no borrowings outstanding under this agreement.

        Capital Markets also has $50 million of money market lines of credit. As of March 31, 1994, there were no borrowings outstanding under these lines of credit.

        As of March 31, 1994, Capital Markets had $32.0 million in commercial paper outstanding, having a weighted average interest rate of 3.83%.

        NIFL has an unsecured revolving credit agreement with a bank for $2 million. Borrowings bear interest at the bank's prevailing prime rate. As of March 31, 1994, there were no borrowings under this agreement.

(19) Operating Leases: On April 1, 1990, Northern Indiana entered into a 20-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.0 million.

        The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 1994:



     Twelve Months Ended March 31,
     =============================================
                             (Dollars in thousands)
       1995                                $ 5,650
       1996                                  2,972
       1997                                  1,896
       1998                                  1,796
       1999                                  1,761
       Later years                          24,169
                                           _______
     Total minimum payments required       $38,244
                                           =======

        The consolidated financial statements include rental expense for all operating leases as follows:



                          March 31,     March 31,
                            1994          1993
                         ==========    ==========
                          (Dollars in thousands)

Three months ended       $    1,857    $    1,729
Twelve months ended      $    7,379    $    5,496

(20) Commitments: Northern Indiana estimates that approximately $738 million will be expended for construction purposes for the period from January 1, 1994, to December 31, 1998. Substantial commitments have been made by Northern Indiana in connection with this program.

        Northern Indiana has entered into a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and Mitsubishi Heavy Industries America, Inc., under which Pure Air will provide scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at Bailly Generating Station. Services under this contract commenced on June 15, 1992, with annual charges approximating $20 million. The scrubber will receive $14.4 million in government funding for operating and maintenance expenses during a three-year demonstration period. Pure Air is required to meet certain performance standards during the demonstration period commencing with the date above. During this period, either Northern Indiana or Pure Air can terminate this agreement unilaterally. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminates the agreement prior to the end of the 20-year contract period.

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

(21) Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

        Investments at cost: The fair value of some investments are estimated based on market prices for those or similar investments.

        Long-term debt/Preferred stock: The fair value of long-term debt and preferred stock are estimated based on the quoted market prices for the same or similar issues or on the rates offered to Industries for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

        The carrying values and estimated fair values of Industries' financial instruments are as follows:


                                  March 31, 1994         December 31, 1993
                             ________________________  ______________________
                              Carrying    Estimated     Carrying    Estimated
                               Amount     Fair Value     Amount    Fair Value
                             ==========  ===========   ==========  ==========
                                           (Dollars in thousands)

Cash and cash equivalents    $   53,850  $    53,850   $   16,140  $   16,140
Investments at cost               7,118        7,655        6,189       6,474
Long-term debt
 (including current
  portion)                    1,280,381    1,206,159    1,263,029   1,267,728
Preferred stock                 203,040      181,280      203,043     185,368


        The majority of the long-term debt relates to utility operations.
The Utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(22) Customer Concentrations: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 2% of gas revenue (including transportation services) and 24% of electric revenue for the twelve months ended March 31, 1994, as compared to 2% and 25%, respectively, for twelve months ended March 31, 1993.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
Results of Operations

Holding Company -

        NIPSCO Industries, Inc. (Industries), an Indiana corporation, became a holding company on March 3, 1988. Northern Indiana Public Service Company (Northern Indiana), Northern Indiana Fuel and Light Company, Inc., (NIFL), Kokomo Gas and Fuel Company (Kokomo Gas), NIPSCO Development Company, Inc., (Development), NIPSCO Energy Services, Inc. (Services), and NIPSCO Capital Markets, Inc. (Capital Markets) are direct subsidiaries of Industries. NIPSCO Fuel Company, Inc. (Fuel), NI-TEX Inc. (NI-TEX) and NIPSCO Energy Trading Corp. (NETCO) are direct subsidiaries of Services. The following discussion, except where noted, is attributable to the utility operations of Northern Indiana, Kokomo Gas, NIFL and Crossroads Pipeline Company (Utilities).

Revenues -

        Total operating revenues for the twelve months ended March 31, 1994, increased $91.8 million as compared to the twelve months ended March 31, 1993. Gas revenues increased $36.7 million and electric revenues increased $55.1 million.

        The increase in gas revenues was largely attributable to increased sales to residential and commercial customers due to colder weather, inclusion of NIFL for the entire twelve month period, higher purchase gas cost per dekatherm(dth), and was partially offset by decreased transportation revenue per dth delivered due to lower take-or-pay charges. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over the Utilities' systems. The Utilities had approximately 685,500 gas customers at March 31, 1994.

        The increase in electric revenues for the twelve months ended March 31, 1994, was mainly due to increased sales to residential and commercial customers as a result of warmer weather during the second and third quarters of 1993 and increased sales to industrial customers partially offset by decreased sales to wholesale customers. At March 31, 1994, Northern Indiana had approximately 396,100 electric customers.

        Total operating revenue for the three months ended March 31, 1994, increased $43.9 million as compared to the three months ended March 31, 1993. Gas revenues increased $28.9 million and electric revenues increased $15.0 million as compared to the same period in 1993. The increase in gas revenues was mainly due to increased sales due to colder weather this year. The increase in electric revenue for the three months ended March 31, 1994, was mainly due to higher sales to residential customers and increased industrial demands.

        The basic steel industry accounted for 39% of natural gas delivered (including volumes transported) and 40% of electric sales during the twelve months ended March 31, 1994.

        The components of the variations in gas and electric revenues are shown in the following tables:

                                             Variations from Prior Periods
                                          __________________________________
                                                    March 31, 1994
                                                      Compared to
                                                    March 31, 1993
                                           Three Months        Twelve Months
                                          =============        =============
                                               (Dollars in thousands)

Gas Revenue -
 Pass through of net changes
  in purchased gas costs, gas storage
  and storage transportation costs          $  5,088           $  19,907
 Take-or-pay costs                               816             (16,340)
 Changes in sales levels                      22,505              14,851
 Gas transport levels                            537               2,497
 NIFL acquisition                               -                 15,735
                                            ________           _________

Gas Revenue Change                          $ 28,946           $  36,650
                                            ________           _________

Electric Revenue  -
 Pass through of net
  changes in fuel costs                     $  4,012           $  (2,679)
 Changes in sales levels                      10,946              57,819
                                            ________           _________

Electric Revenue Change                     $ 14,958           $  55,140
                                            ________           _________

Total Revenue Change                        $ 43,904           $  91,790
                                            ========           =========

 See Note 5 to the consolidated financial statements (Rate Matters), regarding gas take-or-pay costs.


Gas Costs -

        The Utilities' gas costs increased $22.5 million for the twelve month period ended March 31, 1994, due to increased purchases resulting from the colder weather during the twelve month period, increased gas costs per dth and the inclusion of purchased gas costs related to NIFL. The average cost for the Utilities purchased gas for the three and twelve month periods ended March 31, 1994, after adjustment for take-or-pay charges billed to transport customers, was $3.10 and $3.23 per dth as compared to $3.09 and $3.17 per dth for the same periods in 1993.

Fuel and Purchased Power -

        The cost of fuel for electric generation increased for the three and twelve month periods ended March 31, 1994, compared to 1993 periods, mainly as the result of increased production.

Operating Margins -

        Operating margins increased $51.0 million for the twelve months ended March 31, 1994, over the same period a year ago. The operating margin from gas deliveries increased $14.2 million, mainly due to the inclusion of NIFL for the entire twelve month period, increased sales to residential and commercial customers due to the colder weather and increased deliveries to gas transportation customers. The operating margins from electric sales increased $36.8 million, mainly due to increased sales to residential and commercial customers as a result of warmer weather in the second and third quarters of 1993 and increased sales to industrial customers, partially offset by decreased sales to wholesale customers.

        Operating margins increased $14.0 million for the three months ended March 31, 1994, over the same period a year ago. The operating margins from gas increased $8.4 million mainly reflecting increased sales to residential and commercial customers due to colder weather. Operating margins on electric sales increased $5.6 million mainly reflecting increased sales to residential and commercial customers and increased industrial demands.

Operating Expenses and Taxes -

        Operation expenses increased $4.6 and $19.2 million for the three and twelve month periods ended March 31, 1994. Operation expense increased mainly due to higher employee related expenses and NIFL operating expenses for the entire twelve month period.

        Maintenance expenses decreased $1.0 million for the three month period ended March 31, 1994, mainly due to improved cost controls implemented at the electric production facilities. Maintenance expenses increased $2.8 million for the twelve month period ended March 31, 1994, mainly as a result of a higher level of overall maintenance activity.

        Depreciation and amortization expense increased for the three and twelve month periods ended March 31, 1994, as a result of net plant additions.

        Utility income taxes increased for the three and twelve month periods ended March 31, 1994, as a result of increased pre-tax income and the increased Federal income tax rate which was enacted into law in August, 1993, effective retroactively to January 1, 1993.

        The operating results of all non-utility subsidiaries are included in "Other, net" under the caption, "Other Income (Deductions)" in the Consolidated Statement of Income (except for Exploration's net results of operations, which are reported as a component of gas purchased for resale, since Exploration is subject to Commission rate treatment.) Capital Market's interest on long-term debt, other interest and amortization of debt discount and expense are reflected as components of "Interest and Other Charges."

        Interest charges (net) decreased for the three and twelve month periods ended March 31, 1994, reflecting Northern Indiana's reduced interest rates on long-term debt outstanding and favorable interest rates on short-term borrowings.

        See Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Carrying Charges and Deferred Depreciation and Allowance for Funds Used During Construction. Also, see Notes 5, 7, 9 and 10 for discussion of FERC Order No. 636, Income Taxes, Postretirement Benefits and Postemployment Benefits, respectively.

Net Income -

        Industries' net income for the twelve month period ended March 31, 1994, was $162.6 million compared to $147.0 million for the twelve month period ended March 31, 1993.

        Net income for the three months ended March 31, 1994, was $65.0 million compared to $58.6 million for the three months ended March 31, 1993.

Environmental Matters

        Because of major investments made in modern environmental control facilities and the use of low sulfur coal, substantially all of Northern Indiana's electric production facilities comply with the sulfur dioxide limitations contained in acid rain provisions of the Clean Air Act Amendments of 1990 (CAAA).

        Northern Indiana has successfully tested the use of low sulfur coal at Unit 12 at the Michigan City Generating Station, the only generating unit not in compliance with the future sulfur dioxide limitations, and expects that unit to be able to meet the limits with low sulfur coal. Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

        The CAAA contain provisions that could lead to strict limitations on emissions of nitrogen oxides and "air toxics", which may require significant capital expenditures for control of these emissions. Northern Indiana cannot predict the costs of complying with them, but Northern Indiana believes that any such mandated costs would be recoverable through the rate making process.

         The Environmental Protection Agency (EPA) and Indiana have promulgated an air operating permit program to meet the requirements of the CAAA. This permit program increases the fees associated with operating permits for air emissions.

        Northern Indiana has received notices from the EPA that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and the Superfund Amendment and Reauthorization Act (SARA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation and analysis to determine the amount of remedial costs necessary to clean up the sites. At each of the sites Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA and SARA, will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the site and avoid the imposition of fines or added costs. While remedial costs at these sites are not presently determinable, Northern Indiana's preliminary analysis indicates its share of such costs should not have a significant impact on the results of future operations.

        Northern Indiana was notified by the Indiana Department of Environmental Management (IDEM) of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana is continuing to monitor and investigate the site to determine what further remedial action, if any, will be required.

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

        The Utilities have ongoing programs to remain aware of laws and regulations involved with hazardous waste. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has commenced a voluntary program of investigating its former manufactured gas plant sites in order to determine what, if any, remediation of any potential remaining waste materials may be required. Since this program is in its early stages, it is not possible at this time to estimate what, if any, remediation costs may be incurred.

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

Liquidity and Capital Resources

        During the next few years, it is anticipated that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. See Notes to Consolidated Financial Statements for a discussion of the Common Share Dividend.

        On April 5, 1993, Series V, First Mortgage Bonds, 8.90% due 2004; Series BB, First Mortgage Bonds, 9-7/8% due 2004; and the Series KK, First Mortgage Bonds, 9-1/4% of 2016 were redeemed in total at the option of Northern Indiana. Redemption was accomplished through the issuance of short-term debt.

        In April, 1993, Northern Indiana sold $125,000,000 in Medium-Term Notes, Series B, due from 1 year to 30 years from date of issue. The proceeds from the sale of the notes were used to repay short-term debt which was incurred to pay at maturity certain of Northern Indiana's previously outstanding medium-term notes and first mortgage bonds.

         On June 2, 1993, Northern Indiana received authorization from the Commission to issue up to $349,750,000 of Medium-Term Notes, Series C, due from 1 year to 30 years from date of issue for refinancing purposes and paying outstanding long-term debt at maturity. A portion of the proceeds was used to repay short-term debt which was incurred in connection with the first mortgage bonds redeemed on April 5, 1993, and a portion was used for early redemption on August 2, 1993, of $88 million of Northern Indiana's medium-term notes due in 1996. As of January 19, 1994, all of the Medium-Term Notes, Series C, have been issued.

        On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April, 1994. As of March 31, 1994, none of the Medium-Term Notes, Series D, have been issued.

        Capital Markets has a $150 million revolving Credit Agreement which will terminate October 21, 1995, unless extended by its terms. This facility provides short-term financing flexibility at the holding company level and also serves as the back-up instrument for a commercial paper program. As of March 31, 1994, there were no borrowings outstanding under this agreement.

        Capital Markets also has $50 million of money market lines of credit. As of March 31, 1994, there were no borrowings outstanding under these lines of credit.

        As of March 31, 1994, Capital Markets had $32.0 million in commercial paper outstanding, having a weighted average interest rate of 3.83%.

        The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $305.6 million at March 31, 1994.

        NIFL has an unsecured revolving credit agreement with a bank for $2 million. Borrowings bear interest at the bank's prevailing prime rate. As of March 31, 1994, there were no borrowings under this agreement.

        Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of March 31, 1994, Northern Indiana had no commercial paper outstanding.

        Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates September 21, 1996, unless extended by its terms. As of March 31, 1994, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1994, which are expected to be renewed for the subsequent twelve month period. As of March 31, 1994, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

        Northern Indiana also has $173.5 million of money market lines of credit. As of March 31, 1994, there were no borrowings outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1994, there were no borrowings outstanding under this facility.

        On April 5, 1993, Northern Indiana executed a 364-day $50 million private placement loan. The loan was repaid on April 4, 1994.

        During recent years, Northern Indiana has been able to finance its construction program with internally generated funds and expects to be able to meet future commitments through such funds.

        The Utilities do not expect the effects of inflation at current levels to have a significant impact on their results of operations, ability to contain cost increases or need to seek timely and adequate rate relief. The Utilities do not anticipate the need to file for gas or electric base rate increases in the near future.

Item 1.  Legal Proceedings.

        Industries and Northern Indiana are parties to various legal or administrative proceedings before courts and agencies with respect to matters occurring in the ordinary course of business. Although management of Industries cannot predict the ultimate outcome of these matters, it believes the final disposition of these matters will not have a material adverse effect on the financial position or results of operations of Industries.

        Information regarding various matters involving federal and state environmental laws and regulations and pending tax matter is included in Notes 6 and 3, respectively, of Industries financial statements under Part I, Item 1 of this Report on Form 10-Q.

Item 2.  Changes in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) On April 13, 1994, at the Annual Meeting of Shareholders of the registrant, shareholders of the registrant elected Arthur J. Decio, Gary L. Neale and Robert J. Welsh, Jr. as directors to serve until the 1997 Annual Meeting of Shareholders. Directors whose term of office as a director continue after the 1994 Annual Meeting of Shareholders are Steven C. Beering, Ernestine M. Raclin and Denis E. Ribordy whose terms expire at the 1995 Annual Meeting of Shareholders, and Ian M. Rolland, Edmund A. Schroer and John W. Thompson,whose terms expire at the 1996 annual Meeting of Shareholders.

        There were no abstentions and no broker non-votes for any of the nominees for directors. The number of votes cast for, or withheld, for each nominee for director was as follows.

                                     For                Withheld
                                 __________             ________

Arthur J. Decio                  53,972,149             316,489
Gary L. Neale                    53,954,131             334,507
Robert J. Welsh, Jr.             53,968,582             320,056

        Also, on April 13, 1994, shareholders of the registrant approved the 1994 Long-Term Incentive Plan. There were no broker non-votes for the 1994 Long-Term Incentive Plan. The number of votes cast for, against, or withheld for the 1994 Long-Term Incentive Plan was 42,806,286 for, 10,843,205 against, and 639,147 abstained.


Item 5.  Other Information.

        None

Item 6.  Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

              Exhibit 23-Consent of Arthur Andersen & Co.

        (b)   Reports on Form 8-K.

              None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NIPSCO Industries, Inc.

                                                   (Registrant)

                                                /s/Jerry M. Springer
                                           _____________________________
                                                 Jerry M. Springer,
                                                    Controller
                                          and Chief Accounting Officer



Date May 11,1994