Form 10-Q
period 1994-06-30
NIPSCO INDUSTRIES INC
filed 1994-08-12
CIK 823392

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1994

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

                              X
                       Yes _________      No __________


        As of July 31, 1994, 64,668,212 common shares were outstanding.

NIPSCO Industries, Inc.
Part I.  Financial Information
Report Of Independent Public Accountants

To The Board of Directors of
NIPSCO Industries, Inc.:

        We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of June 30, 1994, and December 31, 1993, and the related consolidated statements of income, common shareholders' equity and cash flows for the three, six, and twelve month periods ended June 30, 1994, and 1993. These consolidated financial statements are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of June 30, 1994, and December 31, 1993, and the results of their operations and their cash flows for the three, six, and twelve month periods ended June 30, 1994, and 1993, in conformity with generally accepted accounting principles.

        As discussed in Notes 7 and 9 to the consolidated financial statements, effective January 1, 1993, NIPSCO Industries, Inc. and subsidiaries changed their methods of accounting for income taxes and postretirement benefits other than pensions.


                                                 Arthur Andersen & Co.

Chicago, Illinois
July 26, 1994


Consolidated Balance Sheet
                                               June 30,        December 31,
ASSETS                                           1994             1993
                                           ==============     ==============
                                                  (Dollars in thousands)

Utility Plant, at original cost
 (including construction work in
  progress of $ 210,206 and $189,634,
  respectively) (Notes 2 and 4):
     Electric                              $    3,831,712     $    3,778,016
     Gas                                        1,234,678          1,216,178
     Common                                       304,921            289,242
                                           ______________     ______________

                                                5,371,311          5,283,436

     Less - Accumulated provision for
      depreciation and amortization             2,135,759          2,052,221
                                           ______________     ______________

         Total utility plant                    3,235,552          3,231,215
                                           ______________     ______________

Other Property and Investments:
  Other property, at cost, less
   accumulated provision
   for depreciation                               119,841            124,184
  Investments, at equity (Note 1)                  15,681             19,142
  Investments, at cost (Note 1)                     7,225              6,189
                                           ______________     ______________

     Total other property
      and investments                             142,747            149,515
                                           ______________     ______________

Current Assets:
  Cash and cash equivalents                        36,752             16,140
  Accounts receivable, less
   reserve of $7,456 and $4,855,
   respectively (Note 2)                           78,112            115,129
  Fuel adjustment clause (Note 2)                   7,333              6,440
  Gas cost adjustment clause (Note 2)                -                35,659
  Materials and supplies,
   at average cost                                 67,222             67,120
  Electric production fuel,
   at average cost                                 22,841             21,533
  Natural gas in storage,
   at last-in, first-out cost (Note 2)             46,157             62,870
  Prepayments and other                            12,221             11,118
                                           ______________     ______________

     Total current assets                         270,638            336,009
                                           ______________     ______________

Other Assets:
 Regulatory assets (Note 2)                       210,096            177,728
 Deferred charges and other                        18,207             17,857
                                           ______________     _____________

    Total other assets                           228,303            195,585
                                           _____________      _____________

                                           $   3,877,240      $   3,912,324
                                           =============      =============

The accompanying notes to consolidated financial statements are an integral part of this statement.




Consolidated Balance Sheet

                                                June 30,        December  31,
CAPITALIZATION AND LIABILITIES                    1994               1993
                                              =============     =============
                                                  (Dollars in thousands)

Capitalization:
 Common shareholders' equity
  (See accompanying statement)                $   1,102,698     $   1,094,672
    Cumulative preferred stocks
     (Note 11) -
        Northern Indiana Public
         Service Company:
           Series without mandatory
            redemption provisions (Note 12)          97,625            97,753
           Series with mandatory
            redemption provisions (Note 13)          67,212            68,462
        NIPSCO Industries Inc.:
           Series with mandatory redemption
            provisions (Note 13)                     35,000            35,000
    Long-term debt excluding amounts due
     within one year (Note 17)                    1,072,499         1,192,500
                                              _____________     _____________

                Total capitalization              2,375,034         2,488,387
                                              _____________     _____________


Current Liabilities:
 Obligations due within one year -
        Northern Indiana Public
         Service Company:
           Commercial paper                         108,900            27,895
           First mortgage bonds -
             Series N, 4-5/8% - due May 15,
              1995                                   22,436              -
           Medium-term note -
             9.15% - due April 11, 1994                -               65,000
           Notes payable -
             Issued at interest rates between
              4.41% and 4.76% with a weighted
              average interest rate of 4.55%
              and various maturities between
              July 5, 1994 and August 5, 1994       183,951           110,000
        NIPSCO Capital Markets Inc.:
          Commercial paper                           35,000            47,000
           Elm Energy and Recycling (UK), Ltd.
              Term loan facility                      2,624             3,766
           NDC Douglas Properties, Inc.
              Notes payable                             859              -
                                              _____________     _____________

                                                    353,770           253,661
                                              _____________     _____________

 Other current liabilities -
           Accounts payable                         152,748           192,543
           Sinking funds due within one year
            (Notes 13 and 17)                         3,135             3,413
           Dividends declared on common and
            preferred stocks                         25,743            26,165
           Customer deposits                          9,013             9,471
           Taxes accrued                             52,453            74,562
           Gas cost adjustment clause                25,681               -
           Interest accrued                           9,900            12,253
           Other accruals                            44,865            45,296
                                              _____________     _____________

                                                    323,538           363,703
                                              _____________     _____________

                 Total current liabilities          677,308           617,364
                                              _____________     _____________

Other:
  Deferred income taxes (Note 7)                    584,997           576,071
  Deferred investment tax credits, being
   amortized over life of related property
   (Note 7)                                         126,864           129,681
  Deferred credits                                   37,207            37,767
  Regulatory income tax liability (Note 7)           22,683            25,371
  Other noncurrent liabilities (Note 7)              53,147            37,683
                                              _____________     _____________

                 Total other                        824,898           806,573
                                              _____________     _____________

Commitments and Contingencies (Notes 3, 5,
  6, 19 and 20)

                                              $   3,877,240     $   3,912,324
                                              =============     =============


The accompanying notes to financial statements are an integral part of this statement.



 Consolidated Statement of Income

                                 Three Months              Six Months
                                Ended June 30,            Ended June 30,
                          _________________________  ________________________

                              1994          1993        1994         1993
                          ===========   ===========  ===========  ===========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2, 5 and 22)
   Gas                    $   102,641   $   116,037  $   421,221  $   405,671
   Electric                   245,368       232,758      492,339      464,771
                          ___________   ___________  ___________  ___________

                              348,009       348,795      913,560      870,442
                          ___________   ___________  ___________  ___________


Cost of Energy: (Note 2)
 Gas costs                     56,260        70,576      254,565      248,298
 Fuel for electric
  generation                   59,654        57,203      122,798      116,841
 Power purchased                9,740         4,441       18,842        7,702
                          ___________   ___________  ___________  ___________

                              125,654       132,220      396,205      372,841
                          ___________   ___________  ___________  ___________

Operating Margin              222,355       216,575      517,355      497,601
                          ___________   ___________  ___________  ___________


Operating Expenses and
 Taxes (except income):
  Operation                    72,809        69,695      149,259      141,550
 Maintenance (Note 2)          20,846        20,971       41,159       42,236
 Depreciation and
   amortization (Note 2)       48,568        46,397       96,213       92,536
 Taxes (except income)         17,142        17,106       37,976       37,336
                          ___________   ___________  ___________  ___________

                              159,365       154,169      324,607      313,658
                          ___________   ___________  ___________  ___________

Operating Income Before
 Utility Income Taxes          62,990        62,406      192,748      183,943
                          ___________   ___________  ___________  ___________

Utility Income Taxes
 (Note 7)                      15,493        15,461       53,295       50,363
                          ___________   ___________  ___________  ___________

Operating Income               47,497        46,945      139,453      133,580
                          ___________   ___________  ___________  ___________


Other Income (Deductions):
 Allowance for funds, other
  than borrowed funds, used
  during construction
  (Note 2)                       -             -            -               1

Other, net (Note 2)            (1,855)         (365)      (2,921)      (1,230)
                          ___________   ___________  ___________  ___________

                               (1,855)         (365)      (2,921)      (1,229)
                          ___________   ___________  ___________  ___________

Income Before Interest
 and Other Charges             45,642        46,580      136,532      132,351
                          ___________   ___________  ___________  ___________

Interest and Other
 Charges:
  Interest on long-term
   debt                        19,075        18,624       40,224       40,305
  Other interest                2,605         2,989        4,571        5,230
  Allowance for borrowed
   funds used during
   construction  (Note 2)        (961)         (183)      (1,688)        (388)
  Amortization of premium,
   reacquisition premium,
   discount and expense on
   debt, net                      918           920        1,810        1,798
  Dividend requirements on
   preferred stocks of
   subsidiary                   2,527         2,572        5,096        5,190
                          ___________   ___________  ___________  ___________

                               24,164        24,922       50,013       52,135
                          ___________   ___________  ___________  ___________


Net Income                     21,478        21,658       86,519       80,216

Dividend requirements on
 preferred shares                 765           765        1,531        1,531
                          ___________   ___________  ___________  ___________


Balance available for
 common shareholders      $    20,713   $    20,893  $    84,988  $    78,685
                          ===========   ===========  ===========  ===========

Average common shares
 outstanding               65,145,601    66,632,093   65,382,202   66,161,220

Earnings per average
 common share             $      0.31   $      0.31  $      1.29  $      1.18
                          ===========   ===========  ===========  ===========

Dividends declared per
 common share             $      0.36   $      0.33  $      0.72  $      0.66
                          ===========   ===========  ===========  ===========




                                 Twelve Months
                                 Ended June 30,
                          _________________________

                              1994         1993
                          ===========   ===========

                            (Dollars in thousands)

Operating Revenues:
 (Notes 2, 5 and 22)
   Gas                    $   729,779   $   718,553
   Electric                   991,211       930,968
                          ___________   ___________

                            1,720,990     1,649,521
                          ___________   ___________



Cost of Energy: (Note 2)
 Gas costs                    435,912       439,378
 Fuel for electric            250,509       239,896
  generation
 Power purchased               29,365        11,710
                          ___________   ___________

                              715,786       690,984
                          ___________   ___________


Operating Margin            1,005,204       958,537
                          ___________   ___________

Operating Expenses and
 Taxes (except income):
  Operation                   292,115       273,161
 Maintenance (Note 2)          82,471        79,208
 Depreciation and
   amortization (Note 2)      190,677       185,147
 Taxes (except income)         72,261        71,206
                          ___________   ___________

                              637,524       608,722
                          ___________   ___________
Operating Income Before
 Utility Income Taxes         367,680       349,815
                          ___________   ___________
Utility Income Taxes
 (Note 7)                      99,762        91,542
                          ___________   ___________

Operating Income              267,918       258,273
                          ___________   ___________

Other Income (Deductions):
 Allowance for funds, other
  than borrowed funds, used
  during construction
  (Note 2)                       -               19
Other, net (Note 2)            (3,762)       (1,060)
                          ___________   ___________

                               (3,762)       (1,041)
                          ___________   ___________
Income Before Interest
 and Other Charges            264,156       257,232
                          ___________   ___________

Interest and Other
 Charges:
  Interest on long-term
   debt                        82,040        82,475
  Other interest                8,579        11,285
  Allowance for borrowed
   funds used during
   construction  (Note 2)      (2,747)         (233)
  Amortization of premium,
   reacquisition premium,
   discount and expense on
   debt, net                    3,594         3,441
  Dividend requirements on
   preferred stocks of
   subsidiary                  10,247        10,216
                          ___________   ___________

                              101,713       107,184
                          ___________   ___________

Net Income                    162,443       150,048

Dividend requirements on
 preferred shares               3,063         3,063
                          ___________   ___________


Balance available for
 common shareholders      $   159,380   $   146,985
                          ===========   ===========
Average common shares
 outstanding               65,750,088    66,364,533

Earnings per average
 common share             $      2.42   $      2.21
                          ===========   ===========
Dividends declared per
 common share             $      1.41   $      1.30
                          ===========   ===========



The accompanying notes to consolidated financial statements are an integral part of this statement.



Consolidated Statement of Common Shareholders' Equity

                                        Dollars in Thousands
                           __________________________________________________
                                                     Additional
                                           Common      Paid-in      Retained
  Three Months Ended           Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, April 1, 1993     $ 1,098,821  $   870,930  $    27,432  $   352,844
Net income                      21,658                                 21,658
Dividends:
 Preferred shares                 (765)                                  (765)
 Common shares                 (21,920)                               (21,920)
Treasury shares acquired       (13,757)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan        1,122                        30
Other                              141                        23           12
                           ___________  ___________  ___________  ___________

Balance, June 30, 1993     $ 1,085,300  $   870,930  $    27,485  $   351,829
                           ===========  ===========  ===========  ===========

                                        Dollars in Thousands         Shares
                           _____________________________________  ___________

                                                      Currency
   Three Months Ended        Treasury     Unearned   Translation     Common
       (continued)            Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, April 1, 1993     $  (148,249) $    (2,261) $    (1,875)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (13,757)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan        1,185          (93)
Other                                           267         (161)
                           ___________  ___________  ___________  ___________

  Balance, June 30, 1993   $  (160,821) $    (2,087) $    (2,036)  73,892,109
                           ===========  ===========  ===========  ===========


                              Shares
                           ___________

  Three Months Ended         Treasury
     (continued)              Shares
========================   ===========

Balance, April 1, 1993      (7,100,036)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (457,907)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan       55,600
 Other
                           ___________

Balance, June 30, 1993      (7,502,343)
                           ===========


                                        Dollars in Thousands
                           __________________________________________________

                                                      Additional
  Three Months Ended                       Common      Paid-in      Retained
     (continued)               Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, April 1, 1994     $ 1,122,463  $   870,930  $    27,750  $   421,601
Net income                      21,478                                 21,478
Dividends:
 Preferred shares                 (765)                                  (765)
 Common shares                 (23,301)                               (23,301)
Treasury shares acquired       (18,357)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan          501                        68
Other                              679                         7          (30)
                           ___________  ___________  ___________  ___________

Balance, June 30, 1994     $ 1,102,698  $   870,930  $    27,825  $   418,983
                           ===========  ===========  ===========  ===========


                                        Dollars in Thousands         Shares
                           _____________________________________  ___________

                                                      Currency
  Three Months Ended         Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, April 1, 1994     $  (193,926) $    (1,514) $    (2,378)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (18,357)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan          493          (60)
Other                                           215          487
                           ___________  ___________  ___________  ___________

Balance, June 30, 1994     $  (211,790) $    (1,359) $    (1,891)  73,892,109
                           ===========  ===========  ===========  ===========



                              Shares
                           ___________

  Three Months Ended         Treasury
     (concluded)              Shares
========================   ===========

Balance, April 1, 1994      (8,506,040)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (623,662)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan       23,550
Other
                           ___________

Balance, June 30, 1994      (9,106,152)
                           ===========



                                        Dollars in Thousands
                           __________________________________________________

                                                      Additional
                                           Common      Paid-in      Retained
  Six Months Ended             Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1993   $ 1,034,530  $   870,930  $    20,775  $   317,195
Net income                      80,216                                 80,216
Dividends:
 Preferred shares               (1,531)                                (1,531)
 Common shares                 (43,898)                               (43,898)
Treasury shares acquired       (18,903)
Issued:
 Employee stock purchase
  plan                             164
 Long-term incentive plan        3,328                        30
 NIFL acquisition               30,172                     6,655
Other                            1,222                        25         (153)
                           ___________  ___________  ___________  ___________

Balance, June 30, 1993     $ 1,085,300  $   870,930  $    27,485  $   351,829
                           ===========  ===========  ===========  ===========


                                        Dollars in Thousands         Shares
                           _____________________________________  ___________

                                                      Currency
   Six Months Ended          Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1993   $  (168,990) $    (3,034) $    (2,346)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (18,903)
Issued:
 Employee stock purchase
  plan                             164
 Long-term incentive plan        3,391          (93)
 NIFL acquisition               23,517
Other                                         1,040          310
                           ___________  ___________  ___________  ___________

Balance, June 30, 1993     $  (160,821) $    (2,087) $    (2,036)  73,892,109
                           ===========  ===========  ===========  ===========


                              Shares
                           ___________

   Six Months Ended          Treasury
     (continued)              Shares
========================   ===========

Balance, January 1, 1993    (8,133,759)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (652,153)
Issued:
 Employee stock purchase
  plan                          10,307
 Long-term incentive plan      160,400
 NIFL acquisition            1,112,862
Other
                           ___________

Balance, June 30, 1993      (7,502,343)
                           ===========



                                        Dollars in Thousands
                           __________________________________________________

                                                      Additional
  Six Months Ended                         Common      Paid-in      Retained
     (continued)              Total        Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1994   $ 1,094,672  $   870,930  $    27,631  $   380,888
Net income                      86,519                                 86,519
Dividends:
 Preferred shares               (1,531)                                (1,531)
 Common shares                 (46,840)                               (46,840)
Treasury shares acquired       (32,630)
Issued:
 Employee stock purchase
  plan                             305                       158
 Long-term incentive plan          921                        29
Other                            1,282                         7          (53)
                           ___________  ___________  ___________  ___________

Balance, June 30, 1994     $ 1,102,698  $   870,930  $    27,825  $   418,983
                           ===========  ===========  ===========  ===========


                                        Dollars in Thousands         Shares
                           _____________________________________  ___________

                                                      Currency
   Six Months Ended          Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1994   $  (180,212) $    (1,684) $    (2,881)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (32,630)
Issued:
 Employee stock purchase
  plan                             147
 Long-term incentive plan          905          (13)
 Other                                          338         990
                           ___________  ___________  ___________  ___________

Balance, June 30, 1994     $  (211,790) $    (1,359) $    (1,891)  73,892,109
                           ===========  ===========  ===========  ===========


                              Shares
                           ___________


   Six Months Ended          Treasury
     (concluded)              Shares
========================   ===========

Balance, January 1, 1994    (8,063,271)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,090,006)
Issued:
 Employee stock purchase
  plan                           9,286
 Long-term incentive plan       37,839
Other
                           ___________

Balance, June 30, 1994      (9,106,152)
                           ===========



                                        Dollars in Thousands
                           __________________________________________________

                                                      Additional
                                           Common      Paid-in      Retained
  Twelve Months Ended          Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, July 1, 1992      $ 1,040,818  $   870,930  $    22,262  $   292,220
Net income                     150,048                                150,048
Dividends:
 Preferred shares               (3,063)                                (3,063)
 Common shares                 (86,310)                               (86,310)
Treasury shares acquired       (48,058)
Issued:
 Employee stock purchase
  plan                             330
 Long-term incentive plan        5,661                        30
 NIFL acquisition               30,172                     6,655
Other                           (4,298)                   (1,462)      (1,066)
                           ___________  ___________  ___________  ___________

Balance, June 30, 1993       1,085,300      870,930       27,485      351,829
                           ___________  ___________  ___________  ___________


Net income                     162,443                                162,443
Dividends:
 Preferred shares               (3,063)                                (3,063)
 Common shares                 (92,326)                               (92,326)
Treasury shares acquired       (54,457)
Issued:
 Employee stock purchase
  plan                             574                       296
 Long-term incentive plan        3,236                        39
Other                              991                         5          100
                           ___________  ___________  ___________  ___________

Balance, June 30, 1994     $ 1,102,698  $   870,930  $    27,825  $   418,983
                           ===========  ===========  ===========  ===========


                                        Dollars in Thousands         Shares
                           _____________________________________  ___________

                                                      Currency
  Twelve Months Ended        Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, July 1, 1992      $  (142,334) $    (3,574) $     1,314   73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (48,058)
Issued:
 Employee stock purchase
  plan                             330
 Long-term incentive plan        5,724          (93)
 NIFL acquisition               23,517
Other                                         1,580       (3,350)
                           ___________  ___________  ___________  ___________

Balance, June 30, 1993        (160,821)      (2,087)      (2,036)  73,892,109
                           ___________  ___________  ___________  ___________


Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (54,457)
Issued:
 Employee stock purchase
  plan                             278
 Long-term incentive plan        3,210          (13)
Other                                           741         145
                           ___________  ___________  ___________  ___________

Balance, June 30, 1994     $  (211,790) $    (1,359) $    (1,891)  73,892,109
                           ===========  ===========  ===========  ===========


                              Shares
                           ___________

   Twelve Months Ended       Treasury
      (concluded)             Shares
========================   ===========

Balance, July 1, 1992       (7,116,126)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,794,641)
Issued:
 Employee stock purchase
  plan                          20,762
 Long-term incentive plan      274,800
 NIFL acquisition            1,112,862
Other
                           ___________

Balance, June 30, 1993      (7,502,343)
                           ___________


                             Treasury
  Twelve Months Ended         Shares
========================   ===========

Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,762,938)
Issued:
 Employee stock purchase
  plan                          17,540
 Long-term incentive plan      141,589
Other
                           ___________

Balance, June 30, 1994      (9,106,152)
                           ===========



The accompanying notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Cash Flows

                                       Three Months            Six Months
                                      Ended June 30,         Ended June 30,
                                   __________________    ____________________

                                     1994       1993       1994         1993
                                   ========  ========    ========    ========
                                              (Dollars in thousands)

Cash flows from operating
 activities:
  Net income                       $ 21,478  $ 21,658    $ 86,519    $ 80,216
Adjustments to reconcile
 net income
  to net cash:
   Depreciation and amortization     48,568    46,397      96,213      92,536
   Deferred federal and state
      operating income taxes, net      (359)   (3,871)    (15,427)    (15,235)
   Deferred investment tax
     credits, net                    (1,855)   (1,850)     (2,817)     (3,700)
   Change in certain assets
     and liabilities* -
      Accounts receivable, net       73,763    62,350      37,017      34,513
      Electric production fuel          612    (2,439)     (1,308)     (1,198)
      Materials and supplies            260     2,589        (102)      3,801
      Natural gas in storage        (28,028)  (15,791)     16,713      10,074
      Accounts payable              (49,329)  (12,192)    (39,795)    (19,519)
      Taxes accrued                 (66,915)  (47,464)    (22,109)     (3,759)
      Fuel adjustment clause          1,944      (233)       (893)       (859)
      Gas cost adjustment clause     22,849     6,623      61,340      32,784
      Other accruals                (11,207)  (16,964)       (431)      4,431
  Other, net                         (5,877)    7,924       7,960      29,298
                                   ________  ________    ________    ________

        Net cash provided by
         operating activities         5,904    46,737     222,880     243,383
                                   ________  ________    ________    ________


Cash flows provided by (used in)
 investing activities:
  Utility construction
   expenditures                     (46,853)  (37,775)    (99,675)    (72,217)
    Acquisition and construction
     expenditures related to
     Crossroads Pipeline Company       (313)     -         (1,380)       -
    Purchase of Northern Indiana
     Fuel and Light Company, Inc.,
     net of cash acquired              -         -           -        (30,137)
    Return of capital from equity
     investments                      8,000      -          8,000        -
    Other, net                       (7,175)  (26,163)     (6,980)    (40,320)
                                   ________  ________    ________    ________

        Net cash used in investing
         activities                 (46,341)  (63,938)   (100,035)   (142,674)
                                   ________  ________    ________    ________


Cash flows provided by (used in)
 financing activities:
  Issuance of long-term debt          6,244   124,272      26,639     124,272
  Issuance of short-term debt       359,451   427,602     446,852     663,003
  Issuance of preferred shares         -         -           -           -
  Net change in commercial paper    111,900    79,200      69,005      26,700
  Retirement of long-term debt     (185,503) (222,799)   (190,545)   (222,840)
  Retirement of short-term debt    (225,500) (356,452)   (372,901)   (676,703)
  Retirement of preferred stock      (1,159)   (1,274)     (1,159)     (1,434)
  Issuance of common shares             554     1,286       1,239      33,664
  Acquisition of treasury shares    (18,357)  (13,757)    (32,630)    (18,903)
  Cash dividends paid on common
    shares                          (23,526)  (22,081)    (47,202)    (43,746)

  Cash dividends paid on preferred
       shares                          (765)     (765)     (1,531)     (1,531)
  Other, net                           -         (428)       -          1,059
                                   ________  ________    ________    ________

        Net cash provided by
         (used in) financing
         activities                  23,339    14,804    (102,233)   (116,459)
                                   ________  ________    ________    ________

Net increase (decrease) in cash
 and cash equivalents               (17,098)   (2,397)     20,612     (15,750)


Cash and cash equivalents
 at beginning of period              53,850    27,705      16,140      41,058
                                   ________  ________    ________    ________

Cash and cash equivalents
 at end of period                  $ 36,752  $ 25,308    $ 36,752    $ 25,308
                                   ========  ========    ========    ========



                                        Twelve Months
                                        Ended June 30,
                                   ________________________

                                      1994          1993
                                   ==========   ===========
                                    (Dollars in thousands)


Cash flows from operating
 activities:
  Net income                       $  162,443   $   150,048
Adjustments to reconcile
 net income
  to net cash:
   Depreciation and amortization      190,677       185,147
   Deferred federal and state
      operating income taxes, net       1,930         2,269
   Deferred investment tax
     credits, net                      (6,563)       (7,426)
   Change in certain assets
     and liabilities* -
      Accounts receivable, net         (9,751)       (6,337)
      Electric production fuel         20,302       (12,168)
      Materials and supplies            3,441         6,197
      Natural gas in storage          (18,046)       (4,270)
      Accounts payable                  3,231        14,977
      Taxes accrued                   (17,809)       16,634
      Fuel adjustment clause           (2,139)       (1,315)
      Gas cost adjustment clause       39,197       (15,464)
      Other accruals                   (4,862)        5,481
  Other, net                           (9,876)       34,857
                                   __________   ___________

        Net cash provided by
         operating activities         352,175       368,630
                                   __________   ___________

Cash flows provided by (used in)
 investing activities:
  Utility construction
   expenditures                      (208,310)     (168,612)
    Acquisition and construction
     expenditures related to
     Crossroads Pipeline Company      (25,741)         -
    Purchase of Northern Indiana
     Fuel and Light Company, Inc.,
     net of cash acquired                -          (30,137)
    Return of capital from equity
     investments                       40,435          -
    Other, net                        (19,721)      (70,359)
                                   __________   ___________

        Net cash used in investing
         activities                  (213,337)     (269,108)
                                   __________   ___________


Cash flows provided by (used in)
 financing activities:
  Issuance of long-term debt          370,636       174,436
  Issuance of short-term debt       1,038,356     1,651,466
  Issuance of preferred shares           -           43,000
  Net change in commercial paper       40,700         4,360
  Retirement of long-term debt       (344,774)     (243,816)
  Retirement of short-term debt    (1,084,406)   (1,614,465)
  Retirement of preferred stock        (1,895)      (30,445)
  Issuance of common shares             3,939        36,016
  Acquisition of treasury shares      (54,457)      (48,058)
  Cash dividends paid on common
    shares                            (91,670)      (85,136)
  Cash dividends paid on preferred
       shares                          (3,063)       (3,063)
  Other, net                           (1,059)         (107)
                                   __________   ___________

        Net cash provided by
         (used in) financing
         activities                  (127,693)     (115,812)
                                   __________   ___________


Net increase (decrease) in cash and
 cash equivalents                      11,145       (16,290)

Cash and cash equivalents
 at beginning of period                25,607        41,598
                                   __________   ___________

Cash and cash equivalents
 at end of period                  $   36,752   $    25,308
                                   ==========   ===========




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

        Wholly-owned subsidiaries of Industries in addition to Northern Indiana, include NIPSCO Development Company, Inc. (Development), NIPSCO Energy Services, Inc. (Services), NIPSCO Capital Markets, Inc. (Capital Markets), Kokomo Gas and Fuel Company (Kokomo Gas) and Northern Indiana Fuel and Light Company, Inc. (NIFL), which are all Indiana corporations.

        Kokomo Gas is a public utility operating company incorporated in Indiana in 1917, engaged in supplying natural gas to the public. It operates in the city of Kokomo, Indiana and the surrounding area in six counties having a population of approximately 100,000 and served approximately 30,800 customers at June 30, 1994. The Kokomo Gas service territory is contiguous to Northern Indiana's gas service territory.

        On March 31, 1993, Industries acquired NIFL, a natural gas utility headquartered in Auburn, Indiana, that served approximately 29,300 customers at June 30, 1994, in the northeast corner of the state, contiguous to Northern Indiana's service territory. Industries issued 1,112,862 common shares and $26,311 cash in exchange for all of the common shares of NIFL.

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

        Development is a 95% shareholder in Elm Energy and Recycling (UK) Ltd., which owns and operates a tire-fueled generating plant in Wolverhamption, England, that began operating in late 1993.

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of Consolidation. The consolidated financial statements include the accounts of NIPSCO Industries, Inc., its utility subsidiaries Northern Indiana, Kokomo Gas, NIFL and Crossroads (Utilities), and all non-utility subsidiaries. In addition, the consolidated financial statements of Northern Indiana include its consolidated subsidiaries, Shore Line and Exploration. The operating results of all non-utility subsidiaries are included in "Other, net" under the caption "Other Income (Deductions)" in the Consolidated Statement of Income (except for Exploration's net results of operations, which are reported as a component of "Gas costs," since Exploration is subject to Commission rate treatment). Interest on long-term debt, other interest, and amortization of debt discount and expense are reflected as a component of "Interest and Other Charges." All significant intercompany items have been eliminated in consolidation.Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

        OPERATING REVENUES. Revenues are recorded based on estimated service rendered, but are billed to customers monthly on a cycle basis.

        DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions as a percentage of the cost of depreciable utility plant were approximately 4.0%, for the three, six, and twelve month periods ended June 30, 1994, and 3.9%, 3.9% and 4.0% for the three, six, and twelve month periods ended June 30, 1993, respectively. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

        Kokomo Gas provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 3.4% for the three, six, and twelve month periods ended June 30, 1994, and 3.2% for the three, six, and twelve month periods ended June 30, 1993.

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

        ACCOUNTS RECEIVABLE. At June 30, 1994, Northern Indiana had sold $100 million of certain of its accounts receivable under a sales agreement which expires May 31, 1997.

        STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Industries considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

        Cash paid during the periods reported for income taxes and interest was as follows:


                     Three Months         Six Months         Twelve Months
                    Ended June 30,      Ended June 30,       Ended June 30,
                  __________________  __________________  __________________

                    1994      1993      1994      1993      1994      1993
                  ========  ========  ========  ========  ========  ========
                                    (Dollars in thousands)

Income taxes      $ 73,641  $ 50,740  $ 76,076  $ 54,082  $115,149  $ 75,885
Interest,
 net of amounts
 capitalized      $ 33,403  $ 29,466  $ 44,759  $ 45,698  $ 86,964  $ 91,584


        FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment in charges for electric energy to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the Commission applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under or overrecovery caused by variances between estimated and actual cost in a given three month period will be included in a future filing. Northern Indiana records any under or overrecovery as a current asset or current liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the Commission and remains in effect for a three-month period.

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

        NATURAL GAS IN STORAGE. Based on the average cost of gas purchased in June, 1994, and December, 1993, the estimated replacement cost of gas in storage (current and non-current) at June 30, 1994, and December 31, 1993, exceeded the stated LIFO cost by approximately $50 million and $55 million, respectively.

        REGULATORY ASSETS. The Utilities' operations are subject to the regulation of the Commission and the Federal Energy Regulatory Commission
(FERC). Accordingly, the Utilities' accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation". The regulatory assets below represent probable future revenue to the Utilities associated with certain incurred costs as these costs are recovered through the rate making process. Regulatory assets were comprised of the following items, and were reflected in the Consolidated Balance Sheet as follows:


                                               June 30,        December 31,
                                                 1994              1993
                                             ============     ============
                                                   (Dollars in thousands)

Unamortized reacquisition
 premium on debt (Note 17)                   $     50,923     $     48,033
Unamortized R.M. Schahfer Unit 17
 and Unit 18 carrying charges
 and deferred depreciation  (See below)            77,089           79,198
Bailly scrubber carrying charges
 and deferred depreciation (See below)              6,231            4,711
Deferral of SFAS No. 106 expense
 not recovered (Note 9)                            33,319           22,410
FERC Order No. 636
 transition costs (Note 5)                         42,534           23,376
                                             ____________     ____________

                                             $    210,096     $    177,728
                                             ============     ============

        CARRYING CHARGES AND DEFERRED DEPRECIATION.  Upon completion of R.
M. Schahfer Units 17 and 18, Northern Indiana capitalized the carrying charges and deferred depreciation in accordance with orders of the Commission until the cost of each unit was allowed in rates. Such carrying charges and deferred depreciation are being amortized over the remaining life of each unit.

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

(3)   PENDING TAX MATTER:  On August 1, 1991, the Internal Revenue Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS believes that interest paid on the Notes should have been subject to United States tax withholding. The Notes were redeemed in 1985 and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana filed its petition challenging the assessment in the United States Tax Court. The matter was tried on May 31 and June 1, 1994, and briefing is scheduled to be completed September 30, 1994. Northern Indiana estimates that the IRS claim approximates $43 million of principal and interest at June 30, 1994. Northern Indiana's management and general counsel believe Northern Indiana will be successful in establishing that no tax withholding was required for the period.

(4) ACQUISITION OF NIFL: On March 31, 1993, Industries acquired NIFL. Industries issued 1,112,862 common shares and $26,311 cash in exchange for all of the common shares of NIFL. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess of the total acquisition costs over the recorded value of net assets acquired (approximately $18 million) was recorded as a plant acquisition adjustment.

(5)   RATE MATTERS:

        TAKE-OR-PAY PIPELINE GAS COSTS. The FERC has allowed certain interstate pipeline suppliers to pass on to their customers a portion of costs for contracted gas not purchased (take-or-pay), contract reformation and associated interest charges through direct billing to their customers, including the Utilities.

        Northern Indiana records take-or-pay costs as they are billed by the respective pipeline, and in an order dated September 28, 1988, the Commission allowed Northern Indiana to recover these additional gas costs on a volumetric basis from all customers, including transport customers. The Utilities have recovered approximately $190.1 million of take-or-pay costs and interest from their customers through June 30, 1994. As of June 30, 1994, an additional $8.7 million was scheduled to be billed to the Utilities and recovered from customers over a period of one to four years.

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

        The Utilities' pipeline suppliers have made certain filings with the FERC to begin collecting their respective transition costs. The Utilities expect that the total transition costs from all suppliers will approximate $96-$107 million. However, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $43 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. The Utilities believe that any transition costs which the FERC would allow the Utilities' pipeline suppliers to collect would be recoverable by the Utilities from their customers. Northern Indiana has filed a petition with the Commission seeking recovery of the transition costs from its sales and transport customers on a volumetric basis, (which is consistent with what the Commission authorized for the recovery of take-or-pay pipeline gas costs), which petition is now pending. Accordingly, regulatory assets, in amounts corresponding to the costs recorded, have been recorded to reflect the anticipated recovery.

(6) ENVIRONMENTAL MATTERS: Because of major investments made in modern environmental control facilities and the use of low sulfur coal, all of Northern Indiana's electric production facilities now comply with the sulfur dioxide limitations contained in acid rain provisions of the Clean Air Act Amendments of 1990 (CAAA).

        Northern Indiana is now using low sulfur coal at Unit 12 at the Michigan City Generating Station, the only generating unit that had not been in compliance with future sulfur dioxide limitations. Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

        The CAAA contain provisions that could lead to strict limitations on emissions of nitrogen oxides and hazardous air pollutants, which may require significant capital expenditures for control of these emissions. Northern Indiana cannot predict the costs of complying with them, but Northern Indiana believes that any such mandated costs would be recoverable through the rate making process.

        The Environmental Protection Agency (EPA) and Indiana have promulgated an air operating permit program to meet the requirements of the CAAA. This permit program increases the fees associated with operating permits for air emissions, but the increase is not significant.

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

        The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has commenced a voluntary program of investigating its former manufactured gas plant sites in order to determine what, if any, remediation of any potential remaining waste materials may be required. Since this program is in its early stages, it is not possible at this time to estimate what, if any, remedial costs may be incurred.

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

        The components of the net deferred income tax liability at June 30, 1994, and December 31, 1993, are as follows:

                                      June 30, 1994     December 31, 1993
                                     ===============   ===================
                                             (Dollars in thousands)

Deferred tax liabilities -
  Accelerated depreciation and
   other property differences         $     681,767       $     677,493
  AFUDC-equity                               43,691              44,863
  Adjustment clauses                           -                 16,876
  Take-or-pay gas costs                       1,882               4,234
  Other regulatory assets                    28,767              17,364
  Reacquisition premium on debt              17,914              16,844


Deferred tax assets -
  Deferred investment tax credits           (48,106)            (49,174)
  Removal costs                             (99,042)            (93,279)
  Adjustment clauses                         (5,832)               -
  FERC Order No. 636 transition
   costs                                     (7,890)             (7,111)
  Other postretirement benefits             (12,636)             (8,499)
  Regulatory income tax liability            (8,560)             (9,582)
  Other, net                                (17,903)            (22,511)
                                      _____________       _____________

                                            574,052             587,518
Less: Deferred income taxes related
  to current assets and liabilities         (10,945)             11,447
                                      _____________       _____________

Deferred income taxes - noncurrent    $     584,997       $     576,071
                                      =============       =============


        Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:



                                  Three Months               Six Months
                                 Ended June 30,            Ended June 30,
                               __________________       ___________________

                                 1994      1993           1994       1993
                               ========  ========       ========   ========
                                             (Dollars in thousands)

Current income taxes -
 Federal                       $ 15,362  $ 18,455       $ 62,159   $ 60,349
 State                            2,345     2,727          9,380      8,949
                               ________  ________       ________   ________

                                 17,707    21,182         71,539     69,298
                               ________  ________       ________   ________


Deferred income taxes, net-
 Federal and State-
 Accelerated depreciation and
  other property differences      3,278     2,860          6,555      5,718
 Removal costs                   (2,808)   (2,925)        (5,617)    (5,850)
 Adjustment clauses              (6,130)   (2,168)       (21,461)   (11,917)
 FERC Order No. 636 transition
  costs                           6,662      -             8,155       -
 Take-or-pay gas costs             (364)     (443)        (1,470)      (917)
 Reacquisition premium on debt    1,327      (261)         1,069       (522)
 Other                           (2,324)     (934)        (2,658)    (1,747)
                               ________  ________       ________   ________

                                   (359)   (3,871)       (15,427)   (15,235)
                               ________  ________       ________   ________

Deferred investment tax
 credits, net                    (1,855)   (1,850)        (2,817)    (3,700)
                               ________  ________       ________   ________

   Total utility operating
    income taxes                 15,493    15,461         53,295     50,363


Income tax applicable to non-
 operating activities and income
 of non-utility subsidiaries     (1,500)   (1,596)        (3,177)    (3,111)
                               ________  ________       ________   ________

   Total income taxes          $ 13,993  $ 13,865       $ 50,118   $ 47,252
                               ========  ========       ========   ========

                                 Twelve Months
                                 Ended June 30,
                               __________________

                                 1994      1993
                               ========  ========
                             (Dollars in thousands)

Current income taxes -
 Federal                       $ 90,832  $ 83,337
 State                           13,563    13,362
                               ________  ________

                                104,395    96,699
                               ________  ________

Deferred income taxes, net-
 Federal and State-
 Accelerated depreciation and
  other property differences     14,048    10,582
 Removal costs                   (8,527)  (11,616)
 Adjustment clauses             (12,010)    6,658
 FERC Order No. 636 transition
  costs                           8,155      -
 Take-or-pay gas costs           (6,352)    5,016
 Reacquisition premium on debt    4,415    (1,256)
 Other                            2,201    (7,115)
                               ________  ________

                                  1,930     2,269
                               ________  ________

Deferred investment tax
 credits, net                    (6,563)   (7,426)
                               ________  ________

   Total utility operating
    income taxes                 99,762    91,542

Income tax applicable to non-
 operating activities and income
 of non-utility subsidiaries     (5,603)   (5,266)
                               ________  ________

   Total income taxes          $ 94,159  $ 86,276
                               ========  ========


        A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                  Three Months              Six Months
                                 Ended June 30,           Ended June 30,
                               __________________       ___________________

                                 1994      1993           1994       1993
                               ========  ========       ========   ========
                                         (Dollars in thousands)

Net Income                     $ 21,478  $ 21,658       $ 86,519   $ 80,216
Add-Income taxes                 13,993    13,865         50,118     47,252
    Dividend requirements on
     preferred stocks of
     subsidiary                   2,527     2,572          5,096      5,190
                               ________  ________       ________   ________

Income before preferred
 dividend requirements of
 subsidiary and income taxes   $ 37,998  $ 38,095       $141,733   $132,658
                               ========  ========       ========   ========

Amount derived by multiplying
 pretax income by statutory
 rate                          $ 13,300  $ 12,952       $ 49,607   $ 45,104
Reconciling items multiplied
 by the statutory rate:
  Book depreciation over
   related tax depreciation         968       979          1,935      1,958
  Amortization of deferred
   investment tax credits        (1,855)   (1,850)        (3,783)    (3,700)
  State income taxes, net of
   federal income tax benefit     1,428     1,421          4,805      4,632
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal
   income tax rate               (1,299)   (1,382)        (2,597)    (2,763)
  Other, net                      1,451     1,745            151      2,021
                               ________  ________       ________   ________

   Total income taxes          $ 13,993  $ 13,865       $ 50,118   $ 47,252
                               ========  ========       ========   ========


                                 Twelve Months
                                 Ended June 30,
                               __________________

                                 1994      1993
                               ========  ========
                             (Dollars in thousands)

Net Income                     $162,443  $150,048
Add-Income taxes                 94,159    86,276
    Dividend requirements on
     preferred stocks of
     subsidiary                  10,247    10,216
                               ________  ________

Income before preferred
 dividend requirements of
 subsidiary and income taxes   $266,849  $246,540
                               ========  ========

Amount derived by multiplying
 pretax income by statutory
 rate                          $ 93,397  $ 83,824
Reconciling items multiplied
 by the statutory rate:
  Book depreciation over
   related tax depreciation       3,870     4,148
  Amortization of deferred
   investment tax credits        (7,529)   (7,426)
  State income taxes, net of
   federal income tax benefit     8,741     8,747
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal
   income tax rate               (4,914)   (5,405)
  Other, net                        594     2,388
                               ________  ________

   Total income taxes          $ 94,159  $ 86,276
                               ========  ========

(8) PENSION PLANS. Industries and its subsidiaries have four noncontributory, defined benefit retirement plans covering substantially all employees. Benefits under the plans reflect the employees' compensation, years of service and age at retirement.

        The plans' funded status as of January 1, 1994 and 1993 are as follows:


                                                          1994       1993
                                                        ========   ========
                                                       (Dollars in thousands)

Vested benefit obligation                               $481,755   $429,359
Nonvested benefit                                         86,373     75,815
                                                        ________   ________

Accumulated benefit obligation                          $568,128   $505,174
                                                        ========   ========

Projected benefit obligation for
 service rendered to date                               $657,068   $588,800
Plan assets at fair market value                         605,379    539,387
                                                        ________   ________

Projected benefit obligation in
 excess of plan assets                                    51,689     49,413
Unrecognized transition obligation
 at January 1, being recognized
 over 17 years                                           (54,055)   (59,933)
Unrecognized prior service cost                          (31,464)   (23,100)
Unrecognized gains                                        51,154     50,033
                                                        ________   ________

Accrued pension costs                                   $ 17,324   $ 16,413
                                                        ========   ========


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

        The following items are the components of provisions for pensions for the three and six month periods ended June 30, 1994:

                                                        Three        Six
                                                        Months      Months
                                                       ========    ========
                                                      (Dollars in thousands)

Service costs                                          $  3,627    $  7,254
Interest costs                                           12,050      24,100
Estimated return on plan assets                         (11,931)    (23,862)
Amortization of transition obligation                     1,347       2,694
Other net amortization and deferral                         621       1,242
                                                       ________    ________

                                                       $  5,714    $ 11,428
                                                       ========    ========

        Assumptions used in the valuation and determination of 1994 and 1993 pension expenses were as follows:

                                                         1994        1993
                                                       ========    ========

Discount rate                                           7.50%        7.75%
Rate of increase in compensation levels                 5.50%        5.50%
Expected long-term rate of return on assets             8.25%        8.25%


        The plans' assets are invested primarily in common stocks, bonds, notes and real estate investment funds.

        Industries recorded provisions for pension costs as follows:

                                                       June 30,    June 30,
                                                         1994        1993
                                                       ========    ========
                                                      (Dollars in thousands)

Three months ended                                     $  5,714    $  5,694
Six months ended                                       $ 11,428    $ 11,372
Twelve months ended                                    $ 22,964    $ 21,730


(9) POSTRETIREMENT BENEFITS. Industries provides certain health care and life insurance benefits for retired employees. Substantially all of Industries' employees may become eligible for those benefits if they reach retirement age while working for Industries. Those and similar benefits for active employees are provided through insurance plans whose premiums are based on the benefits to active employees and retirees paid during the year. Prior to January 1, 1993, the Utilities recognized the cost of providing those benefits by expensing insurance premiums, which is consistent with current rate making practices. The annual cost of providing those benefits for retirees and/or their surviving spouses was $6.3 million for the year ended December 31, 1992.

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

        The following table sets forth the plans' accumulated postretirement benefit obligation as of January 1, 1994, and January 1, 1993.

                                                 January 1,      January 1,
                                                   1994            1993
                                                ============    ============
                                                   (Dollars in thousands)

Retirees                                        $   89,650      $   86,318
Fully eligible active plan participants             30,501          26,748
Other active plan participants                     150,215         118,802
                                                __________      __________
Accumulated postretirement benefit obligation      270,366         231,868
Unrecognized transition obligation                (220,274)       (231,868)
Unrecognized actuarial loss                        (20,737)           -
                                                __________      __________
Accrued liability for postretirement
 health care benefit obligation                 $   29,355      $     -
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

        Net periodic postretirement benefits costs for the three and six month periods ended June 30, 1994, include the following components:

                                                   Three           Six
                                                   Months         Months
                                                ============    ============
                                                   (Dollars in thousands)

Service costs                                   $    2,045      $    4,090
Interest costs                                       4,962           9,924
Amortization of transition obligation
 over 20 years                                       2,882           5,764
                                                __________      __________

                                                $    9,889      $   19,778
                                                ==========      ==========

        Industries recorded net periodic postretirement benefit costs of $38,233,000 for the twelve months ended June 30, 1994.

        The net periodic postretirement benefit costs were determined assuming a 7.5% discount rate for 1994 and an 8% discount rate for 1993, a 5% rate of compensation increase and a pre-Medicare medical trend rate of 13% declining to a long-term rate of 7%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1994, by approximately $45 million and increase the aggregate of the service and interest cost components of plan costs by approximately $1.2 million and $2.4 million and for the three and six month periods ended June 30, 1994. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates or plan changes.

        Northern Indiana joined with other Indiana utilities and requested that the Commission conduct generic hearings to approve the accrual method of accounting for postretirement benefits for rate making purposes and to authorize the deferral, as a regulatory asset to be recovered through future revenues, of the net increase in cost until such time as the new accrual cost method may be reflected in the rate making process in the next general rate proceeding. Generic hearings were conducted by the Commission during October, 1992, and, in an order issued on December 30, 1992, the Commission authorized the deferral accounting and stated that a deferral period of four years or less would be rebuttably presumed to be reasonable; Northern Indiana expects to request recovery of such costs within that period. The Commission also indicated each utility would have to demonstrate its postretirement benefit costs were prudent and reasonably incurred at the time such costs were proposed to be recovered in the rate making process. In addition, while the Commission stated it was hopeful something less than full accrual of such costs in rates would be possible under generally accepted accounting principles, Northern Indiana believes the Commission recognizes the full accrual of such postretirement benefits may be required in future rate proceedings in order to avoid any negative impact on a utility's earnings. Northern Indiana will defer as a regulatory asset the difference between the amount that would have been charged to expense under pay-as-you-go accounting and the amount accrued in accordance with the new standard. Accordingly, Northern Indiana believes SFAS No. 106 will not have a material effect on future results of operations.

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

(12) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF THE ISSUER, OUTSTANDING AT JUNE 30, 1994, AND DECEMBER 31, 1993 (SEE NOTE 11):

                                                                  Redemption
                                                                   Price at
                                   June 30,      December 31,       June 30,
                                     1994           1993              1994
                                  ==========    =============    ============
                                           (Dollars in thousands)

Northern Indiana
 Public Service Company
 Cumulative preferred
  stock - $100 par value -
  4-1/4% series - 211,271 and
   211,298 shares outstanding,
   respectively                   $  21,127     $   21,130       $    101.20
  4-1/2% series - 79,996
   shares outstanding                 8,000          8,000            100.00
  4.22% series - 106,200
   shares outstanding                10,620         10,620            101.60
  4.88% series - 100,000
   shares outstanding                10,000         10,000            102.00
  7.44% series - 41,900
   shares outstanding                 4,190          4,190            101.00
  7.50% series - 34,842
   shares outstanding                 3,484          3,484            101.00
 Premium on preferred stock             254            254


  Cumulative preferred
  stock - no par value -
   Adjustable rate
    (6.00% at June 30, 1994),
    Series A (stated value
    $50 per share) -
    799,000 and 801,500 shares
    outstanding, respectively        39,950         40,075             50.00
                                  _________     __________

                                  $  97,625     $   97,753
                                  =========     ==========

        During the period July 1, 1992, to June 30, 1994, there were no issuances of the above preferred stocks.

        The foregoing preferred stocks are redeemable in whole or in part at any time upon 30 days notice at the option of Northern Indiana at the redemption prices shown, except that the redemption price for the Adjustable Rate Preferred will be reduced periodically in the future.

(13) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT JUNE 30, 1994, AND DECEMBER 31, 1993 (SEE NOTE 11):


                                                 June 30,         December 31,
                                                   1994               1993
                                                ==========       =============
                                                    (Dollars in thousands)

Preferred stocks subject
 to mandatory redemption
 requirements or whose redemption
 is outside the control of issuer:

Northern Indiana Public Service Company:
 Cumulative preferred stock
  - $100 par value -
    8.85% series - 100,000
     and 112,500 shares outstanding,
     respectively, excluding sinking fund
     payments due within one year               $  10,000        $  11,250
    7-3/4% series - 61,122 shares outstanding,
     excluding sinking fund payments due
     within one year                                6,112            6,112
    8.35% series - 81,000 shares outstanding,
     excluding sinking fund payments due
     within one year                                8,100            8,100

 Cumulative preferred stock
  - no par value -
    6.50% series - 430,000 shares outstanding      43,000           43,000
                                                _________        _________

                                                   67,212           68,462
                                                _________        _________

NIPSCO Industries, Inc.:
 Cumulative preferred shares
  - without par value -
    8.75% series (stated value
     - $100 per share),
     350,000 shares outstanding                    35,000           35,000
                                                _________        _________

                                                $ 102,212        $ 103,462
                                                =========        =========


        On October 13, 1992, Northern Indiana issued and sold through an underwritten public offering 430,000 shares of 6.50% Series Cumulative Preferred Stock for $43 million. The shares are subject to mandatory redemption in whole by Northern Indiana on October 14, 2002.

     The redemption prices at June 30, 1994, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana and Industries are as follows:


Series     Redemption Price Per Share        Annual Sinking Fund Provisions
======   =================================  ==================================

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

  7-3/4% $104.94, reduced periodically      2,777 shares on or before
                                              December 1;noncumulative option
                                              to double amount each year.
 Cumulative preferred stock - no par value -

  6.50%  $100.00 on October 14, 2002        430,000 shares on October 14,2002.

NIPSCO Industries, Inc.:
 Cumulative preferred shares - without par value -

  8.75%  $100.00 on January 14, 1996        350,000 shares on January 14,
                                              1996.


     Sinking fund requirements with respect to redeemable preferred stocks outstanding at June 30, 1994, for each of the twelve month periods subsequent to June 30, 1995, are as follows:


Twelve Months Ended June 30:*
=============================
1996            $ 36,827,700
1997            $  1,827,700
1998            $  1,827,700
1999            $  1,827,700


* Table does not reflect redemptions made after June 30, 1994.


(14) COMMON SHARE DIVIDEND: During the next few years, Industries expects that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At June 30, 1994, Northern Indiana had approximately $151.0 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

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

     COMMON SHARE REPURCHASES.   The Board of Directors of Industries has
authorized the repurchase of up to approximately 10.7 million common shares in addition to those required in connection with the acquisitions of Kokomo Gas and NIFL. At June 30, 1994, Industries had purchased 12,987,075 shares at an average price of $22.35 per share of which 1,848,588 shares and 1,112,862 shares were reissued in connection with the Kokomo Gas and NIFL acquisitions, respectively. Approximately 0.7 million additional common shares may be repurchased under the Board's authorizations.

 (16) LONG-TERM INCENTIVE PLAN: Industries' Long-Term Incentive Plan (the 1988 Plan) for key management employees, which was approved by shareholders on April 13, 1988, provides for the issuance of up to 2,500,000 of Industries' common shares to key employees through 1998. At June 30, 1994, there were 785,000 shares reserved for future awards under the 1988 Plan. The 1988 Plan permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at June 30, 1994.

     The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries stock or a combination thereof. Restricted stock awards are restricted as to transfer and subject to forfeiture for specific periods from the date of grant. Restrictions on the shares awarded during 1990 and 1991 lapse five years from date of grant and vest subject to specific share price appreciation conditions. If a participant's employment is terminated other than by reason of death, disability or retirement, restricted shares are forfeited. There were 150,500 and 157,500 restricted shares outstanding at June 30, 1994, and December 31, 1993, respectively.

     Changes in outstanding shares under option and SARs for three, six, and twelve month periods ended June 30, 1994, and 1993, are as follows:

                                      Nonqualified Stock Options
                           __________________________________________________

Three Months Ended                       Option                    Option
June 30,                     1994        Price         1993        Price
======================     =======  ===============  =======  ===============

Balance beginning of
 period                    864,250  $10.94 - $33.19  762,850  $10.94 - $26.06
   Granted                    -                         -
   Exercised               (21,550) $17.06 - $26.06  (52,600) $10.94 - $22.94
   Cancelled               (10,000) $33.19            (4,200) $26.06
                           _______                   _______

Balance end of period      832,700  $10.94 - $33.19  706,050  $10.94 - $26.06
                           =======                   =======

Shares exercisable         562,500  $10.94 - $26.06  418,350  $10.94 - $22.94

                                      Nonqualified Stock Options
                           __________________________________________________

Six Months Ended                         Option                    Option
June 30,                     1994        Price         1993        Price
======================     =======  ===============  =======  ===============

Balance beginning of
 period                    890,800  $10.94 - $33.19  869,150  $10.94 - $26.06
   Granted                    -                          -
   Exercised               (39,800) $10.04 - $26.06 (157,400) $10.94 - $22.94
   Cancelled               (18,300) $33.19            (5,700) $26.06
                           _______                   _______

Balance end of period      832,700  $10.94 - $33.19  706,050  $10.94 - $26.06
                           =======                   =======

Shares exercisable         562,500  $10.94 - $26.06  418,350  $10.94 - $22.94

                                      Nonqualified Stock Options
                           __________________________________________________

Twelve Months Ended                      Option                    Option
June 30,                     1994        Price         1993        Price
======================     =======  ===============  =======  ===============

Balance beginning of
 period                    706,050  $10.94 - $26.06  693,950  $10.94 - $22.94
   Granted                 288,500  $33.19           293,400  $26.06
   Exercised              (143,550) $10.94 - $26.06 (271,800) $10.94 - $22.94
   Cancelled               (18,300) $33.19            (9,500) $10.94 - $26.06
                           _______                   _______

Balance end of period      832,700  $10.94 - $33.19  706,050  $10.94 - $26.06
                           =======                   =======

Shares exercisable         562,700  $10.94 - $26.06  418,350  $10.94 - $22.94

                                      Nonqualified Stock Options
                                              With SARs
                             ____________________________________________

Three Months Ended                       Option                    Option
June 30,                     1994        Price         1993        Price
======================       ==================       ===================
Balance beginning of
 period                      9,900       $10.94       11,500       $10.94
   Granted                    -                         -
   Exercised                  -                         -
   Cancelled                  -                       (1,600)
                             _____                    ______

Balance end of period        9,900       $10.94        9,900       $10.94
                             =====                    ======

Shares exercisable           9,900       $10.94        9,900       $10.94

                                      Nonqualified Stock Options
                                              With SARs
                             ____________________________________________

Six Months Ended                         Option                    Option
June 30,                     1994        Price         1993        Price
======================       ==================       ===================
Balance beginning of
 period                      9,900       $10.94       11,500       $10.94
   Granted                    -                         -
   Exercised                  -                         -
   Cancelled                  -                       (1,600)
                             _____                    ______

Balance end of period        9,900       $10.94        9,900       $10.94
                             =====                    ======

Shares exercisable           9,900       $10.94        9,900       $10.94

                                      Nonqualified Stock Options
                                              With SARs
                             ____________________________________________

Twelve Months Ended                      Option                    Option
June 30,                     1994        Price         1993        Price
======================       ==================       ===================

Balance beginning of
 period                      9,900       $10.94       15,300       $10.94
   Granted                    -                         -
   Exercised                  -                       (3,800)      $10.94
   Cancelled                  -                       (1,600)
                             _____                    ______

Balance end of period        9,900       $10.94        9,900       $10.94
                             =====                    ======

Shares exercisable           9,900       $10.94        9,900       $10.94


     Industries' 1994 Long-Term Incentive Plan (1994 Plan) was adopted by the shareholders on April 13, 1994. It is similar to the 1988 Plan and provides an additional 2.5 million common shares available for issuance to key employees through 2004. No shares have been issued under the 1994 Plan.

     The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 100,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options in the future. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of June 30, 1994, 24,750 shares were issued under the Plan.

(17) LONG-TERM DEBT: At June 30, 1994, and December 31, 1993, the long-term debt of Industries' consolidated subsidiaries, excluding amounts due within one year, issued and not retired or cancelled was as follows:

                                                     Amount  Outstanding
                                                 ____________________________

                                                  June 30,        December 31,
                                                    1994              1993
                                                 ===========      ===========
                                                    (Dollars in thousands)

Northern Indiana Public Service Company
First mortgage bonds -
  Series N, 4-5/8%, due May 15, 1995             $      -         $    22,436
  Series O, 6-3/8%, due September 1, 1997             27,300           27,507
  Series P, 6-7/8%, due October 1, 1998               14,509           15,671
  Series S, 8-1/8%, due May 1, 2001                     -              41,000
  Series T, 7-1/2%, due April 1, 2002                 40,643           40,643
  Series U, 8-1/8%, due July 15, 2003                 55,739           55,739
  Series Y, 8-3/8%, due October 15, 2006                -              50,575
  Series Z, 8-1/8%, due August 15, 2007               43,069           43,069
  Series AA,8-1/2%, due November 1, 2007                -              33,407
  Series LL,7-1/2%, due October 15, 2014              41,000           41,000
  Series MM,7-1/2%, due October 15, 2004              10,000           10,000
  Series NN,7.10%,  due July 1, 2017                  55,000           55,000
                                                 ___________      ___________

      Total                                          287,260          436,047
                                                 ___________      ___________

Pollution control notes and bonds -
  Series A note -
    City of Michigan City, 5.70% due October 1,
     2003                                             21,500           21,500
  Series 1978 note -
    County of Jasper, 6.70% due November 1, 2008      18,000           18,000
  Series 1988 bonds - Jasper County -
    Series A,B and C
      2.82% weighted average at June 30, 1994,
       due November 1, 2016                          130,000          130,000
  Series 1988 bonds - Jasper County -
    Series D
      2.96% weighted average at June 30, 1994,
       due November 1, 2007                           24,000           24,000
                                                 ___________      ___________

      Total                                          193,500          193,500
                                                 ___________      ___________

Medium-term notes -
  Issued at interest rates between 5.83% and
   7.64% with a weighted average interest
   rate of 6.85% and various maturities between
   April 6, 1998 and August 17, 2023                 474,750          454,200
                                                 ___________      ___________
Unamortized premium and discount on long-term
 debt, net                                            (4,341)          (4,663)
                                                 ___________      ___________
      Total long-term debt of Northern Indiana
       Public Service Company                        951,169        1,079,084
                                                 ___________      ___________

NIPSCO Capital Markets, Inc.
  Medium-term note - 9.95% - due June 10, 1996         7,500            7,500
  Unamortized discount                                   (12)             (16)
  Zero coupon notes - 7.57%, $72,500 at maturity,
   due December 1, 1997                               56,243           54,191
                                                 ___________      ___________

      Total  long-term debt of NIPSCO Capital
       Markets, Inc.                                  63,731           61,675
                                                 ___________      ___________

NIPSCO Development Company, Inc.
  Lake Erie Land Company - Notes Payable -
    Interest rates between 7.25% and 8.25% with
      a weighted average interest rate of 7.67%
      and various maturities between July 5,
      1996 and June 30, 1998                           3,169            3,256
  Elm Energy and Recycling (UK), Ltd.
    Term Loan Facility - 6.79% - due December 31,
      2004                                            42,137           41,577
  Metals Technology Corporation - Notes Payable -
    Mortgage note, 6.75% - due September 25, 2005        108              108
  NDC Douglas Properties, Inc.
    Notes Payable -
      Interest rates of 6.72% and 7.58% with a
        weighted average interest rate of 7.16%
        and maturities through January 1, 2004         5,385             -
                                                 ___________      ___________

      Total long-term debt of NIPSCO Development
       Company, Inc.                                  50,799           44,941
                                                 ___________      ___________

Northern Indiana Fuel and Light Company, Inc.
  Sinking Fund Debentures -
    Series G, 9.50%, - due August 1, 2001              3,000            3,000
    Series H, 10.80%, - due August 1, 2008             3,800            3,800
                                                 ___________      ___________

      Total long-term debt of Northern Indiana
       Fuel and Light Company, Inc.                    6,800            6,800
                                                 ___________      ___________

      Total long-term debt, excluding amounts
       due in one year                           $ 1,072,499      $ 1,192,500
                                                 ===========      ===========


     The sinking fund requirements of long-term debt outstanding at June
30, 1994, (including the maturity of Northern Indiana's first mortgage bonds:
Series O, 6-3/8%, due September 1, 1997; Series P, 6-7/8% due October 1, 1998; Northern Indiana's medium-term notes due from April 6, 1998 to April 13, 1998; NIPSCO Capital Markets' medium-term note due June 10, 1996, and Zero Coupon Notes due December 1, 1997; and Lake Erie Land Company's notes payable due July 5, 1996 to June 30, 1998), for each of the twelve month periods subsequent to June 30, 1995, are as follows:


Twelve Months Ended June 30,
=============================

1996            $  13,707,650
1997            $  10,567,160
1998            $ 142,593,068
1999            $  22,579,093


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

     On June 2, 1993, Northern Indiana received authorization from the Commission to issue up to $349,750,000 of Medium-Term Notes, Series C, due from 1 year to 30 years from date of issue for refinancing purposes and paying outstanding long-term debt at maturity. A portion of the proceeds was used to repay short-term debt which was incurred in connection with the April, 1993, redemption of first mortgage bonds, and a portion was used for early redemption on August 2, 1993, of $88 million of Northern Indiana's medium-term notes due in 1996. As of January 19, 1994, all of the Medium-Term Notes, Series C, have been issued.

     On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April, 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. As of June 30, 1994, none of the Medium-Term Notes, Series D, had been issued; however, at July 31, 1994, $120.0 million have been issued to complete the permanent refinancing of those first mortgage bonds.

     The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $296.4 million at June 30, 1994.

(18) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates September 21, 1996, unless extended by its terms. As of June 30, 1994, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1995. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1994, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

     Northern Indiana also has $238.5 million of money market lines of credit. As of June 30, 1994, $172.9 million of borrowings were outstanding under these lines of credit.

     Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1994, there were no borrowings outstanding under this facility.

     On April 5, 1993, Northern Indiana executed a 364-day $50 million private placement loan. The loan was repaid April 4, 1994.

     Northern Indiana uses commercial paper to fund short-term working capital requirements. As of June 30, 1994, Northern Indiana had $108.9 million in commercial paper outstanding, having a weighted average interest rate of 4.55%.

     Capital Markets has a $150 million revolving Credit Agreement which will terminate October 21, 1995, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the back-up instrument for a commercial paper program. As of June 30, 1994, there were no borrowings outstanding under this agreement.

     Capital Markets also has $50 million of money market lines of credit. As of June 30, 1994, $3.4 million of borrowings were outstanding under these lines of credit.

     As of June 30, 1994, Capital Markets had $35.0 million in commercial paper outstanding, having a weighted average interest rate of 4.55%.

     NIFL has an unsecured revolving credit agreement with a bank for $2 million. Borrowings bear interest at the bank's prevailing prime rate. As of June 30, 1994, there were no borrowings under this agreement.

(19) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a 20-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.0 million.

     The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1994:


Twelve Months Ended June 30,
=====================================================
                               (Dollars in thousands)

1995                                        $   5,719
1996                                            3,106
1997                                            2,538
1998                                            2,346
1999                                            1,758
Later years                                    24,169
                                            _________

Total minimum payments required             $  39,636
                                            =========


     The consolidated financial statements include rental expense for all operating leases as follows:

                                        June 30,       June 30,
                                          1994           1993
                                       =========      =========
                                        (Dollars in thousands)

Three months ended                     $   2,367      $   1,751
Six months ended                       $   4,224      $   3,480
Twelve months ended                    $   7,995      $   5,696


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

     The carrying values and estimated fair values of Industries' financial instruments are as follows:

                                    June 30, 1994        December 31, 1993
                               ______________________  _____________________

                                Carrying    Estimated   Carrying   Estimated
                                 Amount    Fair Value    Amount   Fair Value
                               ==========  ==========  ========== ==========
                                             (Dollars in thousands)

Cash and cash equivalents      $   36,752  $   36,752  $   16,140 $   16,140
Investments at cost                 7,225       7,649       6,189      6,474
Long-term debt (including
  current portion)              1,099,896   1,012,985   1,263,029  1,267,728
Preferred stock                   201,665     178,413     203,043    185,368


     The majority of the long-term debt relates to utility operations.
The Utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(22) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 2% of gas revenue (including transportation services) and 25% of electric revenue for the twelve months ended June 30, 1994, as compared to 3% and 24%, respectively, for twelve months ended June 30, 1993.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

HOLDING COMPANY -

     NIPSCO Industries, Inc. (Industries), an Indiana corporation, became a holding company on March 3, 1988. Northern Indiana Public Service Company (Northern Indiana), Northern Indiana Fuel and Light Company, Inc. (NIFL), Kokomo Gas and Fuel Company (Kokomo Gas), NIPSCO Development Company, Inc., (Development), NIPSCO Energy Services, Inc. (Services), and NIPSCO Capital Markets, Inc. (Capital Markets) are direct subsidiaries of Industries. NIPSCO Fuel Company, Inc. (Fuel), NI-TEX Inc. (NI-TEX), NIPSCO Energy Trading Corp. (NETCO) and Crossroads Pipeline Company (Crossroads) are direct subsidiaries of Services. The following discussion, except where noted, is attributable to the utility operations of Northern Indiana, Kokomo Gas, NIFL and Crossroads (the Utilities).

REVENUES -

     Total operating revenues for the twelve months ended June 30, 1994, increased $71.5 million as compared to the twelve months ended June 30, 1993. Gas revenues increased $11.2 million and electric revenues increased $60.3 million.

     The increase in gas revenues was largely attributable to increased sales to residential customers due to colder weather, inclusion of NIFL for the entire twelve month period, partially offset by decreased purchase gas cost per dekatherm (dth) and lower transportation revenue per dth delivered due to lower take-or-pay charges. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over the Utilities' systems. The Utilities had approximately 682,500 gas customers at June 30, 1994.

     The increase in electric revenues for the twelve months ended June
30, 1994, was mainly due to increased sales to residential and commercial customers as a result of warmer weather during the third quarter of 1993 and second quarter of 1994, and increased sales to industrial customers partially offset by decreased sales to wholesale customers. At June 30, 1994, Northern Indiana had approximately 398,100 electric customers.

     Total operating revenue for the six months ended June 30, 1994, increased $43.1 million as compared to the six months ended June 30, 1993. Gas revenues increased $15.5 million and electric revenues increased $27.6 million as compared to the same period in 1993. The increase in gas revenues was mainly due to increased sales due to colder weather this year partially offset by reduced gas costs per dth. The increase in electric revenue for the six months ended June 30, 1994, was mainly due to higher sales to residential customers and increased industrial demands partially offset by decreased sales to wholesale customers.

     Total operating revenue for the three months ended June 30, 1994, decreased $0.8 million as compared to the three months ended June 30, 1993. Gas revenues decreased $13.4 million and electric revenues increased $12.6 million as compared to the same period in 1993. The decrease in gas revenues was mainly due to decreased gas costs per dth and decreased sales to residential and commercial customers. The increase in electric revenue for the three months ended June 30, 1994, was mainly due to higher sales to residential customers as a result of warmer weather this year and increased industrial demands.

     The basic steel industry accounted for 38% of natural gas delivered (including volumes transported) and 39% of electric sales during the twelve months ended June 30, 1994.

     The components of the variations in gas and electric revenues are shown in the following tables:


                                       Variations from Prior Periods
                              _______________________________________________

                                              June 30, 1994
                                               Compared to
                                              June 30, 1993
                              Three Months      Six Months      Twelve Months
                              ============    =============    ==============
                                          (Dollars in thousands)

Gas Revenue -
 Pass through of net changes
  in purchased gas costs, gas
  storage and storage
  transportation costs        $    (13,766)   $      (8,678)   $      (16,336)
 Take-or-pay costs                     894            1,710            (5,041)
 Changes in sales levels            (1,085)          21,420            18,810
 Gas transport levels                  561            1,098             2,359
 NIFL acquisition                     -                -               11,434
                              ____________    _____________    ______________

Gas Revenue Change            $    (13,396)   $      15,550    $       11,226
                              ____________    _____________    ______________


Electric Revenue  -
 Pass through of net changes
  in fuel costs               $      1,606    $       5,618    $        1,818
 Changes in sales levels            11,004           21,950            58,425
                              ____________    _____________    ______________


Electric Revenue Change       $     12,610    $      27,568    $       60,243
                              ____________    _____________    ______________


Total Revenue Change          $       (786)   $      43,118    $       71,469

                              ============    =============    ==============

     See Note 5 to the consolidated financial statements (Rate Matters), regarding gas take-or-pay costs.


GAS COSTS -

     The Utilities' gas costs decreased $3.5 million for the twelve month period ended June 30, 1994, due to decreased gas costs per dth partially offset by the inclusion of purchased gas costs related to NIFL and increased purchases. The average cost for the Utilities purchased gas for the three, six, and twelve month periods ended June 30, 1994, after adjustment for take-or-pay charges billed to transport customers, was $2.94, $3.04 and $3.12 per dth as compared to $3.49, $3.25 and $3.32 per dth for the same periods in 1993.

FUEL AND PURCHASED POWER -

     The cost of fuel for electric generation increased for the three, six, and twelve month periods ended June 30, 1994, compared to 1993 periods, mainly as the result of increased production.

OPERATING MARGINS -

     Operating margins increased $46.7 million for the twelve months ended June 30, 1994, over the same period a year ago. The operating margin from gas deliveries increased $14.7 million, due to the inclusion of NIFL for the entire twelve month period, increased sales to residential customers due to the colder weather and increased deliveries of gas transported to others.
The operating margins from electric sales increased $32.0 million, due to increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1993 and second quarter of 1994, and increased sales to industrial customers, partially offset by decreased sales to wholesale customers.

     Operating margins increased $19.8 million for the six months ended
June 30, 1994, over the same period a year ago. The operating margins from gas increased $9.3 million reflecting increased sales to residential and commercial customers due to colder weather during the first quarter of 1994, and increased deliveries to industrial customers. Operating margins on electric sales increased $10.5 million reflecting increased sales to residential, commercial and industrial customers.

     Operating margins increased $5.8 million for the three months ended
June 30, 1994, over the same period a year ago. The operating margins from gas increased $0.9 million reflecting revenues from Crossroads partially offset by decreased sales to residential and commercial customers due to warmer weather. Operating margins on electric sales increased $4.9 million reflecting increased sales to residential and commercial customers as a result of warmer weather this year and increased sales to industrial customers partially offset by decreased sales to wholesale customers.

OPERATING EXPENSES AND TAXES -

     Operation expenses increased $3.1, $7.7 and $19.0 million for the three, six, and twelve month periods ended June 30, 1994, respectively. Operation expense increased mainly due to higher employee related expenses, increased operating costs of pollution control facilities, NIFL operating expenses for the entire twelve month period, and operating expenses in connection with Crossroads beginning in January, 1994, and the recovery in June, 1993, of amounts previously written off.

     Maintenance expenses increased $3.3 million for the twelve month period ended June 30, 1994, mainly as a result of a higher level of overall maintenance activity at the electric production facilities.

     Depreciation and amortization expense increased for the three, six, and twelve month periods ended June 30, 1994, as a result of net plant additions.

     Utility income taxes increased for the three, six, and twelve month periods ended June 30, 1994, as a result of increased pre-tax income and the increased Federal income tax rate which was enacted into law in August, 1993, effective retroactively to January 1, 1993.

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

     Interest charges (net) decreased for the six and twelve month periods ended June 30, 1994, reflecting Northern Indiana's reduced interest rates on long-term debt outstanding and favorable interest rates on short-term borrowings.

     See Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Carrying Charges and Deferred Depreciation and Allowance for Funds Used During Construction. Also, see Notes 5, 7, 9 and 10 for a discussion of FERC Order No. 636, Income Taxes, Postretirement Benefits and Postemployment Benefits, respectively.

NET INCOME -

     Industries' net income for the twelve month period ended June 30, 1994, was $162.4 million compared to $150.0 million for the twelve month period ended June 30, 1993.

     Net income for the six months ended June 30, 1994, was $86.5 million compared to $80.2 million for the six months ended June 30, 1993.

     Net income for the three months ended June 30, 1994, was $21.5 million compared to $21.7 million for the three months ended June 30, 1993.

ENVIRONMENTAL MATTERS -

     Because of major investments made in modern environmental control facilities and the use of low sulfur coal, all of Northern Indiana's electric production facilities comply with the sulfur dioxide limitations contained in acid rain provisions of the Clean Air Act Amendments of 1990 (CAAA).

     Northern Indiana is now using low sulfur coal at Unit 12 at the Michigan City Generating Station, the only generating unit that had not been in compliance with future sulfur dioxide limitations. Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

     The CAAA contain provisions that could lead to strict limitations on emissions of nitrogen oxides and hazardous air pollutants, which may require significant capital expenditures for control of these emissions. Northern Indiana cannot predict the costs of complying with them, but Northern Indiana believes that any such mandated costs would be recoverable through the rate making process.

     The Environmental Protection Agency (EPA) and Indiana have promulgated an air operating permit program to meet the requirements of the CAAA. This permit program increases the fees associated with operating permits for air emissions, but the increase is not significant.

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

     The Utilities have ongoing programs to remain aware of laws and regulations involved with hazardous waste. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has commenced a voluntary program of investigating its former manufactured gas plant sites in order to determine what, if any, remediation of any potential remaining waste materials may be required. Since this program is in its early stages, it is not possible at this time to estimate what, if any, remedial costs may be incurred.

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

     On June 2, 1993, Northern Indiana received authorization from the Commission to issue up to $349,750,000 of Medium-Term Notes, Series C, due from 1 year to 30 years from date of issue for refinancing purposes and paying outstanding long-term debt at maturity. A portion of the proceeds was used to repay short-term debt which was incurred in connection with the April, 1993 redemption of first mortgage bonds, and a portion was used for early redemption on August 2, 1993, of $88 million of Northern Indiana's medium-term notes due in 1996. As of January 19, 1994, all of the Medium-Term Notes, Series C, have been issued.

     On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and
April, 1994.   On May 23, 1994, Northern Indiana exercised its option to
redeem all the outstanding First Mortgage Bonds, Series S, Y and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. As of June 30, 1994, none of the Medium-Term Notes, Series D, had been issued; however, at July 31, 1994, $120.0 million had been issued to complete the permanent refinancing of those first mortgage bonds. .

     Capital Markets has a $150 million revolving Credit Agreement which will terminate October 21, 1995, unless extended by its terms. This facility provides short-term financing flexibility at the holding company level and also serves as the back-up instrument for a commercial paper program. As of June 30, 1994, there were no borrowings outstanding under this agreement.

     Capital Markets also has $50 million of money market lines of credit.
 As of June 30, 1994, $3.4 million of borrowings were outstanding under these lines of credit.

     As of June 30, 1994, Capital Markets had $35.0 million in commercial paper outstanding, having a weighted average interest rate of 4.55%.

     The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana,reflected in the consolidated financial statements of Industries, is approximately
$296.4 million at June 30, 1994.

     NIFL has an unsecured revolving credit agreement with a bank for $2 million. Borrowings bear interest at the bank's prevailing prime rate. As of June 30, 1994, there were no borrowings under this agreement.

     Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of June 30, 1994, Northern Indiana had $108.9 million in commercial paper outstanding, having a weighted average interest rate of 4.55%.

     Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates September 21, 1996, unless extended by its terms. As of June 30, 1994, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1995. As of June 30, 1994, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

     Northern Indiana also has $238.5 million of money market lines of credit. As of June 30, 1994, $172.9 million of borrowings were outstanding under these lines of credit.

     Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1994, there were no borrowings outstanding under this facility.

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

COMPETITION -

     The Energy Policy Act of 1992 (Energy Act) allows FERC to order electric utilities to grant access to transmission systems by third party power producers. The Energy Act specifically prohibits federally mandated wheeling of power for retail customers. That authority lies with the individual states several of which are considering opening the transmission network to retail customers. The Energy Act will stimulate greater competition in the wholesale electric markets. This competition will create opportunities to compete for transmission network to retail customers. The Energy Act will stimulate greater competition in the wholesale electric markets. This competition will create opportunities to compete for new customers and revenues, as well as increase the risk of the loss of customers. Although wholesale customers represent a relatively small portion of Northern Indiana's sales (6% for 1993), Northern Indiana will continue its efforts to retain and add customers by offering competitive rates. Competitive forces have also begun to influence retail pricing in the industry. In some instances, industrial customers, threatening to pursue cogeneration, self-generation, retail wheeling or relocation to other services territories, have obtained price concessions from utilities.

     Operating in a competitive environment will place added pressures on utility profit margins and credit quality. Increasing competition in the electric utility industry has already led the credit rating agencies to apply more stringent guidelines in making credit rating determinations.

     Northern Indiana's management has taken steps to make the company more competitive and profitable in the changing utility environment, including partnering on energy projects with major industrial customers and conversions of some of its generating units to allow use of lower cost low sulfur coal.

     FERC Order No. 636 effective in late 1993 shifted primary responsibility for gas acquisition, transportation and peak days' supply from pipelines to local gas distribution companies, such as the Utilities. Although pipelines continue to transport gas, they no longer provide sale service. The Utilities believes it has taken appropriate steps to insure the continued acquisition of adequate gas supplies at reasonable prices.

     The mix of gas revenues from retail sales, interruptible retail sales, firm transportation service and interruptible transportation services changed significantly over the past several years. The deregulation of the gas industry, since the mid-1980's, allows large industrial and commercial customers to purchase their gas supplies directly from producers and use the Utilities' facilities to transport the gas. Transportation customers pay the Utilities only for transporting their gas from the pipeline to the customers' premises.

     To date, the Utilities' system has not been materially affected by competition, and management does not foresee substantial adverse effect in the near future, unless the current regulatory structure is substantially altered. Northern Indiana believes the steps it is taking to deal with increased competition will have significant, positive effects in the next few years.

Item 1. Legal Proceedings.

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

        None

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


        NIPSCO Industries, Inc.

        (Registrant)


        /s/Jerry M. Springer


        Jerry M. Springer,

        Controller

        and Chief Accounting Officer


Date August 12, 1994