Form 10-Q
period 1994-09-30
NIPSCO INDUSTRIES INC
filed 1994-11-10
CIK 823392

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1994

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

                                X
                       Yes ___________      No __________


     As of October 31, 1994, 64,071,691 common shares were outstanding.

NIPSCO Industries, Inc.
Part I.  Financial Information
Report Of Independent Public Accountants

To The Board of Directors of
NIPSCO Industries, Inc.:

        We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of September 30, 1994, and December 31, 1993, and the related consolidated statements of income, common shareholders' equity and cash flows for the three, nine, and twelve month periods ended September 30, 1994, and 1993. These consolidated financial statements are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of September 30, 1994, and December 31, 1993, and the results of their operations and their cash flows for the three, nine, and twelve month periods ended September 30, 1994, and 1993, in conformity with generally accepted accounting principles.

        As discussed in Notes 7 and 9 to the consolidated financial statements, effective January 1, 1993, NIPSCO Industries, Inc. and subsidiaries changed their methods of accounting for income taxes and postretirement benefits other than pensions.


                                                      Arthur Andersen LLP

Chicago, Illinois
November 2, 1994

Consolidated Balance Sheet

                                                September 30,     December 31,
ASSETS                                              1994              1993
                                               ==============    =============
                                                    (Dollars in thousands)

Utility Plant, at original cost
 (including construction work in
 progress of $210,031 and $189,634,
 respectively) (Notes 2 and 4):
    Electric                                   $    3,832,427    $   3,778,016
    Gas                                             1,243,298        1,216,178
    Common                                            315,267          289,242
                                               ______________    _____________

                                                    5,390,992        5,283,436

    Less - Accumulated provision for
     depreciation and amortization                  2,162,251        2,052,221
                                               ______________    _____________

        Total utility plant                         3,228,741        3,231,215
                                               ______________    _____________


Other Property and Investments:
  Other property, at cost, less
   accumulated provision
   for depreciation                                   123,518          124,184
  Investments, at equity                               16,750           19,142
  Investments, at cost                                  9,456            6,189
                                               ______________    _____________


        Total other property
         and investments                              149,724          149,515
                                               ______________    _____________



Current Assets:
  Cash and cash equivalents                            36,747           16,140
  Accounts receivable, less
   reserve of $7,181 and $4,855,
   respectively (Note 2)                               43,184          115,129
  Fuel adjustment clause (Note 2)                       4,888            6,440
  Gas cost adjustment clause (Note 2)                    -              35,659
  Materials and supplies,
   at average cost                                     68,825           67,120
  Electric production fuel,
   at average cost                                     20,597           21,533
  Natural gas in storage,
   at last-in, first-out cost (Note 2)                 86,962           62,870
  Prepayments and other                                10,231           11,118
                                               ______________    _____________

        Total current assets                          271,434          336,009
                                               ______________    _____________



Other Assets:
  Regulatory assets (Note 2)                          231,220          177,728
  Deferred charges and other                           18,139           17,857
                                               ______________    _____________


        Total other assets                            249,359          195,585
                                               ______________    _____________

                                               $    3,899,258    $   3,912,324
                                               ==============    =============


The accompanying notes to consolidated financial statements are an integral part of this statement.



Consolidated Balance Sheet

                                               September 30,     December  31,
CAPITALIZATION AND LIABILITIES                     1994              1993
                                              ==============    ==============
                                                  (Dollars in thousands)

Capitalization:
 Common shareholders' equity
  (See accompanying statement)                $    1,089,838    $    1,094,672
 Cumulative preferred stocks
  (Note 11) -
    Northern Indiana Public Service Company
     Series without mandatory
      redemption provisions (Note 12)                 94,854            97,753
     Series with mandatory
      redemption provisions (Note 13)                 66,612            68,462
    NIPSCO Industries Inc.:
     Series with mandatory
      redemption provisions (Note 13)                 35,000            35,000
 Long-term debt excluding amounts due
  within one year (Note 17)                        1,187,164         1,192,500
                                              ______________    ______________

            Total capitalization                   2,473,468         2,488,387
                                              ______________    ______________

Current Liabilities:
 Obligations due within one year -
    Northern Indiana Public Service Company
     Commercial paper                                128,200            27,895
     First mortgage bonds -
      Series N, 4-5/8% - due May 15, 1995             22,436              -
     Medium-term note -
      9.15% - due April 11, 1994                        -               65,000
     Notes payable -
      Issued at interest rates between
       4.98% and 5.23% with a weighted
       average interest rate of 5.08%
       and various maturities between
       October 6, 1994 and October 27,1994            82,050           110,000
    NIPSCO Capital Markets Inc.:
     Commercial paper                                 54,500            47,000
    Elm Energy and Recycling (UK), Ltd.
     Term loan facility                                2,608             3,766
    NDC Douglas Properties, Inc.
     Notes payable                                       666              -
                                              ______________    ______________

                                                     290,460           253,661
                                              ______________    ______________

 Other current liabilities -
    Accounts payable                                 148,218           192,543
    Sinking funds due within one year
     (Notes 13 and 17)                                 2,035             3,413
    Dividends declared on common and
     preferred stocks                                 25,487            26,165
    Customer deposits                                  9,100             9,471
    Taxes accrued                                     28,279            74,562
    Gas cost adjustment clause                        20,502              -
    Interest accrued                                  15,918            12,253
    Other accruals                                    45,633            45,296
                                              ______________    ______________

                                                     295,172           363,703
                                              ______________    ______________

            Total current liabilities                585,632           617,364
                                              ______________    ______________

Other:
 Deferred income taxes (Note 7)                      594,494           576,071
 Deferred investment tax credits, being
  amortized over life of related property
   (Note 7)                                          125,009           129,681
 Deferred credits                                     39,993            37,767
 Regulatory income tax liability (Note 7)             20,654            25,371
 Other noncurrent liabilities                         60,008            37,683
                                              ______________    ______________

            Total other                              840,158           806,573
                                              ______________    ______________

Commitments and Contingencies
 (Notes 3,5,6,19 and 20)

                                              $    3,899,258    $    3,912,324
                                              ==============    ==============



The accompanying notes to financial statements are an integral part of this statement.


Consolidated Statement of Income

                               Three Months                Nine Months
                            Ended September 30,         Ended September 30,
                          _______________________    _________________________

                            1994          1993          1994           1993
                          ==========   ==========    ==========     ==========
                                          (Dollars in thousands)

Operating Revenues:
 (Notes 2, 5 and 22)
   Gas                    $   71,795   $   77,634    $  493,016     $  483,305
   Electric                  262,803      264,904       755,142        729,675
                          __________   __________    __________     __________

                             334,598      342,538     1,248,158      1,212,980
                          __________   __________    __________     __________


Cost of Energy: (Note 2)
 Gas costs                    36,887       42,823       291,452        291,121
 Fuel for electric
  generation                  62,140       66,472       184,938        183,313
 Power purchased               9,143        5,287        27,985         12,989
                          __________   __________   ___________     __________

                             108,170      114,582       504,375        487,423
                          __________   __________   ___________     __________

Operating Margin             226,428      227,956       743,783        725,557
                          __________   __________   ___________     __________


Operating Expenses and
 Taxes (except income):
  Operation                   69,661       73,691       218,920        215,241
  Maintenance (Note 2)        18,988       17,792        60,147         60,028
  Depreciation and
    amortization (Note 2)     48,606       46,484       144,819        139,020
  Taxes (except income)       16,890       16,998        54,866         54,334
                          __________   __________   ___________     __________

                             154,145      154,965       478,752        468,623
                          __________   __________   ___________     __________

Operating Income Before
 Utility Income Taxes         72,283       72,991       265,031        256,934
                          __________   __________   ___________     __________


Utility Income Taxes
 (Note 7)                     19,233       19,493        72,528         69,856
                          __________   __________   ___________     __________


Operating Income              53,050       53,498       192,503        187,078
                          __________   __________   ___________     __________


Other Income (Deductions):
 Allowance for funds, other
  than borrowed funds, used
  during construction
  (Note 2)                     -            -            -                  1

Other, net (Note 2)               (7)         172       (2,928)        (1,058)
                          __________   __________   __________     __________

                                  (7)         172       (2,928)        (1,057)
                          __________   __________   __________     __________

Income Before Interest
 and Other Charges            53,043       53,670      189,575        186,021
                          __________   __________   __________     __________

Interest and Other
 Charges:
  Interest on long-term
   debt                       18,965       20,821       59,189         61,126
  Other interest               3,175        2,273        7,746          7,503
  Allowance for borrowed
   funds used during
   construction  (Note 2)     (1,181)        (184)      (2,869)          (572)
  Amortization of premium,
   reacquisition premium,
   discount and expense on
   debt, net                   1,029          889        2,839          2,687
  Dividend requirements on
   preferred stocks of
   subsidiary                  2,520        2,578        7,616          7,768
                          __________   __________   __________    ___________

                              24,508       26,377       74,521         78,512
                          __________   __________   __________    ___________


Net Income                    28,535       27,293      115,054        107,509

Dividend requirements on
 preferred shares                766          766        2,297          2,297
                          __________   __________   __________    ___________


Balance available for
 common shareholders      $   27,769   $   26,527   $  112,757    $   105,212
                          ==========   ==========   ==========    ===========

Average common shares
outstanding              64,513,779   66,263,651   65,089,547     66,195,739

Earnings per average
 common share             $     0.43   $     0.40   $     1.73    $      1.58
                          ==========   ==========   ==========    ===========

Dividends declared per
 common share             $     0.36   $     0.33   $     1.08    $      0.99
                          ==========   ==========   ==========    ===========





                               Twelve Months
                            Ended September 30,
                         _______________________

                            1994          1993
                         ==========    ==========
                           (Dollars in thousands)

Operating Revenues:
 (Notes 2, 5 and 22)
  Gas                    $  723,940    $  713,904
  Electric                  989,110       961,652
                         __________    __________

                          1,713,050     1,675,556
                         __________    __________


Cost of Energy (Note 2)
 Gas costs                  429,976       433,988
 Fuel for electric
  generation                246,177       246,608
 Power purchased             33,221        15,778
                         __________    __________

                            709,374       696,374
                         __________    __________

Operating Margin          1,003,676       979,182
                         __________    __________

Operating Expenses and
 Taxes Except income):
  Operation                 288,085       279,832
 Maintenance                 83,667        78,140
 Depreciation and
  amortization (Note 2)     192,799       186,034
 Taxes (except income)       72,153        71,944
                         __________    __________

                            636,704       615,950
                         __________    __________
Operating Income Before
 Utility Income Taxes       366,972       363,232
                         __________    __________
Utility Income Taxes
 (Note 7)                    99,502        98,524
                         __________    __________

Operating Income            267,470       264,708
                         __________    __________

Other Income (Deductions):
 Allowance for funds, other
  than borrowed funds, used
  during construction
  (Note 2)                     -               10
Other, net (Note 2)          (3,941)       (2,125)
                         __________    __________

                             (3,941)       (2,115)
                         __________    __________
Income Before Interest
 and Other Charges          263,529       262,593
                         __________    __________

Interest and Other
 Charges:
  Interest on long-term
   debt                      80,184        82,141
  Other interest              9,481        10,762
  Allowance for borrowed
   funds used during
   construction (Note 2)     (3,744)         (414)
  Amortization of premium,
   reacquisition premium,
   discount and expense on
   debt, net                  3,734         3,531
  Dividend requirements on
   preferred stocks of
   subsidiary                10,189         9,993
                         __________    __________

                             99,844       106,013
                         __________    __________

Net Income                  163,685       156,580

Dividend requirements on
 preferred shares             3,063         3,063
                         __________    __________


Balance available for
 common shareholders     $  160,622    $  153,517
                         ==========    ==========

Average common shares
 outstanding             65,309,025    66,237,085

Earnings per average
 common share            $     2.45    $     2.31
                         ==========    ==========
Dividends declared per
 common share            $     1.44    $     1.32
                         ==========    ==========



The accompanying notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Common Shareholders' Equity

                                        Dollars in Thousands
                          __________________________________________________
                                                    Additional
                                         Common       Paid-In      Retained
  Three Months Ended         Total       Shares       Capital      Earnings
======================    ===========  ===========  ===========  ===========

Balance, July 1, 1993     $ 1,085,300  $   870,930  $    27,485  $   351,829
Net income                     27,293                                 27,293
Dividends:
 Preferred shares                (766)                                  (766)
 Common shares                (21,809)                               (21,809)
Treasury shares acquired       (8,905)
Issued:
 Employee stock purchase
  plan                            269                       138
 Long-term incentive plan       1,355                        85
Other                             249                                     15
                          ___________  ___________  ___________  ___________
  Balance, September 30,
    1993                  $ 1,082,986  $   870,930  $    27,708  $   356,562
                          ===========  ===========  ===========  ===========

                                        Dollars in Thousands        Shares
                          ______________________________________  __________
                                                      Currency
  Three Months Ended       Treasury      Unearned    Translation     Common
    (continued)             Shares     Compensation   Adjustment     Shares
======================    ===========  ============  ===========  ==========

Balance, July 1, 1993     $  (160,821) $    (2,087)  $   (2,036)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (8,905)
Issued:
 Employee stock purchase
  plan                            131
 Long-term incentive plan       1,270
Other                                          195           39
                          ___________  ___________   __________   __________

  Balance, September 30,
  1993                    $  (168,325) $   ( 1,892)  $   (1,997)  73,892,109
                          ===========  ===========   ==========   ==========

                            Shares
                          ___________

  Three Months Ended       Treasury
    (continued)             Shares
======================    ===========

Balance, July 1, 1993     (7,502,343)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (270,401)
Issued:
 Employee stock purchase
  plan                         8,254
 Long-term incentive plan     57,850
Other
                         ___________
  Balance, September 30,
   1993                   (7,706,640)
                         ===========


                                        Dollars in Thousands
                          __________________________________________________
                                                    Additional
  Three Months Ended                     Common       Paid-In      Retained
     (continued)             Total       Shares       Capital      Earnings
======================    ===========  ===========  ===========  ===========

Balance, July 1, 1994     $ 1,102,698  $   870,930  $    27,825  $   418,983
Net income                     28,535                                 28,535
Dividends:
 Preferred shares                (766)                                  (766)
 Common shares                (23,073)                               (23,073)
Treasury shares acquired      (18,503)
Issued:
 Employee stock purchase
  plan                            293                       135
 Long-term incentive plan         222
Other                             432                       357          (12)
                          ___________  ___________  ___________  ___________
  Balance, September 30,
    1994                  $ 1,089,838  $   870,930  $    28,317  $   423,667
                          ===========  ===========  ===========  ===========

                                        Dollars in Thousands        Shares
                          _______________________________________ __________
                                                      Currency
  Three Months Ended       Treasury      Unearned    Translation     Common
     (continued)            Shares     Compensation   Adjustment     Shares
======================    ===========  ============  ============ ==========

Balance, July 1, 1994     $  (211,790) $    (1,359) $    (1,891)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (18,503)
Issued:
 Employee stock purchase
  plan                            158
 Long-term incentive plan         222
Other                                          196         (109)
                          ___________  ___________  ___________  ___________

  Balance, September 30,
   1994                   $  (229,913) $   ( 1,163)  $   (2,000)  73,892,109
                          ===========  ===========   ==========  ===========

                            Shares
                          ___________

  Three Months Ended       Treasury
     (concluded)            Shares
======================    ===========

Balance, July 1, 1994      (9,106,152)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired     (642,159)
Issued:
 Employee stock purchase
  plan                          9,962
 Long-term incentive plan       9,350
Other
                          ___________
  Balance, September 30,
   1994                    (9,728,999)
                          ===========



                                        Dollars in Thousands
                          __________________________________________________
                                                    Additional
                                         Common      Paid-In      Retained
  Nine Months Ended          Total       Shares      Capital      Earnings
=======================   ===========  ===========  ===========  ===========

Balance, January 1, 1993  $ 1,034,530  $   870,930  $    20,775  $   317,195
Net income                    107,509                                107,509
Dividends:
 Preferred shares              (2,297)                                (2,297)
 Common shares                (65,707)                               (65,707)
Treasury shares acquired      (27,808)
Issued:
 Employee stock purchase
  plan                            433                       138
 Long-term incentive plan       4,708                       140
 NIFL acquisition              30,172                     6,655
Other                           1,446                                   (138)
                          ___________  ___________  ___________  ___________
  Balance, September 30,
    1993                  $ 1,082,986  $   870,930  $    27,708  $   356,562
                          ===========  ===========  ===========  ===========

                                        Dollars in Thousands        Shares
                          __________________________________________________
                                                      Currency
  Nine Months Ended        Treasury      Unearned    Translation     Common
    (continued)             Shares     Compensation   Adjustment     Shares
=====================     ===========  ============  ============ ==========

Balance, January 1, 1993  $  (168,990) $    (3,034)  $   (2,346)   73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (27,808)
Issued:
 Employee stock purchase
  plan                            295
 Long-term incentive plan       4,661          (93)
 NIFL acquisition              23,517
Other                                        1,235          349
                           __________  ___________   __________   ___________

  Balance, September 30,
   1993                   $  (168,325) $   ( 1,892)  $   (1,997)   73,892,109
                          ===========  ===========   ==========   ===========

                            Shares
                          ___________

  Nine Months Ended        Treasury
    (continued)             Shares
======================    ===========

Balance, January 1, 1993   (8,133,759)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired     (922,554)
Issued:
 Employee stock purchase
  plan                         18,561
 Long-term incentive plan     218,250
 NIFL acquisition           1,112,862
Other
                          ___________
  Balance, September 30,
   1993                    (7,706,640)
                          ===========



                                        Dollars in Thousands
                          ___________________________________________________
                                                    Additional
  Nine Months Ended                      Common      Paid-In      Retained
     (continued)             Total       Shares      Capital      Earnings
=======================   ===========  ===========  ===========  ============

Balance, January 1, 1994  $ 1,094,672  $   870,930  $    27,631  $    380,888
Net income                    115,054                                 115,054
Dividends:
 Preferred shares              (2,297)                                 (2,297)
 Common shares                (69,913)                                (69,913)
Treasury shares acquired      (51,133)
Issued:
 Employee stock purchase
  plan                            598                       293
 Long-term incentive plan       1,143                        29
Other                           1,714                       364          (65)
                          ___________  ___________  ___________  ___________
  Balance, September 30,
    1994                  $ 1,089,838  $   870,930  $    28,317  $   423,667
                          ===========  ===========  ===========  ===========

                                        Dollars in Thousands        Shares
                          _______________________________________ __________
                                                      Currency
  Nine Months Ended        Treasury      Unearned    Translation     Common
    (continued)             Shares     Compensation   Adjustment     Shares
=====================     ===========  ============  ============ ==========

Balance, January 1, 1994  $  (180,212) $    (1,684)  $   (2,881)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (51,133)
Issued:
 Employee stock purchase
  plan                            305
 Long-term incentive plan       1,127          (13)
Other                                          534          881
                           __________  ___________   __________  ___________

  Balance, September 30,
   1994                   $  (229,913) $   ( 1,163)  $   (2,000)  73,892,109
                          ===========  ===========   ==========  ===========

                            Shares
                          ___________

  Nine Months Ended        Treasury
    (concluded)              Shares
======================    ===========

Balance, January 1, 1994   (8,063,271)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired   (1,732,165)
Issued:
 Employee stock purchase
  plan                         19,248
 Long-term incentive plan      47,189
Other
                          ___________
  Balance, September 30,
   1994                    (9,728,999)
                          ===========





                                        Dollars in Thousands
                          __________________________________________________
                                                    Additional
                                         Common      Paid-In      Retained
  Twelve Months Ended        Total       Shares      Capital      Earnings
=======================   ===========  ===========  ===========  ===========

Balance, October 1, 1992  $ 1,038,175  $   870,930  $    22,273  $   291,411
Net income                    156,580                                156,580
Dividends:
 Preferred shares              (3,063)                                (3,063)
 Common shares                (87,430)                               (87,430)
Treasury shares acquired      (54,259)
Issued:
 Employee stock purchase
  plan                            433                       138
 Long-term incentive plan       5,390                       140
 NIFL acquisition              30,172                     6,655
Other                          (3,012)                   (1,498)        (936)
                          ___________  ___________  ___________  ___________
  Balance, September 30,
    1993                  $ 1,082,986  $   870,930  $    27,708  $   356,562
                          ___________  ___________  ___________  ___________

Net income                    163,685                                163,685
Dividends:
 Preferred shares              (3,063)                                (3,063)
 Common shares                (93,590)                               (93,590)
Treasury shares acquired      (64,055)
Issued:
 Employee stock purchase
  plan                            598                       293
 Long-term incentive plan       2,103                       (46)
Other                           1,174                       362           73
                          ___________  ___________  ___________  ___________
  Balance, September 30,
    1994                  $ 1,089,838  $   870,930  $    28,317  $   423,667
                          ===========  ===========  ===========  ===========

                                        Dollars in Thousands        Shares
                          _______________________________________ __________
                                                      Currency
  Twelve Months Ended      Treasury      Unearned    Translation    Common
    (continued)             Shares     Compensation   Adjustment    Shares
=====================     ===========  ============  ============ ==========

Balance, October 1, 1992  $  (143,221) $    (3,304) $        86   73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (54,259)
Issued:
 Employee stock purchase
  plan                            295
 Long-term incentive plan       5,343          (93)
 NIFL acquisition              23,517
Other                                        1,505       (2,083)
                          ___________  ___________   __________   __________

  Balance, September 30,
   1993                   $  (168,325) $   ( 1,892) $    (1,997)  73,892,109
                          ___________  ___________   __________   ___________
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (64,055)
Issued:
 Employee stock purchase
  plan                            305
 Long-term incentive plan       2,162          (13)
Other                                          742           (3)
                          ___________  ___________   __________   ___________

  Balance, September 30,
   1994                   $  (229,913) $   ( 1,163)  $   (2,000)   73,892,109
                          ===========  ===========   ==========   ===========

                             Shares
                          ___________

  Twelve Months Ended       Treasury
    (concluded)              Shares
======================    ===========

Balance, October 1, 1992   (7,127,738)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired   (1,961,575)
Issued:
 Employee stock purchase
  plan                         18,561
 Long-term incentive plan     251,250
 NIFL acquisition           1,112,862
Other
                          ___________
  Balance, September 30,
   1993                    (7,706,640)
                          ___________

Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired   (2,134,696)
Issued:
 Employee stock purchase
  plan                         19,248
 Long-term incentive plan      93,089
Other
                          ___________
  Balance, September 30,
   1994                    (9,728,999)
                          ===========


The accompanying notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Cash Flows

                                       Three Months           Nine Months
                                     Ended September 30,   Ended September 30,
                                   ____________________  ____________________

                                      1994      1993       1994        1993
                                   =========  =========  =========  =========
                                              (Dollars in thousands)

Cash flows from operating
  activities:
  Net income                       $  28,535  $  27,293  $ 115,054  $ 107,509
Adjustments to reconcile
     net income to net cash:
    Depreciation and amortization     48,606     46,484    144,819    139,020
     Deferred federal and state
     operating income taxes, net       7,523      3,164     (7,904)   (12,071)
    Deferred investment tax
     credits, net                     (1,854)    (1,850)    (4,671)    (5,550)
    Change in certain assets
     and liabilities* -
      Accounts receivable, net        34,928     25,994     71,945     60,507
       Electric production fuel        2,244     18,409        936     17,211
        Materials and supplies        (1,603)     1,553     (1,705)     5,354
      Natural gas in storage         (40,805)   (43,398)   (24,092)   (33,324)
       Accounts payable               (4,530)   (20,831)   (44,325)   (40,350)
      Taxes accrued                  (24,174)   (11,874)   (46,283)   (15,633)
      Fuel adjustment clause           2,445      2,871      1,552      2,012
      Gas cost adjustment clause      (5,179)   (11,127)    56,161     21,657
      Other accruals                     768     (3,312)       337      1,119
     Other, net                       15,153     10,477     23,113     40,834
                                   _________  _________  _________  _________

        Net cash provided by
         operating activities         62,057     43,853    284,937    288,295
                                   _________  _________  _________  _________

Cash flows provided by (used in)
 investing activities:
    Utility construction
     expenditures                    (54,983)   (43,298)  (154,658)  (115,514)
    Acquisition and construction
     expenditures related to
     Crossroads Pipeline Company          94       -        (1,286)      -
    Purchase of Northern Indiana
     Fuel and Light Company, Inc.,
     net of cash acquired               -          -          -       (30,137)
    Return of capital from equity
     investments                        -        32,435      8,000     32,435
    Other, net                        (7,900)    (9,081)   (14,880)   (49,402)
                                   _________  _________  _________  _________

        Net cash used in
         investing activities        (62,789)   (19,944)  (162,824)  (162,618)
                                   _________  _________  _________  _________


Cash flows provided by (used in)
 financing activities:
    Issuance of long-term debt       187,207    326,946    213,846    451,218
    Issuance of short-term debt      295,125    320,352    741,977    983,355

    Issuance of preferred shares        -          -          -          -
    Net change in commercial paper    38,800    (88,500)   107,805    (61,800)
    Retirement of long-term debt     (67,546)   (90,111)  (258,091)  (312,951)
    Retirement of short-term debt   (409,903)  (462,952)  (782,804)(1,139,655)
    Retirement of preferred stock       (891)      (206)    (2,050)    (1,640)
    Issuance of common shares            515      1,638      1,754     35,302
    Acquisition of treasury shares   (18,503)    (8,905)   (51,133)   (27,808)
    Cash dividends paid on common
     shares                          (23,311)   (21,881)   (70,513)   (65,627)
    Cash dividends paid on
     preferred shares                   (766)      (766)    (2,297)    (2,297)
                                   _________  _________  _________  _________

        Net cash provided by
         (used in) financing
         activities                      727    (24,385)  (101,506)  (141,903)
                                   _________  _________  _________  _________

Net increase (decrease) in cash
 and cash equivalents                     (5)      (476)    20,607    (16,226)



Cash and cash equivalents
 at beginning of period               36,752     25,308     16,140     41,058
                                   _________  _________  _________  _________


Cash and cash equivalents
 at end of period                  $  36,747  $  24,832  $  36,747  $  24,832
                                   =========  =========  =========  =========

                                       Twelve Months
                                     Ended September 30,
                                   ____________________

                                      1994       1993
                                   =========  =========
                                   (Dollars in thousands)

Cash flows from operating
 activities:
  Net income                       $ 163,685  $ 156,580
Adjustments to reconcile
net income to net cash:
    Depreciation and amortization    192,799    186,034
    Deferred federal and state
     operating income taxes, net       6,289      1,684
    Deferred investment tax
     credits, net                     (6,567)    (7,413)
    Change in certain assets
     and liabilities* -
      Accounts receivable, net          (817)    (9,096)
      Electric production fuel         4,137     19,492
      Materials and supplies             285      7,635
      Natural gas in storage         (15,453)   (15,746)
      Accounts payable                19,532    (14,107)
      Taxes accrued                  (30,109)    (5,169)
      Fuel adjustment clause          (2,565)    (1,638)
      Gas cost adjustment clause      45,145     (7,185)
      Other accruals                    (782)     9,859
    Other, net                        (5,960)    32,398
                                   _________  _________

        Net cash provided by
         operating activities        369,619    353,328
                                   _________  _________

Cash flows provided by (used in)
 investing activities:
    Utility construction
     expenditures                   (219,996)  (168,207)
    Acquisition and construction
     expenditures related to
     Crossroads Pipeline Company     (25,647)      -
    Purchase of Northern Indiana
     Fuel and Light Company, Inc.,
     net of cash acquired                -      (30,137)
    Return of capital from equity
     investments                       8,000     32,435
    Other, net                       (18,539)   (66,516)
                                   _________  _________

        Net cash used in
         investing activities       (256,182)  (232,425)
                                   _________  _________

Cash flows provided by (used in)
 financing activities:
    Issuance of long-term debt       230,897    501,302
    Issuance of short-term debt    1,013,129  1,582,456
    Issuance of preferred shares        -        43,000
    Net change in commercial paper   168,000    (86,150)
    Retirement of long-term debt    (322,209)  (320,005)
    Retirement of short-term debt (1,031,357)(1,704,367)
    Retirement of preferred stock     (2,580)   (30,335)
    Issuance of common shares          2,816     35,951
    Acquisition of treasury shares   (64,055)   (54,259)
    Cash dividends paid on common
     shares                          (93,100)   (86,317)
    Cash dividends paid on
     preferred shares                 (3,063)    (3,063)
                                   _________  _________
         Net cash provided by
          (used in) financing
          activities                (101,522)  (121,787)
                                   _________  _________

Net increase (decrease) in cash
 and cash equivalents                 11,915       (884)

Cash and cash equivalents
 at beginning of period               24,832     25,716
                                   _________  _________

Cash and cash equivalents
 at end of period                  $  36,747  $  24,832
                                   =========  =========


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

      Kokomo Gas is a public utility operating company incorporated in Indiana in 1917, engaged in supplying natural gas to the public. It operates in the city of Kokomo, Indiana and the surrounding area in six counties having a population of approximately 100,000 and served approximately 30,800 customers at September 30, 1994. The Kokomo Gas service territory is contiguous to Northern Indiana's gas service territory.

      On March 31, 1993, Industries acquired NIFL, a natural gas utility headquartered in Auburn, Indiana, that served approximately 29,200 customers at September 30, 1994, in the northeast corner of the state, contiguous to Northern Indiana's service territory. Industries issued 1,112,862 common shares and $26,311 cash in exchange for all of the common shares of NIFL.

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

      Development is a 95% shareholder in Elm Energy and Recycling (UK) Ltd., which owns and operates a tire-fueled generating plant in Wolverhampton, England, that began operating in late 1993.

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

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions as a percentage of the cost of depreciable utility plant were approximately 4.0%, for the three, nine, and twelve month periods ended September 30, 1994, and 3.9% for the three, nine, and twelve month periods ended September 30, 1993, respectively. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

      Kokomo Gas provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 3.4% for the three, nine and twelve month periods ended September 30, 1994, and 3.2% for the three, nine, and twelve month periods ended September 30, 1993.

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

      ACCOUNTS RECEIVABLE. At September 30, 1994, Northern Indiana had sold $100 million of certain of its accounts receivable under a sales agreement which expires May 31, 1997.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Industries considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:





                    Three Months       Nine Months       Twelve Months
                       Ended              Ended              Ended
                    September 30,      September 30,      September 30,
                __________________  __________________  __________________

                  1994      1993      1994      1993      1994      1993
                ========  ========  ========  ========  ========  ========
                                  (Dollars in thousands)

Income taxes    $ 20,520  $ 24,975  $ 96,596  $ 79,057  $110,694  $ 85,459
Interest, net
 of amounts
 capitalized    $ 13,078  $ 14,437  $ 57,837  $ 60,135  $ 85,299  $ 91,754


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

      NATURAL GAS IN STORAGE. Based on the average cost of gas purchased in September, 1994, and December, 1993, the estimated replacement cost of gas in storage (current and non-current) at September 30, 1994, and December 31, 1993, exceeded the stated LIFO cost by approximately $28 million and $55 million, respectively.

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



                                        September 30,        December 31,
                                            1994                 1993
                                        =============        ============
                                             (Dollars in thousands)

Unamortized reacquisition
 premium on debt (Note 17)              $      55,070        $     48,033
Unamortized R.M. Schahfer Unit 17
 and Unit 18 carrying charges
 and deferred depreciation  (See below)        76,035              79,198
Bailly scrubber carrying charges
 and deferred depreciation (See below)          7,078               4,711
Deferral of SFAS No. 106 expense
 not recovered (Note 9)                        39,537              22,410
FERC Order No. 636
 transition costs (Note 5)                     53,500              23,376
                                        _____________        ____________

                                        $     231,220        $    177,728
                                        =============        ============


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

(3)   PENDING TAX MATTER:  On  August 1, 1991, the Internal Revenue Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS believes that interest paid on the Notes should have been subject to United States tax withholding. The Notes were redeemed in 1985 and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana filed its petition challenging the assessment in the United States Tax Court. The matter was tried on May 31 and June 1, 1994, and briefing was completed September 30, 1994. Northern Indiana estimates that the IRS claim approximates $44 million of principal and interest at September 30, 1994. Northern Indiana's management and general counsel believe Northern Indiana will be successful in establishing that no tax withholding was required for the period.

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

      Northern Indiana records take-or-pay costs as they are billed by the respective pipeline, and in an order dated September 28, 1988, the Commission allowed Northern Indiana to recover these additional gas costs on a volumetric basis from all customers, including transport customers. The Utilities have recovered approximately $190.9 million of take-or-pay costs and interest from their customers through September 30, 1994. As of September 30, 1994, an additional $7.3 million was scheduled to be billed to the Utilities and recovered from customers over a period of one to four years.

      FERC ORDER NO. 636.   On April 8, 1992, the FERC issued Order No. 636
which required interstate pipelines to restructure their services. Under the Order, existing pipeline sales services have "unbundled" such that gas supplies are being sold separately from interstate transportation services. The Utilities' interstate pipeline suppliers have filed new tariffs with the FERC to implement Order No. 636, and the Utilities have contracted for a mix of transportation and storage services which allows them to meet the needs of their customers. Customers, such as the Utilities, are expected to benefit from enhanced access to competitively priced gas supplies as well as from more flexible transportation services. Pipelines are seeking to recover from their customers certain transition costs associated with restructuring under the Order No. 636 regulation. Any such recovery is subject to established review procedures at the FERC. Also, mandated changes in pipeline rate design could increase the cost of firm transportation service on interstate pipelines. All interstate pipelines are now operating under Order No. 636 regulation.

      The Utilities' pipeline suppliers have made certain filings with the FERC to begin collecting their respective transition costs. The Utilities expect that the total transition costs from all suppliers will approximate $96-$107 million. However, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $54 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. On November 2, 1994, the Commission issued an order which approved the recovery of these FERC-allowed transition costs on a volumetric basis from Northern Indiana's sales and transportation customers (which is consistent with what the Commission authorized for the recovery of take-or-pay pipeline gas costs). This order is subject to rehearing or appeal by other parties within 20 days of its issuance. Regulatory assets, in amounts corresponding to the costs recorded, have been recorded to reflect the ultimate recovery of these costs.

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

      The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has commenced a program of investigating its former manufactured gas plant sites in order to determine what, if any, remediation of any potential remaining waste materials may be required. Since this program is in its early stages, it is not possible at this time to estimate what, if any, remedial costs may be incurred.

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

        The components of the net deferred income tax liability at September 30, 1994, and December 31, 1993, are as follows:


                               September 30, 1994        December 31, 1993
                               ==================        =================
                                           (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation and
  other property differences   $          683,873        $         677,493
 AFUDC-equity                              43,105                   44,863
 Adjustment clauses                          -                      16,876
 Take-or-pay gas costs                      1,520                    4,234
 Other regulatory assets                   35,246                   17,364
 Reacquisition premium on debt             19,480                   16,844

Deferred tax assets -
 Deferred investment tax
  credits                                 (47,402)                 (49,174)
 Removal costs                           (101,923)                 (93,279)
 Adjustment clauses                        (6,085)                    -
 FERC Order No. 636 transition
  costs                                    (6,486)                  (7,111)
 Other postretirement benefits            (14,994)                  (8,499)
 Regulatory income tax
  liability                                (7,834)                  (9,582)
 Other, net                               (14,289)                 (22,511)
                               __________________        _________________

                                          584,211                  587,518

Less: Deferred income taxes
 related to current assets
 and liabilities                          (10,283)                  11,447
                               __________________        _________________

Deferred income taxes -
 noncurrent                    $          594,494        $         576,071
                               ==================        =================


      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:


                                  Three Months              Nine Months
                               Ended September 30,       Ended September 30,
                              ____________________     _____________________

                                1994        1993         1994         1993
                              ========    ========     ========     ========
                                          (Dollars in thousands)

Current income taxes -
 Federal                      $ 11,625    $ 16,225     $ 73,784     $ 76,574
 State                           1,939       1,954       11,319       10,903
                              ________    ________     ________     ________

                                13,564      18,179       85,103       87,477
                              ________    ________     ________     ________

Deferred income taxes, net-
  Federal and State-
 Accelerated depreciation and
  other property differences     3,277       3,629        9,832        9,347
 Removal costs                  (2,808)     (2,101)      (8,425)      (7,951)
 Adjustment clauses                458       3,293      (21,003)      (8,624)
 FERC Order No. 636
  transition costs               3,718        -          11,873         -
 Take-or-pay gas costs            (363)     (7,270)      (1,833)      (8,187)
 Reacquisition premium on debt   1,382       3,294        2,451        2,772
 Other                           1,859       2,319         (799)         572
                              ________    ________     ________     ________

                                 7,523       3,164       (7,904)     (12,071)
                              ________    ________     ________     ________

Deferred investment tax
 credits, net                   (1,854)     (1,850)      (4,671)      (5,550)
                               ________    ________     ________     ________

   Total utility operating
   income taxes                 19,233      19,493       72,528       69,856


Income tax applicable to non-
 operating activities and
 income of non-utility
 subsidiaries                   (1,600)     (2,047)      (4,777)      (5,158)
                              ________    ________     ________     ________

   Total income taxes         $ 17,633    $ 17,446     $ 67,751     $ 64,698
                              ========    ========     ========     ========


                                  Twelve Months
                               Ended September 30,
                              ____________________

                                1994        1993
                              ========    ========
                             (Dollars in thousands)

Current income taxes -
 Federal                      $ 86,232    $ 90,595
 State                          13,548      13,658
                              ________    ________

                                99,780     104,253
                              ________    ________

Deferred income taxes, net-
  Federal and State-
 Accelerated depreciation and
  other property differences    13,696      11,107
 Removal costs                  (9,234)    (10,926)
 Adjustment clauses            (14,845)      3,434
 FERC Order No. 636
  transition costs              11,873        -
 Take-or-pay gas costs             555         842
 Reacquisition premium on debt   2,503       2,327
 Other                           1,741      (5,100)
                              ________    ________

                                 6,289       1,684
                              ________    ________

Deferred investment tax
 credits, net                   (6,567)     (7,413)
                              ________    ________


   Total utility operating
    income taxes                99,502      98,524

Income tax applicable to non-
 operating activities and
 income of non-utility
 subsidiaries                   (5,156)     (6,776)
                              ________    ________


   Total income taxes         $ 94,346    $ 91,748
                              ========    ========


      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                  Three Months              Nine Months
                               Ended September 30,       Ended September 30,
                              ____________________     _____________________

                                 1994       1993         1994         1993
                              ========    ========     ========     ========
                                          (Dollars in thousands)

Net Income                    $ 28,535    $ 27,293     $115,054     $107,509
Add-Income taxes                17,633      17,446       67,751       64,698
Dividend requirements on
 preferred stocks of
 subsidiary                      2,520       2,578        7,616        7,768
                              ________    ________     ________     ________

Income before preferred
 dividend requirements of
 subsidiary and income taxes  $ 48,688    $ 47,317     $190,421     $179,975
                              ========    ========     ========     ========

Amount derived by multiplying
 pretax income by statutory
 rate                         $ 17,040    $ 16,561     $ 66,647     $ 62,928

Reconciling items multiplied
 by the statutory rate:
  Book depreciation over
   related tax depreciation        967         962        2,902        2,920
  Amortization of deferred
   investment tax credits       (1,854)     (1,850)      (5,637)      (5,550)
  State income taxes, net of
   federal income tax benefit    1,849       1,363        6,654        5,995
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal
   income tax rate              (1,298)     (1,143)      (3,895)      (3,906)
  Other, net                       929       1,553        1,080        2,311
                              ________    ________     ________     ________

    Total income taxes        $ 17,633    $ 17,446     $ 67,751     $ 64,698
                              ========    ========     ========     ========


                                  Twelve Months
                               Ended September 30,
                              ____________________

                                 1994       1993
                              ========    ========
                             (Dollars in thousands)

Net Income                    $163,685    $156,580
Add-Income taxes                94,346      91,748
 Dividend requirements on
 preferred stocks of
 subsidiary                     10,189       9,993
                              ________    ________

Income before preferred
 dividend requirements of
 subsidiary and income taxes  $268,220    $258,321
                              ========    ========

Amount derived by multiplying
 pretax income by statutory
 rate                         $ 93,940    $ 89,566

Reconciling items multiplied
 by the statutory rate:
  Book depreciation over
   related tax depreciation      3,875       4,026
  Amortization of deferred
   investment tax credits       (7,533)     (7,413)
  State income taxes, net of
   federal income tax benefit    9,227       8,734
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal
   income tax rate              (5,069)     (5,136)
  Other, net                       (94)      1,971
                              ________    ________

    Total income taxes        $ 94,346    $ 91,748
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

      The following items are the components of provisions for pensions for the three and nine month periods ended September 30, 1994:


                                         Three                 Nine
                                         Months               Months
                                       =========            =========
                                           (Dollars in thousands)

Service costs                          $   4,598            $  11,852
Interest costs                            12,020               36,120
Estimated return on plan assets          (13,022)             (36,884)
Amortization of transition obligation      1,347                4,041
Other net amortization and deferral          621                1,863
                                       _________            _________

                                       $   5,564            $  16,992
                                       =========            =========


      Assumptions used in the valuation and determination of 1994 and 1993 pension expenses were as follows:


                                          1994                 1993
                                       =========            =========

Discount rate                             7.50%                7.75%
Rate of increase in compensation
 levels                                   5.50%                5.50%
Expected long-term rate of return
 on assets                                8.25%                8.25%


      The plans' assets are invested primarily in common stocks, bonds and notes.

      Industries recorded provisions for pension costs as follows:


                                       September 30,       September 30,
                                           1994                 1993
                                       =============       =============

                                             (Dollars in thousands)

Three months ended                     $      5,564        $      5,708
Nine months ended                      $     16,992        $     17,080
Twelve months ended                    $     22,820        $     21,950


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

      Effective January 1, 1993, Industries adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which establishes accounting and reporting standards for such postretirement benefits. This standard requires the accrual of the expected cost of such benefits during the employee's years of service. The assumptions and calculations involved in determining the accrual closely parallel pension accounting requirements.

      The following table sets forth the plans' accumulated postretirement benefit obligation as of January 1, 1994, and January 1, 1993.


                                         January 1,           January 1,
                                           1994                 1993
                                       =============       =============
                                            (Dollars in thousands)

Retirees                               $      89,650       $      86,318
Fully eligible active plan
 participants                                 30,501              26,748
Other active plan participants               150,215             118,802
                                       _____________       _____________
Accumulated postretirement benefit
 obligation                                  270,366             231,868
Unrecognized transition obligation          (220,274)           (231,868)
Unrecognized actuarial loss                  (20,737)               -
                                       _____________       _____________
Accrued liability for postretirement
 health care benefit obligation        $      29,355       $        -
                                       =============       =============


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

      Net periodic postretirement benefits costs for the three and nine month periods ended September 30, 1994, include the following components:


                                         Three                Nine
                                         Months              Months
                                       =========            =========
                                           (Dollars in thousands)

Service costs                          $   2,045            $   6,135
Interest costs                             4,962               14,886
Amortization of transition obligation
 over 20 years                             2,882                8,646
                                       _________            _________

                                       $   9,889            $  29,667
                                       =========            =========

      Industries recorded net periodic postretirement benefit costs of $39,009,000 for the twelve months ended September 30, 1994.

      The net periodic postretirement benefit costs were determined assuming a 7.5% discount rate for 1994 and an 8% discount rate for 1993, a 5% rate of compensation increase and a pre-Medicare medical trend rate of 13% declining to a long-term rate of 7%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1994, by approximately $45 million and increase the aggregate of the service and interest cost components of plan costs by approximately $1.2 million and $3.6 million and for the three and nine month periods ended September 30, 1994. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates or plan changes.

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

(10) POSTEMPLOYMENT BENEFITS. In November, 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires Industries to accrue the estimated cost of benefits provided to former or inactive employees after employment but before retirement. Industries adopted SFAS No. 112 effective January 1, 1994, and its adoption did not have a material impact on financial position or results of operations.


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

(12) PREFERRED STOCKS, Redeemable Solely at the Option of the Issuer, Outstanding at September 30, 1994, and December 31, 1993 (see Note 11):

                                                               Redemption
                                                                Price at
                                 September 30,  December 31,   September 30,
                                     1994           1993          1994
                                 =============  ============  =============
                                    (Dollars in thousands)

Northern Indiana Public
 Service Company
 Cumulative preferred
  stock - $100 par value -
  4-1/4% series - 211,266 and
   211,298 shares outstanding,
   respectively                  $     21,127   $     21,130  $      101.20
  4-1/2% series - 79,996
   shares outstanding                   8,000          8,000         100.00
  4.22% series - 106,200
   shares outstanding                  10,620         10,620         101.60
  4.88% series - 100,000
   shares outstanding                  10,000         10,000         102.00
  7.44% series - 41,900
   shares outstanding                   4,190          4,190         101.00
  7.50% series - 34,842
   shares outstanding                   3,484          3,484         101.00
Premium on preferred stock                254            254

 Cumulative preferred stock -
  no par value -
  Adjustable rate (6.00% at
   September 30, 1994),
   Series A (stated value $50
   per share) -
   743,585 and 801,500 shares
   outstanding,respectively            37,179         40,075          50.00
                                 ____________   ____________

                                 $     94,854   $     97,753
                                 ============   ============


      During the period October 1, 1992, to September 30, 1994, there were no issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon 30 days notice at the option of Northern Indiana at the redemption prices shown, except that the redemption price for the Adjustable Rate Preferred will be reduced periodically in the future.

(13) Redeemable PREFERRED STOCKS OUTSTANDING AT SEPTEMBER 30, 1994, AND DECEMBER 31, 1993 (SEE NOTE 11):



                                       September 30,       December 31,
                                           1994                 1993
                                       =============       ============
                                             (Dollars in thousands)

Preferred stocks subject to
 mandatory redemption requirements
 or whose redemption is outside the
 control of issuer:

Northern Indiana Public Service
 Company:
 Cumulative preferred stock -
  $100 par value -
   8.85% series - 100,000 and 112,500
    shares outstanding, respectively,
    excluding sinking fund payments
    due within one year                $      10,000       $      11,250
   7-3/4% series - 61,122
    shares outstanding, excluding
    sinking fund payments due within
    one year                                   6,112               6,112
   8.35% series - 75,000 and 81,000
    shares outstanding, respectively,
    excluding sinking fund payments
    due within one year                        7,500               8,100

 Cumulative preferred stock -
  no par value -
   6.50% series - 430,000 shares
    outstanding                               43,000              43,000
                                       _____________       _____________

                                              66,612              68,462
                                       _____________       _____________

NIPSCO Industries, Inc.:
 Cumulative preferred shares -
  without par value -
   8.75% series (stated value -
    $100 per share), 350,000
    shares outstanding                        35,000              35,000
                                       _____________       _____________

                                       $     101,612       $     103,462
                                       =============       =============


      On October 13, 1992, Northern Indiana issued and sold through an underwritten public offering 430,000 shares of 6.50% Series Cumulative Preferred Stock for $43 million. The shares are subject to mandatory redemption in whole by Northern Indiana on October 14, 2002.

        The redemption prices at September 30, 1994, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana and Industries are as follows:

Series     Redemption Price Per Share      Annual Sinking Fund Provisions
======   ==============================  ==================================

Northern Indiana Public Service Company:
 Cumulative preferred stock -
 $100 par value -


  8.85%    $102.59, reduced periodically  12,500 shares on or before April 1.

  8.35%    $104.43, reduced periodically  3,000 shares on or before July 1;
                                           6,000 shares beginning in 2004;
                                           noncumulative option to double
                                           amount each year.

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


 Cumulative preferred stock - no par value -

  6.50%    $100.00 on October 14, 2002    430,000 shares on October 14, 2002.


NIPSCO Industries, Inc.:
 Cumulative preferred shares - without par value -

  8.75%    $100.00 on January 14, 1996    350,000 shares on January 14, 1996.


      Sinking fund requirements with respect to redeemable preferred stocks outstanding at September 30, 1994, for each of the twelve month periods subsequent to September 30, 1995, are as follows:


Twelve Months Ended September 30:*
==================================

1996                  $ 36,827,700
1997                  $  1,827,700
1998                  $  1,827,700
1999                  $  1,827,700


* Table does not reflect redemptions made after September 30, 1994.

/TABLE

(14) COMMON SHARE DIVIDEND: During the next few years, Industries expects that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At September 30, 1994, Northern Indiana had approximately $139.4 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

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

      COMMON SHARE REPURCHASES. On October 25, 1994, the Board of Directors of Industries has authorized the repurchase of an additional 3.5 million common shares. The total shares authorized to be repurchased are approximately 14.6 million common shares in addition to those required in connection with the acquisitions of Kokomo Gas and NIFL. At September 30, 1994, Industries had purchased 13,629,234 shares at an average price of $22.66 per share of which 1,848,588 shares and 1,112,862 shares were reissued in connection with the Kokomo Gas and NIFL acquisitions, respectively. Approximately 3.9 million additional common shares may be repurchased under the Board's authorization.

(16) LONG-TERM INCENTIVE PLAN: Industries' Long-Term Incentive Plan (the 1988 Plan) for key management employees, which was approved by shareholders on April 13, 1988, provides for the issuance of up to 2,500,000 of Industries' common shares to key employees through 1998. At September 30, 1994, there were 785,000 shares reserved for future awards under the 1988 Plan. The 1988 Plan permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at September 30, 1994.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries stock or a combination thereof. Restricted stock awards are restricted as to transfer and subject to forfeiture for specific periods from the date of grant. Restrictions on the shares awarded during 1990 and 1991 lapse five years from date of grant and vest subject to specific share price appreciation conditions. If a participant's employment is terminated other than by reason of death, disability or retirement, restricted shares are forfeited. There were 150,500 and 157,500 restricted shares outstanding at September 30, 1994, and December 31, 1993, respectively.

      Changes in outstanding shares under option and SARs for three, nine, and twelve month periods ended September 30, 1994, and 1993, are as follows:


                                        Nonqualified Stock Options
                        ______________________________________________________

Three Months Ended                      Option                      Option
September 30,             1994          Price         1993          Price
======================  =========  ===============   =======   ===============

Balance beginning of      832,700  $10.94 - $33.19   706,050   $10.94 - $26.06
 period
   Granted                294,650  $28.75            288,500   $33.19
   Exercised               (9,350) $17.06 - $26.06   (57,850)  $10.94 - $26.06
   Cancelled               (5,750) $28.75 - $33.19      -
                        _________                    _______

Balance end of period   1,112,250  $10.94 - $33.19   936,700   $10.94 - $33.19
                        =========                    =======

Shares exercisable        819,850  $10.94 - $33.19   648,200   $10.94 - $26.06

                                        Nonqualified Stock Options
                        ______________________________________________________

Nine Months Ended                       Option                      Option
September 30,             1994          Price         1993          Price
======================  =========  ===============   =======   ===============

Balance beginning of      890,800  $10.94 - $33.19   869,150   $10.94 - $26.06
 period
   Granted                294,650  $28.75            288,500   $33.19
   Exercised              (49,150) $10.94 - $26.06  (215,250)  $10.94 - $26.06
   Cancelled              (24,050) $28.75 - $33.19    (5,700)  $26.06
                        _________                    _______

Balance end of period   1,112,250  $10.94 - $33.19   936,700   $10.94 - $33.19
                        =========                    =======

Shares exercisable        819,850  $10.94 - $33.19   648,200   $10.94 - $26.06

                                        Nonqualified Stock Options
                        _____________________________________________________
_
Twelve Months Ended                     Option                      Option
September 30,              1994         Price          1993         Price
======================  =========  ===============   =======   ===============

Balance beginning of      936,700  $10.94 - $33.19   902,150   $10.94 - $26.06
 period
   Granted                294,650  $28.75            288,500   $33.19
   Exercised              (95,050) $10.94 - $26.06  (248,250)  $10.94 - $26.06
   Cancelled              (24,050) $28.75 - $33.19    (5,700)  $26.06
                        _________                    _______

Balance end of period   1,112,250  $10.94 - $33.19   936,700   $10.94 - $33.19
                         ========                    =======

Shares exercisable        819,850  $10.94 - $33.19   648,200   $10.94 - $26.06

                                       Nonqualified Stock Options
                                               With SARs
                         _____________________________________________________

Three Months Ended
September 30,              1994      Option Price      1993      Option Price
======================   =========================   =========================

Balance beginning of        9,900         $10.94        9,900        $10.94
 period
   Granted                  -                            -
   Exercised                -                            -
   Cancelled                -                            -
                         ________                    ________

Balance end of period       9,900         $10.94        9,900        $10.94
                         ========                    ========

Shares exercisable          9,900         $10.94        9,900        $10.94

                                       Nonqualified Stock Options
                                               With SARs
                         _____________________________________________________

Nine Months Ended
September 30,             1994       Option Price     1993       Option Price
======================   =========================   =========================

Balance beginning of        9,900         $10.94       11,500        $10.94
 period
   Granted                  -                            -
   Exercised                -                            -
   Cancelled                -                          (1,600)
                         ________                   _________

Balance end of period       9,900         $10.94        9,900        $10.94
                         ========                   =========

Shares exercisable          9,900         $10.94        9,900        $10.94

                                       Nonqualified Stock Options
                                               With SARs
                         _____________________________________________________

Twelve Months Ended
September 30,             1994       Option Price     1993       Option Price
======================   =========================   =========================

Balance beginning of        9,900         $10.94       11,500        $10.94
 period
   Granted                  -                            -
   Exercised                -                            -
   Cancelled                -                          (1,600)
                         ________                    ________

Balance end of period       9,900         $10.94        9,900        $10.94
                         ========                    ========
Shares exercisable          9,900         $10.94        9,900        $10.94



     Industries' 1994 Long-Term Incentive Plan (1994 Plan) was adopted by the shareholders on April 13, 1994. It is similar to the 1988 Plan and provides an additional 2.5 million common shares available for issuance to key employees through 2004. No shares have been issued under the 1994 Plan.

     The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 100,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options in the future. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of September 30, 1994, 24,750 shares were issued under the Plan.

(17) LONG TERM DEBT: At September 30, 1994, and December 31, 1993, Industries' long-term debt, excluding amounts due within one year, issued and not retired or cancelled was as follows:


                                                      Amount  Outstanding
                                                ______________________________

                                                September 30,     December 31,
                                                    1994             1993
                                                =============    =============

                                                     (Dollars in thousands)

Northern Indiana Public Service Company
First mortgage bonds -
  Series N, 4-5/8%, due May 15, 1995            $        -       $     22,436
  Series O, 6-3/8%, due September 1, 1997              27,300          27,507
  Series P, 6-7/8%, due October 1, 1998                14,509          15,671
  Series S, 8-1/8%, due May 1, 2001                      -             41,000
  Series T, 7-1/2%, due April 1, 2002                  40,643          40,643
  Series U, 8-1/8%, due July 15, 2003                  55,739          55,739
  Series Y, 8-3/8%, due October 15, 2006                 -             50,575
  Series Z, 8-1/8%, due August 15, 2007                43,069          43,069
  Series AA,8-1/2%, due November 1, 2007                 -             33,407
  Series LL,7-1/2%, due October 15, 2014                 -             41,000
  Series MM,7-1/2%, due October 15, 2004                 -             10,000
  Series NN,7.10%,  due July 1, 2017                   55,000          55,000
                                                _____________    ____________

      Total                                           236,260         436,047
                                                _____________    ____________

Pollution control notes and bonds -
  Series A note -
    City of Michigan City, 5.70% due October 1,
     2003                                              21,500          21,500
  Series 1978 note -
    County of Jasper, 6.70% due November 1, 2008         -             18,000
  Series 1988 bonds - Jasper County -
    Series  A, B and C
      3.17% weighted average at September 30, 1994,
       due November 1, 2016                           130,000         130,000
  Series 1988 bonds - Jasper County -
    Series D
      3.22% weighted average at September 30, 1994,
       due November 1, 2007                            24,000          24,000
  Series 1994 Bonds - Jasper County -
    Series A -
      3.60% weighted average at September 30, 1994,
       due August 1, 2010                              10,000            -
   Series 1994 Bonds - Jasper County -
    Series B -
      3.60% weighted average at September 30, 1994,
       due June 1, 2013                                18,000            -
  Series 1994 Bonds - Jasper County -
    Series C -
      3.60% weighted average at September 30, 1994,
       due April 1, 2019                               41,000            -
                                                _____________   ____________

       Total                                          244,500        193,500
                                                _____________   ____________
Medium-term notes -
  Issued at interest rates between 4.94% and
   7.64% with a weighted average interest
   rate of 6.47% and various maturities between
   July 25, 1996 and January 19, 2024                 594,750        454,200
                                                _____________    ___________

Unamortized premium and discount on long-term
 debt, net                                             (3,869)        (4,663)
                                                _____________    ___________

      Total long-term debt of Northern Indiana
       Public Service Company                       1,071,641      1,079,084
                                                _____________    ___________

NIPSCO Capital Markets, Inc.
  Medium-term note - 9.95% - due June 10, 1996          7,500          7,500
  Unamortized discount                                    (11)           (16)
  Zero coupon notes - 7.57%, $72,500 at maturity,
   due December 1, 1997                                57,302         54,191
                                                _____________    ___________

      Total  long-term debt of NIPSCO Capital
       Markets, Inc.                                   64,791         61,675
                                                _____________    ___________

NIPSCO Development Company, Inc.
  Lake Erie Land Company - Notes Payable -
    Interest rates between 7.75% and 8.75% with
      a weighted average interest rate of 8.17%
      and various maturities between July 5,
      1996 and June 30, 1998                            3,168          3,256
  Elm Energy and Recycling (UK), Ltd.
    Term Loan Facility - 6.79% - due December 31,
      2004                                             41,878         41,577
  Metals Technology Corporation - Notes Payable -
    Mortgage note, 8.25% - due September 25, 2005         108            108
  NDC Douglas Properties, Inc.
    Notes Payable -
      Interest rates of 6.72% and 7.58% with a
        weighted average interest rate of 7.16%
        and maturities through January 1, 2004          5,578           -
                                                _____________    ___________

     Total long-term debt of NIPSCO Development
      Company, Inc.                                    50,732         44,941
                                                _____________    ___________

Northern Indiana Fuel and Light Company, Inc.
  Sinking Fund Debentures -
    Series G, 9.50%, - due August 1, 2001                -             3,000
    Series H, 10.80%, - due August 1, 2008               -             3,800
                                                _____________    ___________

     Total long-term debt of Northern Indiana
      Fuel and Light Company, Inc.                       -             6,800
                                                _____________    ___________

     Total long-term debt, excluding amounts
      due in one year                           $   1,187,164    $ 1,192,500
                                                =============    ===========

     The sinking fund requirements of long-term debt outstanding at September 30, 1994, (including the maturity of Northern Indiana's first mortgage bonds:
Series O, 6-3/8%, due September 1, 1997; Series P, 6-7/8%, due October 1, 1998; Northern Indiana's medium-term notes due from April 6, 1998 to April 13, 1998; NIPSCO Capital Markets' medium-term note due June 10, 1996, and Zero Coupon Notes due December 1, 1997; and Lake Erie Land Company's notes payable due July 5, 1996 to June 30, 1998), for each of the twelve month periods subsequent to September 30, 1995, are as follows:


Twelve Months Ended September 30,
==========================================

1996                       $  93,054,657
1997                       $  76,563,816
1998                       $ 115,358,345
1999                       $  21,946,793


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

     On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April, 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. As of July 31, 1994, $120.0 million of the Medium-Term Notes, Series D, have been issued to complete the permanent refinancing of those first mortgage bonds.

     On August 25, 1994, Jasper County, Indiana issued Pollution Control Refunding Revenue Bonds, Series 1994 (Northern Indiana Public Service Company Project) (the "Series 1994 bonds"), including $10 million of Series 1994A Bonds, due August 1, 2010; $18 million of Series 1994B Bonds; due June 1, 2013; and $41 million of Series 1994C Bonds, due April 1, 2019. The proceeds of these issuances were loaned to Northern Indiana under similar terms. The initial interest rate on Series 1994 Bonds was 3.10%, which resets daily. The proceeds of the Series 1994A and Series 1994C issues were placed in an escrow account for the purpose of retiring on October 15, 1994, $10 million of Series MM First Mortgage Bonds, 7-1/2%, due October 15, 2004 and $41 million of Series LL First Mortgage Bonds, 7-1/2%, due October 15, 2014. The proceeds of the Series 1994B Bonds were used to retire the $18 million Series 1978 Note, 6.70%, on August 25, 1994. Accordingly, the accompanying financial statements reflect these first mortgage bonds and notes as being retired. The Series 1994 Bonds are secured by Letters of Credit from Union Bank of Switzerland.

     The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $303.7 million at September 30, 1994.

(18) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates September 21, 1996, unless extended by its terms. As of September 30, 1994, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1995. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1994, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

     Northern Indiana also has $238.5 million of money market lines of credit. As of September 30, 1994, $82.1 million of borrowings were outstanding under these lines of credit.

     Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1994, there were no borrowings outstanding under this facility.

     On April 5, 1993, Northern Indiana executed a 364-day, $50 million private placement loan. The loan was repaid April 4, 1994.

     Northern Indiana uses commercial paper to fund short-term working capital requirements. As of September 30, 1994, Northern Indiana had $128.2 million in commercial paper outstanding, having a weighted average interest rate of 4.94%.

     Capital Markets has a $150 million revolving Credit Agreement which will terminate October 21, 1995, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the back-up instrument for a commercial paper program. As of September 30, 1994, there were no borrowings outstanding under this agreement.

     Capital Markets also has $50 million of money market lines of credit. As of September 30, 1994, there were no borrowings outstanding under these lines of credit.

     As of September 30, 1994, Capital Markets had $54.5 million in commercial paper outstanding, having a weighted average interest rate of 5.06%.

     NIFL has an unsecured revolving credit agreement with a bank for $2 million. Borrowings bear interest at the bank's prevailing prime rate. As of September 30, 1994, there were no borrowings under this agreement.

(19) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a 20-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.0 million.

     The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 1994:


Twelve Months Ended September 30,
========================================================
                                 (Dollars in thousands)

1995                                   $  5,246
1996                                      3,019
1997                                      2,733
1998                                      2,208
1999                                      1,758
Later years                              23,730
                                       ________

Total minimum payments required        $ 38,694
                                       ========


     The consolidated financial statements include rental expense for all operating leases as follows:

                             September 30,     September 30,
                                 1994              1993
                             =============     =============
                                  (Dollars in thousands)

Three months ended           $     2,058       $     1,890
Nine months ended            $     6,282       $     5,370
Twelve months ended          $     8,163       $     6,238


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

     Harbor Coal Company (Harbor Coal), a wholly-owned subsidiary of Development, has invested in a partnership to finance, construct, own and operate a $65 million pulverized coal injection facility which began commercial operation in August, 1993. The facility receives raw coal, pulverizes it and delivers it to Inland Steel Company for use in the operation of their blast furnaces. Harbor Coal is a 50% partner in the project with an Inland Steel affiliate. Industries has guaranteed the payment and performance of the partnership's obligations under a sale and leaseback of a 50% undivided interest in the facility.

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

      The carrying values and estimated fair values of Industries' financial instruments are as follows:

                                 September 30, 1994       December 31, 1993
                               ______________________   _____________________

                                Carrying    Estimated    Carrying   Estimated
                                 Amount    Fair Value     Amount   Fair Value
                               ==========  ==========   =========  ==========
                                           (Dollars in thousands)

Cash and cash equivalents      $   36,747  $   36,747   $  16,140  $   16,140
Investments at cost                 9,456       9,894       6,189       6,474
Long-term debt (including
 current portion)               1,213,235   1,098,896   1,263,029   1,267,728
Preferred stock                   198,294     137,061     203,043     185,368


    The majority of the long-term debt relates to utility operations.
The Utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(22) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 2% of gas revenue (including transportation services) and 25% of electric revenue for the twelve months ended September 30, 1994, as compared to 3% and 23%, respectively, for the twelve months ended September 30, 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

REVENUES -

     Total operating revenues for the twelve months ended September 30, 1994, increased $37.5 million as compared to the twelve months ended September 30, 1993. Gas revenues increased $10.0 million and electric revenues increased $27.5 million.

     The increase in gas revenues was largely attributable to increased sales to residential and commercial customers due to colder weather, inclusion of NIFL for the entire twelve month period, increased deliveries of gas transported to others partially offset by decreased purchase gas cost per dekatherm (dth). Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over the Utilities' systems. The Utilities had approximately 682,200 gas customers at September 30, 1994.

     The increase in electric revenues for the twelve months ended September 30, 1994, was mainly due to increased sales to industrial customers and higher fuel cost per kilowatt-hour (kwh), and was partially offset by decreased sales to wholesale customers. At September 30, 1994, Northern Indiana had approximately 399,300 electric customers.

     Total operating revenue for the nine months ended September 30, 1994, increased $35.2 million as compared to the nine months ended September 30, 1993. Gas revenues increased $9.7 million and electric revenues increased $25.5 million as compared to the same period in 1993. The increase in gas revenues was mainly due to increased sales to residential and commercial customers due to colder weather and the inclusion of Crossroads this year and was partially offset by reduced gas costs per dth. The increase in electric revenue for the nine months ended September 30, 1994, was mainly due to higher sales to commercial customers, increased industrial demands and higher fuel costs per kwh, which were partially offset by decreased sales to wholesale customers.

     Total operating revenue for the three months ended September 30, 1994, decreased $7.9 million as compared to the three months ended September 30, 1993. Gas revenues decreased $5.8 million and electric revenues decreased $2.1 million as compared to the same period in 1993. The decrease in gas revenues was mainly due to decreased gas costs per dth. The decrease in electric revenue for the three months ended September 30, 1994, was mainly due to decreased sales to residential and commercial customers as a result of milder weather and decreased sales to wholesale customers partially offset by increased sales to industrial customers.

     The basic steel industry accounted for 37% of natural gas delivered (including volumes transported) and 40% of electric sales during the twelve months ended September 30, 1994.

     The components of the variations in gas and electric revenues are shown in the following tables:


                              Variations from Prior Periods
                         ___________________________________________

                                   September 30, 1994
                                       Compared to
                                   September 30, 1993
                         Three Months    Nine Months   Twelve Months
                         ============    ===========   =============
                                 (Dollars in thousands)

Gas Revenue -
 Pass through of net
  changes in purchased
  gas costs, gas storage
  and storage
  transportation costs   $     (4,349)   $   (13,027)  $     (22,962)
 Take-or-pay costs                (41)         1,669           2,736
 Changes in sales levels       (1,955)        19,465          19,504
 Gas transport levels             506          1,604           2,336
 NIFL acquisition                -              -              8,422
                         ____________    ___________   _____________

Gas Revenue Change       $     (5,839)   $     9,711   $      10,036
                         ____________    ___________   _____________


Electric Revenue  -
 Pass through of net
  changes in fuel costs  $        568    $     6,186   $       3,991
 Changes in sales levels       (2,669)        19,281          23,467
                         ____________    ___________   _____________


Electric Revenue Change  $     (2,101)   $    25,467   $      27,458
                         ____________    ___________   _____________


Total Revenue Change     $     (7,940)   $    35,178   $      37,494
                         ============    ===========   =============


     See Note 5 to the consolidated financial statements (Rate Matters), regarding gas take-or-pay costs.


GAS COSTS -

     The Utilities' gas costs decreased $4.0 million for the twelve month period ended September 30, 1994, due to decreased gas costs per dth partially offset by the inclusion of purchased gas costs related to NIFL and increased purchases. The average cost for the Utilities purchased gas for the three, nine, and twelve month periods ended September 30, 1994, after adjustment for take-or-pay charges billed to transport customers, was $2.93, $3.01 and $3.03 per dth as compared to $3.42, $3.30 and $3.37 per dth for the same periods in 1993.

FUEL AND PURCHASED POWER -

     The cost of fuel for electric generation decreased for the three month period ended September 30, 1994, compared to 1993 periods, mainly as the result of decreased production.

     Power purchased increased $3.8, $15.0 and $17.4 million for the three, nine, and twelve month periods ended September 30, 1994, respectively. Power purchased increased mainly due to purchases required to replace R. M. Schahfer Generating Station Unit 15 generation from February 1 to July 5, 1994, while this unit was down on an extended outage as part of the Powder River Basin coal conversion project.

OPERATING MARGINS -

     Operating margins increased $24.5 million for the twelve months ended September 30, 1994, over the same period a year ago. The operating margin from gas deliveries increased $14.1 million, due to the inclusion of NIFL for the entire twelve month period, increased sales to residential and commercial customers due to the colder weather and increased deliveries of gas transported to others. The operating margins from electric sales increased $10.4 million, due to increased sales to industrial customers, partially offset by decreased sales to wholesale customers.

     Operating margins increased $18.2 million for the nine months ended September 30, 1994, over the same period a year ago. The operating margins from gas increased $9.4 million reflecting increased sales to residential and commercial customers due to colder weather during the first quarter of 1994. Operating margins on electric sales increased $8.8 million reflecting increased sales to commercial and industrial customers partially offset by decreased sales to wholesale customers.

     Operating margins decreased $1.5 million for the three months ended September 30, 1994, over the same period a year ago. Gas operating margin remained relatively unchanged. Operating margins on electric sales decreased $1.6 million reflecting decreased sales to residential and commercial customers as a result of milder weather and decreased sales to wholesale customers partially offset by increased sales to industrial customers.

OPERATING EXPENSES AND TAXES -

     Operation expenses decreased $4.0 and increased $3.7 and $8.3 million for the three, nine, and twelve month periods ended September 30, 1994, respectively. Operation expense increased for the twelve month period mainly due to increased operating costs of pollution control facilities, NIFL operating expenses for the entire twelve month period, and operating expenses in connection with Crossroads beginning in January, 1994.

     Maintenance expenses increased $5.5 million for the twelve month period ended September 30, 1994, mainly as a result of a higher level of overall maintenance activity at the electric production facilities.

     Depreciation and amortization expense increased for the three, nine, and twelve month periods ended September 30, 1994, as a result of net plant additions.

     Utility income taxes increased for the nine and twelve month periods ended September 30, 1994, as a result of increased pre-tax income and the increased Federal income tax rate which was enacted into law in August, 1993.

     The operating results of all non-utility subsidiaries are included in "Other, net" under the caption, "Other Income (Deductions)" in the Consolidated Statement of Income (except for Exploration's net results of operations, which are reported as a component of gas purchased for resale, since Exploration is subject to Commission rate treatment.) Interest on long-term debt, other interest and amortization of debt discount and expense are reflected as components of "Interest and Other Charges."

     Interest charges (net) decreased for the nine and twelve month periods ended September 30, 1994, reflecting Northern Indiana's reduced interest rates on long-term debt outstanding and favorable interest rates on short-term borrowings.

     See Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Carrying Charges and Deferred Depreciation and Allowance for Funds Used During Construction. Also, see Notes 5, 7, 9 and 10 for a discussion of FERC Order No. 636, Income Taxes, Postretirement Benefits and Postemployment Benefits, respectively.

NET INCOME -

     Industries' net income for the twelve month period ended September
30, 1994, was $163.7 million compared to $156.6 million for the twelve month period ended September 30, 1993.

     Net income for the nine months ended September 30, 1994, was $115.1 million compared to $107.5 million for the nine months ended September 30, 1993.

     Net income for the three months ended September 30, 1994, was $28.5 million compared to $27.3 million for the three months ended September 30, 1993.

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

     The Utilities have ongoing programs to remain aware of laws and regulations involved with hazardous waste. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has commenced a program of investigating its former manufactured gas plant sites in order to determine what, if any, remediation of any potential remaining waste materials may be required. Since this program is in its early stages, it is not possible at this time to estimate what, if any, remedial costs may be incurred.

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

     On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and
April, 1994.   On May 23, 1994, Northern Indiana exercised its option to
redeem all the outstanding First Mortgage Bonds, Series S, Y and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. As of July 31, 1994, $120.0 million of the Medium-Term Notes, Series D, had been issued to complete the permanent refinancing of those first mortgage bonds.

      On August 25, 1994, Jasper County, Indiana issued Pollution Control Refunding Revenue Bonds, Series 1994 (Northern Indiana Public Service Company Project) (the "Series 1994 bonds"), including $10 million of Series 1994A Bonds, due August 1, 2010; $18 million of Series 1994B Bonds; due June 1, 2013; and $41 million of Series 1994C Bonds, due April 1, 2019. The proceeds of these issuances were loaned to Northern Indiana under similar terms. The initial interest rate on Series 1994 Bonds was 3.10%, which resets daily. The proceeds of the Series 1994A and Series 1994C issues were placed in an escrow account for the purpose of retiring on October 15, 1994, $10 million of Series MM First Mortgage Bonds, 7-1/2%, due October 15, 2004 and $41 million of Series LL First Mortgage Bonds, 7-1/2%, due October 15, 2014. The proceeds of the Series 1994B Bonds were used to retire the $18 million Series 1978 Note, 6.70%, on August 25, 1994. Accordingly, the accompanying financial statements reflect these first mortgage bonds and notes as being retired. The Series 1994 Bonds are secured by Letters of Credit from Union Bank of Switzerland.

     Capital Markets has a $150 million revolving Credit Agreement which will terminate October 21, 1995, unless extended by its terms. This facility provides short-term financing flexibility at the holding company level and also serves as the back-up instrument for a commercial paper program. As of September 30, 1994, there were no borrowings outstanding under this agreement.

     Capital Markets also has $50 million of money market lines of credit. As of September 30, 1994, there were no borrowings outstanding under these lines of credit.

     As of September 30, 1994, Capital Markets had $54.5 million in commercial paper outstanding, having a weighted average interest rate of 5.06%.

     The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $303.7 million at September 30, 1994.

     NIFL has an unsecured revolving credit agreement with a bank for $2 million. Borrowings bear interest at the bank's prevailing prime rate. As of September 30, 1994, there were no borrowings under this agreement.

     Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of September 30, 1994, Northern Indiana had $128.2 million in commercial paper outstanding, having a weighted average interest rate of 4.94%.

     Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates September 21, 1996, unless extended by its terms. As of September 30, 1994, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1995. As of September 30, 1994, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

     Northern Indiana also has $238.5 million of money market lines of credit. As of September 30, 1994, $82.1 million of borrowings were outstanding under these lines of credit.

     Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1994, there were no borrowings outstanding under this facility.

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

COMPETITION

     The Energy Policy Act of 1992 (Energy Act) allows FERC to order electric utilities to grant access to transmission systems by third party power producers. The Energy Act specifically prohibits federally mandated wheeling of power for retail customers. That authority lies with the individual states several of which are considering opening the transmission network to retail customers. The Energy Act will stimulate greater competition in the wholesale electric markets. This competition will create opportunities to compete for new customers and revenues, as well as increase the risk of the loss of customers. Although wholesale customers represent a relatively small portion of Northern Indiana's sales (6% for 1993), Northern Indiana will continue its efforts to retain and add customers by offering competitive rates.
Competitive forces have also begun to influence retail pricing in the industry. In some instances, industrial customers, threatening to pursue cogeneration, self-generation, retail wheeling or relocation to other service territories, have obtained price concessions from utilities.

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

     FERC Order No. 636 effective in late 1993 shifted primary responsibility for gas acquisition, transportation and peak days' supply from pipelines to local gas distribution companies, such as the Utilities. Although pipelines continue to transport gas, they no longer provide sale service. The Utilities believe they have taken appropriate steps to insure the continued acquisition of adequate gas supplies at reasonable prices.

     The mix of gas revenues from retail sales, interruptible retail sales, firm transportation service and interruptible transportation services has changed significantly over the past several years. The deregulation of the gas industry, since the mid-1980's, allows large industrial and commercial customers to purchase their gas supplies directly from producers and use the Utilities' facilities to transport the gas. Transportation customers pay the Utilities only for transporting their gas from the pipeline to the customers' premises.

     To date, the Utilities' system has not been materially affected by competition, and management does not foresee substantial adverse effect in the near future, unless the current regulatory structure is substantially altered. Northern Indiana believes the steps it is taking to deal with increased competition will have significant, positive effects in the next few years.

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

       Information regarding various matters involving federal and state environmental laws and regulations and a pending tax matter is included in Notes 6 and 3, respectively, of Industries' financial statements under Part I,
Item 1 of this Report on Form 10-Q.

Item 2.  Changes in Securities.

        None

Item 3.  Defaults upon Senior Securities.

        None

Item 4.  Submission of Matters to a Vote of Security Holders.

        None

Item 5.  Other Information.

        None

Item 6.  Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

                Exhibit 23-Consent of Arthur Andersen LLP

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



Date November 10, 1994