Form 10-K
NIPSCO INDUSTRIES INC
filed 1995-03-29
CIK 823392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


                                                         46320
           5265 HOHMAN AVENUE                          (ZIP CODE)
            HAMMOND, INDIANA
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 219-853-5200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
          -------------------                    ---------------------
             COMMON SHARES                   NEW YORK, CHICAGO AND PACIFIC
    PREFERRED SHARE PURCHASE RIGHTS          NEW YORK, CHICAGO AND PACIFIC

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

  AS OF FEBRUARY 28, 1995 64,187,689 COMMON SHARES (NOT INCLUDING 9,704,420 SHARES HELD IN TREASURY), WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE FEBRUARY 28, 1995 CLOSING PRICE OF $31 5/8 ON THE NEW YORK STOCK EXCHANGE) HELD BY NONAFFILIATES WAS APPROXIMATELY
$2,014,111,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  1994 NIPSCO INDUSTRIES, INC. ANNUAL REPORT TO SHAREHOLDERS--PARTS I, II AND
IV.

  NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED MARCH 10, 1995 FOR ANNUAL MEETING TO BE HELD APRIL 12, 1995--PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1. BUSINESS

  NIPSCO INDUSTRIES, INC. AND ITS SUBSIDIARIES. NIPSCO Industries, Inc. (Industries) is an Indiana corporation, incorporated on September 22, 1987, which serves as the holding company for a number of subsidiaries, including three public utility operating companies: Northern Indiana Public Service Company (Northern Indiana), Kokomo Gas and Fuel Company (Kokomo Gas) and Northern Indiana Fuel and Light Company, Inc. (NIFL).

  Industries' major non-utility subsidiaries include NIPSCO Development Company, Inc. (Development), NIPSCO Energy Services, Inc. (Services), and NIPSCO Capital Markets, Inc. (Capital Markets).

  Northern Indiana, Industries' largest and dominant subsidiary, is a public utility operating company, incorporated in Indiana on August 2, 1912, engaged in supplying natural gas and electric energy to the public. It operates in 30 counties in the northern part of Indiana, serving an area of about 12,000 square miles with a population of approximately 2,188,000. At December 31, 1994, Northern Indiana served approximately 631,800 customers with gas and approximately 400,500 with electricity.

  Kokomo Gas is a public utility operating company incorporated in Indiana in 1917, engaged in supplying natural gas to the public. It operates in the city of Kokomo, Indiana and the surrounding area in 6 counties having a population of approximately 100,000, and served approximately 31,500 customers at December 31, 1994. The Kokomo Gas service territory is contiguous to Northern Indiana's gas service territory.

  NIFL is a public utility operating company incorporated in Indiana in 1906, engaged in supplying natural gas to the public. Headquartered in Auburn, Indiana, it operates in 5 counties in the northeast corner of the state having a population of approximately 66,700, and served approximately 29,800 customers at December 31, 1994. The NIFL service territory is contiguous to Northern Indiana's gas service territory.

  Development makes various investments, including real estate. Development is a 95% shareholder in Elm Energy and Recycling (UK) Ltd. (Elm Energy), which owns and operates a tire-fueled electric generating plant in Wolverhampton, England, that began operating in late 1993. Services coordinates the energy-related diversification ventures of Industries and has four wholly-owned subsidiaries: NIPSCO Fuel Company, Inc. (Fuel) which makes investments in gas and oil exploration and development ventures; NIPSCO Energy Trading Corp. (NETCO) which is engaged in gas and other energy brokering businesses; NI-TEX, Inc. (NI-TEX) which is an intrastate natural gas transmission and supply company and Crossroads Pipeline Company (Crossroads), a natural gas transmission company. Capital Markets handles financing for ventures of Industries other than Northern Indiana.

  The majority of the "Business" discussion of this report relates to Northern Indiana, Kokomo Gas, NIFL and Crossroads (Utilities). See "Segments of Business" in the Notes to Consolidated Financial Statements and "Selected Supplemental Information--Gas Statistics and Electric Statistics" in the 1994 Annual Report to Shareholders, which note and information are incorporated by reference (see Exhibit 13), regarding financial information about industry segments and classes of customers served.

BUSINESS OF NORTHERN INDIANA, KOKOMO GAS AND NIFL.

  ELECTRIC OPERATIONS. Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kilowatts (kw), two hydroelectric generating plants with net capabilities of 10,000 kw, and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. During the year ended December 31, 1994, Northern Indiana generated 89.5% and purchased 10.5% of its electric requirements.

  Northern Indiana's 1994 electric control area peak of 2,863,700 kw, which includes Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency (IMPA) for which Northern Indiana controls interchange operations, was set on June 16, 1994. Northern Indiana's all-time control area peak of 2,953,600 kw was set on August 27, 1993. Northern Indiana's 1994 internal peak load, which excludes WVPA and IMPA, was 2,652,700 kw set on June 16, 1994. Northern Indiana's all-time internal peak load of 2,736,100 kw was set on August 27, 1993.

  Northern Indiana's electric system is interconnected with that of Indiana Michigan Power Company, Commonwealth Edison Company, PSI Energy, Inc., Consumers Power Company, WVPA, IMPA, and Central Illinois Public Service Company. Electric energy is purchased from, sold to, or exchanged with these and other utilities.

  Northern Indiana provides WVPA with transmission and distribution service, operating reserve requirements and capacity deficiency service, and provides IMPA with transmission service, operating reserve requirements and capacity deficiency service, in Northern Indiana's control area. Northern Indiana also engages in sales and services under the interconnection agreements with WVPA and IMPA.

  WVPA provides service to twelve Rural Electric Membership Corporations (REMC's) located in Northern Indiana's control area. IMPA provides service to the municipal electric system of the city of Rensselaer located in Northern Indiana's control area.

  Northern Indiana and WVPA have executed a supplemental agreement for unit peaking capacity and energy. Pursuant to this agreement, which runs from January 1, 1992, through December, 2001, WVPA purchases 90,000 kw of capacity per month.

  Northern Indiana has full requirements agreements with each of its eight municipal wholesale customers. These full requirements contracts became effective October 1, 1987 and extend through January 31, 1998.

  Northern Indiana is a member of the East Central Area Reliability Coordination Agreement (ECAR). ECAR is one of nine regional electric reliability councils established to coordinate planning and operations of member companies regionally and nationally.

  FUEL SUPPLY. The generating units of Northern Indiana are located at Bailly, Mitchell, Michigan City and Schahfer Generating Stations. Northern Indiana's thirteen steam generating units have a net capability of 3,179,000 kw. Coal is the primary source of fuel for all units, except for three, which utilize natural gas. In addition, Northern Indiana's four combustion turbine generating units with a net capability of 203,000 kw are fired by gas. Fuel requirements for Northern Indiana's generation for 1994 were supplied as follows:

      Coal................................................................ 95.6%
      Natural Gas.........................................................  4.4%

  In 1994, Northern Indiana used approximately 7.1 million tons of coal at its generating stations. Northern Indiana has established a normal level of coal stock which provides adequate fuel supply during the year under all conditions.

  Annual coal requirements for Northern Indiana's electric generating units through 1999 are estimated to range from 8.2 million tons to 8.5 million tons, depending from year to year upon anticipated sales levels, scheduled maintenance and other variables. These requirements are being or will be met in part under long-term contracts as follows:

        MILLION
       TONS/YEAR                    SULFUR CONTENT                                 EXPIRATION
       ---------                    --------------                                 ----------
        1.0                              High                                         1998
      Up to 1.0(a)                       High                                         1998
        1.3(b)                           Low                                          2001
        1.5(c)                           Low                                          1998
        1.0(c)                           Low                                          1997
        1.0(c)                           Low                                          1997

--------
(a) Contract calls for requirements up to 1.0 million tons/contract year.
(b) 1.5 million tons in 1996.
(c) Plus or minus 10%/contract year.

  The average cost of coal consumed in 1994 was $32.04 per ton or 16.85 mills per kilowatt-hour (kwh) generated as compared to $32.90 per ton or 16.65 mills per kwh generated in 1993. Northern Indiana's forecasts indicate that its coal costs will remain at the current level or be slightly lower over the next two years.

  COAL RESERVES. Included in the previous table of coal contracts is a coal mining contract with Cyprus Shoshone Coal Corporation (Cyprus) under which Cyprus is mining Northern Indiana's coal reserves in the Cyprus mine through the year 2001. The costs of the reserves are being recovered through the rate making process as the coal is burned to produce electricity.

  FUEL ADJUSTMENT CLAUSE. See "Fuel Adjustment Clause" in the Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

  GAS OPERATIONS. Northern Indiana supplies natural gas of about 1,000 Btu per cubic foot. In a 24-hour period ended January 19, 1994, Northern Indiana's 1994 maximum day sendout was 1,784,972 dekatherms (dth). The maximum day's sendout of gas to date in 1995, is 1,545,616 dth during the 24-hour period ended at noon, January 5, 1995.

  In 1994, all of the gas supplied by Northern Indiana was transported by Natural Gas Pipeline Company of America (Natural), Midwestern Gas Transmission Company (Midwestern), Panhandle Eastern Pipe Line Company (Panhandle), Trunkline Gas Company (Trunkline), and ANR Pipeline Company (ANR). Approximately 20% of Northern Indiana's 1994 gas supply was purchased on the spot market, generally on 30-day agreements.

  The average price per dth (including take-or-pay charges and transition costs) in 1994 decreased to $2.99 from $3.25 in 1993, and the average cost of purchased gas, after adjustment for take-or-pay charges and transition costs for transport customers, was $2.90 per dth as compared to $3.21 per dth in 1993.

  The transportation and storage rates of Natural, Midwestern, Panhandle, Trunkline and ANR to Northern Indiana are subject to change in accordance with rate proceedings filed with the Federal Energy Regulatory Commission (FERC).

  Agreements have been negotiated with natural gas suppliers to replace former pipeline supplier contracts pursuant to the requirements of FERC Order No. 636 (See "Rate Matters--FERC Order No. 636" in the Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13)). Northern Indiana also has firm transportation agreements with the pipelines, which allow Northern Indiana to move third party gas through the pipelines' transmission systems. Northern Indiana also has producer agreements which allow for the purchase of gas either from gas marketers or producers.

  Northern Indiana has a curtailment plan approved by the Indiana Utility Regulatory Commission (Commission). Effective on August 11, 1981, the plan allows unrestricted gas sales by Northern Indiana. In 1994, Northern Indiana added 9,253 new gas customers. There were no firm sales curtailments in 1994 and none is expected during 1995.

  Northern Indiana operates an underground gas storage field at Royal Center, Indiana, which currently has a storage capacity of 6.75 million dth. Withdrawals have been made in the 1994-95 winter of up to 79,881 dth per day.

  In addition, Northern Indiana and NI-TEX have several gas storage service agreements which make possible the withdrawal of substantial quantities of gas from other storage facilities. All of the storage agreements have limitations on the volume and timing of daily withdrawals. These contracts provide in the aggregate for approximately 30,179,693 dth of annual stored volume, and allow for approximately 632,306 dth of maximum daily withdrawal.

  Northern Indiana has a liquefied natural gas plant in LaPorte County which is designed for peak shaving and has the following capacities: maximum storage of 4,000,000 dth; maximum liquefaction rate (gas to liquid), 20,000 dth per day; maximum vaporization rate (output to distribution system), 400,000 dth per day.

  KOKOMO GAS. Kokomo Gas' total gas send-out for 1994 was 8,057,901 dth, compared to 8,122,208 dth for 1993. Total transportation volumes for industrial customers in 1994 were 2,998,832 dth, compared to 1,785,329 dth in 1993. Kokomo Gas purchased gas under term agreements from NI-TEX to satisfy all of its system requirements in 1994.

  NIFL. NIFL's total gas send-out for 1994 was 8,626,056 dth compared to 7,881,513 dth for 1993. Total transportation volumes for industrial customers in 1994 were 3,745,963 dth, compared to 3,227,853 dth in 1993. NIFL purchased gas on the spot market from a number of suppliers and also under term agreements from NI-TEX to satisfy all of its system requirements in 1994.

  GAS COST ADJUSTMENT CLAUSE. See "Gas Cost Adjustment Clause" in the Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

  TAKE-OR-PAY PIPELINE GAS COSTS. See "Take-or-Pay Pipeline Gas Costs" in the Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

  FERC ORDER NO. 636. See "FERC Order No. 636" in the Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

BUSINESS OF OTHER SUBSIDIARIES

  CAPITAL MARKETS. Capital Markets was formed in 1989 to serve as the funding agent for ventures of Industries and its subsidiaries other than Northern Indiana. Capital Markets has a $150 million revolving Credit Agreement, which provides short-term financing flexibility to Industries and also serves as the back up instrument for a commercial paper program. As of December 31, 1994, there were no borrowings outstanding under this agreement. Capital Markets also has $105 million of money market lines of credit. As of December 31, 1994, $12.7 million of borrowings were outstanding under these lines of credit. As of December 31, 1994, Capital Markets had $49.6 million in commercial paper outstanding, having a weighted average interest rate of 6.18%.

  The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets, other than Northern Indiana, reflected in the consolidated financial statements of Industries, was approximately $320.2 million at December 31, 1994.

  DEVELOPMENT. Development looks for partnerships with customers on energy projects, seeks environmental project opportunities and coordinates the real estate diversification of Industries.

  Development is a 95% shareholder in Elm Energy and Recycling (UK) Ltd. (Elm Energy), which owns and operates a tire-fueled electric generating plant in Wolverhampton, England, that began operating in late 1993.

  In conjunction with Elm Energy, Development is evaluating similar tires-to-energy projects in Scotland and Belgium.

  In 1994, Development, through a real estate partnership, increased its investment in multiple- family residential housing developments in Hammond. Development has similar investments in Fort Wayne and Mishawaka and other joint projects are being considered in Portage, Gary and other communities in Northern Indiana's service territories. These projects are part of the continued commitment by Development to provide high-quality, energy efficient, affordable housing to the residents of a variety of geographic and economic regions served by Northern Indiana.

  Harbor Coal Company (Harbor Coal), a wholly-owned subsidiary of Development, has invested in a partnership to finance, construct, own and operate a $65 million pulverized coal injection facility which began commercial operation in August, 1993. The facility receives raw coal, pulverizes it and delivers it to Inland Steel Company blast furnaces for use in the operation of its blast furnaces. Harbor Coal is a 50% partner in the project with an Inland Steel affiliate. Industries has guaranteed the payment and performance of the partnership's obligations under a sale and leaseback of a 50% undivided interest in the facility.

  NORTH LAKE ENERGY CORPORATION (NORTH LAKE). In January, 1995, Industries' subsidiary, North Lake, entered into definitive agreements with Inland Steel Company to construct a 75-megawatt electric cogeneration facility using by-product fuels from Inland's blast furnaces. The plant, which will be operated by Inland, is expected to begin operating in the third quarter of 1996.

  Industries is evaluating other potential partnerships with Northern Indiana customers for using waste gases from steelmaking and other processes for power generation. Low BTU blast furnace gases and other fuels, in amounts which could fuel up to 250 megawatts of new generation, are produced at companies served by Northern Indiana.

  SERVICES. Services coordinates energy-related diversification and has four wholly-owned subsidiaries: NETCO, NI-TEX, Fuel and Crossroads.

  NETCO. NETCO provides natural gas brokering and transportation management services to customers within Northern Indiana's service territory. During 1993, NETCO expanded its transportation management services to include imbalance exchange services for its customers. Service revenues for 1994 totalled $1.0 million.

  NI-TEX. NI-TEX is an intrastate natural gas transmission and supply company providing gas sales, transportation and storage services. NI-TEX provides flexible city gate gas supply to Northern Indiana, Kokomo Gas and NIFL under term contracts. NI-TEX, through joint ventures with industry partners, also owns natural gas transmission and storage facilities located in Texas. Its Laredo-Nueces pipeline affiliate transported 17.0 million dth of natural gas in 1994. Its Mid-Tex Gas Storage Company affiliate operates a salt dome gas storage facility with a Phase I operating capacity of 2.9 billion cubic feet, and provides contract storage services to Northern Indiana and other third parties. Phase II, which was partially completed and placed in service for the 1994-95 heating season, is projected to increase total storage capacity to 6.0 billion cubic feet, when fully completed during the fourth quarter of 1995. Income from NI-TEX sales arrangements, combined with joint venture earnings, totalled $5.9 million for the year.

  Fuel. Fuel is an oil and gas exploration and production company with activities concentrated in the mid-continent region of the United States and offshore in the Gulf of Mexico. As of December 31, 1994, $47.5 million has been invested in exploration and development projects. Fuel's share of estimated proved reserves at year-end totalled 1.5 million barrels of oil and 25.7 million dth of natural gas.

  Crossroads. In April 1993, Crossroads purchased a 20-inch crude-oil pipeline that extends from the Illinois-Indiana state line east 202 miles to Cygnet, Ohio. The Crossroads pipeline has been converted from oil to natural gas and was approved by the Commission as an intrastate pipeline. The line provides:
(1) access to major gas supplies in the United States; (2) enhanced ability to negotiate for gas supplies at the most competitive price; (3) a northern hub in the Midwest gas market; and (4) increased reliability for customers in extreme weather conditions such as those that occurred in January 1994. Crossroads was in operation during 1994, generating operating revenues of $1.8 million. Crossroads currently is seeking certification from the FERC to become an interstate pipeline with service extending into Ohio.

  TRIUMPH NATURAL GAS, INC. (TRIUMPH). Services owns a 51% interest in Triumph, a Dallas-based natural gas marketing company, specializing in the purchase, transportation and sale of natural gas to utility, industrial and commercial customers in the upper midwest region of the U.S. Triumph also owns an interest in a gas gathering system in Oklahoma.

  On October 10, 1994, Services, in its capacity as majority stockholder, reconstituted the Board of Directors of Triumph and took control of the operations of Triumph. New management has actively solicited offers from interested buyers of Triumph and potential merger partners with Triumph. Based upon expressions of interest received, Services expects to consummate the disposition of its interest in Triumph during the first half of 1995.

REGULATION

  Holding Company Act. Industries is exempt from registration with the Securities and Exchange Commission (SEC) as a "registered holding company" under the Public Utility Holding Company Act of 1935, as amended (Holding Company Act). However, prior approval of the SEC is required under the Holding Company Act if Industries proposes to acquire, directly or indirectly, any securities of other public utility companies. There may also be limits on the extent to which Industries and its non-utility subsidiaries can enter into businesses which are not "functionally related" to the electric and gas businesses without raising questions about Industries' exempt status under the Holding Company Act. SEC guidelines established in prior decisions of the SEC require Industries to remain engaged primarily and predominantly in the electric and gas businesses and to limit the size of its activities outside of such businesses relative to Industries as a whole.

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

  The Utilities are subject to regulation by the Commission as to rates, service, accounts, issuance of securities, and in other respects. See "Rate Matters" in the Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders, which note is incorporated herein by reference (see
Exhibit 13). The Utilities are also subject to limited regulation by local public authorities.

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

  In 1994, about 2% of Northern Indiana's electric revenues were derived from electric service it furnished at wholesale in interstate commerce to other utility companies, municipalities and WVPA (see "Item 1. Business--Electric Operations" regarding WVPA). Northern Indiana's wholesale rates and operations are subject to the jurisdiction of the FERC. The jurisdiction of the FERC does not extend to the issuance of securities by Northern Indiana since it is a public utility organized and operating in the State of Indiana, under the laws of which its security issues are regulated by the Commission. The FERC on October 21, 1954, declared Northern Indiana exempt from the provisions of the Natural Gas Act. Kokomo Gas, NIFL and Crossroads are also exempt from the provisions of the Natural Gas Act.

  RATE MATTERS. For information regarding Northern Indiana's gas rates, and the Utilities' take-or-pay pipeline gas costs and gas transition costs, see "Take-or-Pay Pipeline Gas Costs" and "FERC Order No. 636" in the Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders, which notes are incorporated herein by reference (see Exhibit 13).

  CONSTRUCTION BUDGET. Northern Indiana's 1995-99 construction budget (including allowance for funds used during construction) is estimated at approximately $774 million, including $175 million in 1995, $173 million in 1996, $148 million in 1997, $139 million in 1998 and $139 million in 1999.
Northern Indiana's construction estimates include adjustments for anticipated inflation. No new electric generating units are planned in the 1995-99 budget. Northern Indiana does not have, and has no plans to construct, a nuclear generating unit.

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

  Northern Indiana is also subject to competition for gas sales to industrial customers through the ability of these customers, under Northern Indiana's rate provisions, to make their own purchases of gas and have Northern Indiana transport the gas to them. During 1994, gas transportation represented 60% of Northern Indiana's total gas sendout.

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

  EMPLOYEE RELATIONS. Northern Indiana had 4,236 employees at December 31, 1994. Approximately 65% of the Company's employees (physical and clerical workers) are represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC. Effective June 1, 1993, the bargaining unit employees ratified new four-year agreements which continue until June 1, 1997. These agreements provide for base wage increases of two percent in 1993, three percent in 1994 and 1995, and three and one-half percent in 1996. Additional economic provisions include an early signing bonus of four percent and a variable compensation plan linked to improvements in productivity. Certain officers of Northern Indiana are also officers of Industries. Industries currently has 50 employees in its diversified operations.

  Kokomo Gas had 72 full-time employees at December 31, 1994. Of these, 52 employees are represented by the Oil, Chemical and Atomic Workers International Union, AFL-CIO. New collective bargaining agreements covering these employees were negotiated in early 1995 and will expire February 15, 1998.

  NIFL had 83 full-time employees at December 31, 1994, none of whom is represented by a union.

  ENVIRONMENTAL MATTERS. The Utilities are subject to regulation with regard to environmental matters by various federal, state and local authorities. The Utilities cannot forecast the effect of all such regulation upon their generating, transmission or other facilities, or their operations. The Utilities intend to comply with all applicable governmental requirements but reserve the right to contest any such requirements they deem to be unreasonable, impossible to comply with, otherwise invalid or contrary to the public interest.

  The application of federal and state restrictions to protect the environment, including but not limited to those hereinafter described, involves or may involve review, certification or issuance of permits by various federal, state and local authorities. Such restrictions, particularly in regard to emissions into the air and water, and disposal of solid wastes, may impact the operation of Northern Indiana's facilities, and may also require substantial investments.

  Northern Indiana's total capital expenditures from January 1, 1990, through December 31, 1994, for pollution control facilities were approximately $102 million and were financed in part by the sale of Pollution Control Notes and Bonds--Jasper County. Northern Indiana anticipates expenditures of approximately $38 million for pollution control equipment in the 1995-99 period which includes anticipated expenditures of $6 million in 1995 and $10 million in 1996.

  AIR. The Indiana Department of Environmental Management (IDEM) Office of Air Management has submitted to the U.S. Environmental Protection Agency (EPA) a State Implementation Plan (SIP) in accordance with the requirements of the Clean Air Act Amendments of 1977.

  Attainment-Nonattainment. Under the Clean Air Act Amendments of 1977, the State has identified areas which are in compliance with the National Ambient Air Quality Standards (NAAQS) (attainment areas) and areas that are not in compliance with respect to the sulfur dioxide, particulate matter and other pollutant standards established by NAAQS (nonattainment areas). Portions of Lake, Porter and LaPorte Counties in which Northern Indiana operates electric generating facilities remain designated as nonattainment areas for sulfur dioxide. Control plans for each county are being implemented. Any reductions in emissions of sulfur dioxide required to be made by Northern Indiana have been made, and Northern Indiana anticipates no increased costs as a result of the implementation of the control plans for Lake, Porter and LaPorte Counties.

  Lake County, Indiana, is designated as a nonattainment area for particulate or PM-10. The State of Indiana promulgated a new PM-10 SIP rule, which became effective on June 11, 1993. The rule requires reduced opacity and mass emissions limits at Dean H. Mitchell Station as well as the establishment of a fugitive dust control and continuous compliance plans. Northern Indiana invested $2.8 million to rebuild the Unit 5 electrostatic precipitator during 1993 to help meet the new PM-10 emission limits. In order to improve fugitive dust control, during 1994 Mitchell Station installed a water spray dust suppression system to minimize emissions from the coal pile and coal unloading areas. Porter County has been determined to have an unclassified status for PM-10. According to state requirements, the area will be monitored for PM-10 impacts to determine the appropriate classification with respect to the NAAQS. All other counties where Northern Indiana operates electric production facilities have an unclassified status for PM-10.

  Under Title I of the Clean Air Act Amendments of 1990 (CAAA), Lake and
Porter Counties are classified as severe nonattainment areas for ozone.
Passage of the CAAA results in new provisions applicable to mobile and stationary sources in Lake and Porter Counties. Transportation control measures required by the Employee Commute Options (ECO) rules will affect seven Northern Indiana facilities by late 1996. These measures will include plans to reduce the number of vehicles used by employees during their daily commutes to work and programs that promote the use of alternative fuel vehicles. Control measures requiring reduction of emissions of nitrogen oxides from the Mitchell and Bailly Generating Stations as a consequence of the Lake Michigan Ozone Control Program have yet to be determined. Northern Indiana is evaluating potential least-cost methods to reduce emissions of nitrogen oxides from the generating stations. Northern Indiana cannot determine the cost impact of the future provisions.

  Acid Rain. Title IV of the CAAA addresses the acid rain issue by targeting large sources of sulfur dioxide and nitrogen oxides for significant reductions. The core acid rain rules for sulfur dioxide were promulgated by the EPA January 11, 1993. As required by the regulations, Bailly Units 7 and 8 and Michigan City Unit 12 reduced their sulfur dioxide emissions below 2.5 pounds per million British thermal units (lbs/mmBtu) by January 1, 1995. These units, along with the remainder of Northern Indiana's coal-fired units, are required to reduce their sulfur dioxide emissions below 1.2 lbs/mmBtu by January 1, 2000.

  Presently, all of Northern Indiana's eleven coal-fired generating units utilize low sulfur fuel or flue gas desulfurization units to control sulfur dioxide emissions below the 1.2 lbs/mmBtu level.

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

  Additional Air Issues. The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants which may require significant capital expenditures for control of these emissions. Northern Indiana is evaluating a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements, but it believes that any such mandated costs would be recoverable through the rate making process.

  The EPA has promulgated a permit program to meet the requirements of Title V of the CAAA. The IDEM, on November 3, 1993, proposed an Air Operating permit program to meet the requirements of Title V to the Air Pollution Control Board. Indiana's Air Pollution Control Board adopted rules to implement the Title V permit program on March 10, 1994. These operating permit rules, including a new fee schedule, became effective in Indiana on June 24, 1994. Indiana submitted the Title V rules to EPA for approval in August of 1994.

  Water. The Clean Water Act, as amended, subjects point source dischargers to technology and water quality based controls through the National Pollution Discharge Elimination System (NPDES) permit program. Northern Indiana is required to have NPDES permits for discharges from its generating stations into the waters of the United States. The IDEM Office of Water Management has issued renewal NPDES permits effective as follows: Schahfer Station, November 1, 1993; Mitchell Station, November 1, 1993; and Michigan City Generating Station, November 1, 1993. The renewed Bailly Station NPDES permit is expected to be issued in 1995. Northern Indiana received NPDES permit modifications for intermittent chemical treatment of the main discharge at the Mitchell and Michigan City Stations for zebra mussel control. Bailly Station utilizes thermal treatment in its water systems to control zebra mussels. Schahfer Station has not presently experienced operational impacts due to zebra mussels. Rather, Schahfer Station has experienced equipment problems due to an asiatic clam infestation. Alternate forms of control are being investigated by Northern Indiana in an effort to prevent any impact on plant operations relating to these infestations, while also minimizing the environmental impact of the controls.

  Superfund Sites. Northern Indiana has received notices from the EPA that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and the Superfund Amendment and Reauthorization Act (SARA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation and analysis and remediation. At each of the sites Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA and SARA, will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the site and avoid the imposition of fines or added costs. While all of the remedial costs at these sites are not determinable, Northern Indiana's analysis indicates its share of such costs with other PRPs should not have a significant impact on the results of future operations.

  Manufactured Gas Plant Sites. The Utilities have instituted a program to investigate former manufactured gas plants where one of them is the current or former owner. The Utilities have identified twenty-seven of these sites and made visual inspections of these sites. The Utilities have conducted initial samplings at eight sites. Follow-up investigations have been conducted at three sites and potential remedial measures are being evaluated. The Utilities will continue their program to assess sites during 1995. During the follow-up investigation of the former manufactured gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to IDEM and the EPA. Northern Indiana is evaluating this site to determine what remedial measures, if any, may be needed.

  Northern Indiana was notified by IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what future remediation measures, if any, may be needed.

  Northern Indiana was notified by Indiana Gas Company, Inc. (Indiana Gas) that the site of a former manufactured gas plant in Lafayette, Indiana, formerly owned by Northern Indiana, was being investigated and partially remediated by Indiana Gas pursuant to an administrative order issued by IDEM. Northern Indiana is investigating its potential liability and evaluating appropriate action.

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

  The only significant properties owned by other subsidiaries of Industries are: the Southlake Complex, a 325,000 square foot office building in Merrillville, Indiana, leased to Northern Indiana and owned by Development; a 36-mile intrastate natural gas pipeline, located in southern Texas and half-owned by NI-TEX, Inc.; a golf course and surrounding residential development in Chesterton, Indiana, owned by Lake Erie Land Company (a subsidiary of Development); a waste-to-energy generating plant in Wolverhampton, England owned by Elm Energy; and commercial real estate joint ventures, half-owned by KOGAF Enterprises, (a subsidiary of Development) located in Kokomo, Indiana.

  ELECTRIC. Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kw, two hydroelectric generating plants with net capabilities of 10,000 kw and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. During the year ended December 31, 1994, Northern Indiana generated 89.5% and purchased 10.5% of its electric requirements.

  Northern Indiana has 292 substations with an aggregate transformer capacity of 22,575,000 kva. Its transmission system with voltages from 34,500 to 345,000 consists of 3,049 circuit miles of line, of which 2,072 miles are on wood poles, 822 miles are on steel towers, 134 miles are on steel poles, 19 miles are on concrete poles and 2 miles are in underground conduits. The electric distribution system extends into 21 counties and consists of 7,684 circuit miles of overhead and 1,193 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Of 313,019 poles on which Northern Indiana has transmission and distribution circuits, about 48,949 poles are owned by other utilities. Northern Indiana has distribution transformers having an aggregate capacity of 10,597,576 kva and 425,418 electric watt-hour meters.

  GAS. Northern Indiana has an underground storage field at Royal Center and a liquefied natural gas plant in LaPorte County both of which are described under "Item 1. Business--Gas Operations." Northern Indiana has 12,854 miles of gas mains.

  Kokomo Gas has a liquified natural gas plant in Howard County which has the following capacities: maximum storage of 400,000 mcf; maximum liquefaction rate (gas to liquid), 2,850 mcf per day; maximum vaporization rate (output to distribution system), 30,000 mcf per day. Kokomo Gas also has a gas holder with a storage capacity of 12,000 mcf. Kokomo Gas has 719 miles of gas mains.

  NIFL has 751 miles of gas mains.

  OTHER PROPERTIES. Northern Indiana owns offices and service buildings, salesrooms, garages, repair shops, motor vehicles, construction equipment and tools, and office furniture and equipment, and also leases offices in various localities. It also owns miscellaneous parcels of real estate not now used in utility operations.

  DONATION OF PROPERTY. On January 5, 1995, Northern Indiana completed the planned donation of approximately 2,150 acres of land, including 60 miles of lake and river frontage, to the Shafer and Freeman Lakes Environmental Conservation Corporation (a not-for-profit organization), the State of Indiana Department of Natural Resources, and the Indiana Natural Resources Foundation. The property frames and includes the resort areas of Lake Shafer and Lake Freeman in White and Carroll Counties, near the cities of Monticello and Delphi in central Indiana.

Northern Indiana acquired the property in 1944 as part of the purchase of dams and two small hydroelectric plants and has maintained the area since that time. Northern Indiana donated this property to ensure the land is managed to enhance its preservation and recreational value. The dams and hydroelectric plants are being retained for Northern Indiana operations.

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

ITEM 3. LEGAL PROCEEDINGS.

  Industries and Northern Indiana are parties to various pending proceedings, including suits and claims against them for personal injury, death and property damage, but, in the opinion of their counsel, the nature of such proceedings and suits, and the amounts involved, do not depart from the ordinary routine litigation and proceedings incidental to the kind of business conducted by Northern Indiana, except as set forth above under "Item 1. Business-- Environmental Matters," and as described under the captions "Pending Tax Matter" and "Environmental Matters" in the Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders, which notes are incorporated herein by reference (see Exhibit 13). To the knowledge of Industries no other material legal proceedings against Industries, Northern Indiana or their subsidiaries are contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

SUPPLEMENTAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                                 DATE OF ASSUM-
                                                                       ING
                                                                  PRESENT POSI-
        NAME          AGE                 OFFICE                      TION
        ----          ---                 ------                 --------------
Gary L. Neale         55  Chairman, President, Chief             March 1, 1993
                           Executive Officer and Director
Stephen P. Adik       51  Executive Vice President, Chief        January 1, 1994
                           Financial Officer and
                           Treasurer
Patrick J. Mulchay    53  Executive Vice President, Chief        January 1, 1994
                           Operating Officer, Electric
Jeffrey W. Yundt      49  Executive Vice President, Chief        January 1, 1994
                           Operating Officer, Gas
William R. Elliott    50  Vice President, Subsidiary Operations, June 1, 1994
                           Electric
Owen C. Johnson, Jr.  48  Vice President, Human                  January 1, 1994
                           Resources
David A. Kelly        56  Vice President, Real                   January 1, 1994
                           Estate and Taxes
Jerry M. Springer     62  Controller and Assistant Secretary     April 13, 1994
Dennis E. Senchak     49  Assistant Treasurer                    January 1, 1994
Nina M. Rausch        51  Secretary                              July 1, 1992

  Throughout the past five years, each of the executive officers of Industries has been continuously active in the business of Industries or Northern Indiana except as follows: Prior to July 30, 1990, Owen C. Johnson, Jr. was Senior Vice President, Administration of LIT America,
Inc. and prior to December 31, 1991, David A. Kelly was Partner, Tax Division of Arthur
Andersen LLP.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

  Industries' common shares are listed and traded on the New York, Chicago and Pacific stock exchanges. The table below indicates the high and low sales price of Industries' common shares, on the composite tape, during the periods indicated.

                                   1994          1993
                               ------------- -------------
                                HIGH   LOW    HIGH   LOW
                               ------ ------ ------ ------
           First Quarter...... 33     29 1/8 30 1/4 26 1/8
           Second Quarter..... 32 7/8 28 3/4 32 7/8 29 1/8
           Third Quarter...... 30 1/4 26 1/8 34 7/8 31 5/8
           Fourth Quarter..... 29 7/8 26 3/8 34 1/4 30 1/2

  As of February 28, 1995, Industries had 38,968 common shareholders of record.

  The policy of the Board of Directors has been to declare dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. Industries paid quarterly common dividends of $0.33 per share during 1993; and quarterly common dividends of $0.36 per share during 1994. At its December 16, 1994 meeting Industries' Board of Directors increased the quarterly common dividend to $0.39 per share, payable February 17, 1995.

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

  The following limitations on payment of dividends and issuance of preferred stock apply to Northern Indiana:

  When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 1994, Northern Indiana had approximately $145.3 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

  So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available therefor for the preceding calendar year unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 1994, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 40% of the total capitalization including surplus.

  In connection with the foregoing discussion, see "Common Share Dividend" in the Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

ITEM 6. SELECTED FINANCIAL DATA.

                                        YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                            1994       1993       1992       1991       1990
                         ---------- ---------- ---------- ---------- ----------
Operating revenues
 (000's)................ $1,676,401 $1,677,872 $1,582,356 $1,535,161 $1,520,995
Net income (000's)...... $  163,987 $  156,140 $  136,648 $  133,388 $  125,361
Earnings per average
 common share ..........      $2.48      $2.31      $2.00      $1.94      $1.81
Total assets (000's).... $3,944,543 $3,912,324 $3,807,941 $3,647,557 $3,625,181
Long-term obligations
 and redeemable pre-
 ferred stock (000's)... $1,281,395 $1,295,962 $1,160,122 $1,157,686 $1,260,040
Cash dividends declared
 per common share.......      $1.47      $1.35      $1.26      $1.18      $1.07

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information regarding results of operations, liquidity and capital resources, environmental matters and competition is reported in the 1994 Annual Report to Shareholders under "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference (see Exhibit 13).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The following Consolidated Financial Statements and Supplementary Data are included in the 1994 Annual Report to Shareholders and are hereby incorporated by reference and made a part of this report (see Exhibit 13).




   (1) Consolidated Financial Statements--
    Consolidated Statement of Income for the years ended December 31,
     1994, 1993 and 1992
    Consolidated Balance Sheet at December 31, 1994 and 1993
    Consolidated Statement of Capitalization at December 31, 1994 and
     1993
    Consolidated Statement of Long-term Debt at December 31, 1994 and
     1993
    Consolidated Statement of Cash Flows for the years ended December
     31, 1994, 1993 and 1992
    Consolidated Statement of Common Shareholders' Equity for the
     years ended
     December 31, 1994, 1993 and 1992
    Notes to Consolidated Financial Statements
    Report of Independent Public Accountants (includes an explanatory paragraph referring to changes in the methods of accounting for income taxes and postretirement benefits other than pensions).
   (2) Supplementary Data--
    Selected Supplemental Information

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of this Form 10-K.

  Information regarding directors is included at pages 2-5 in the Notice of Annual Meeting and Proxy Statement dated March 10, 1995, for Annual Meeting to be held April 12, 1995, which information is incorporated herein by reference.

  Information regarding compliance with Forms 3, 4 and 5 reporting requirements is included at page 19 in the Notice of Annual Meeting and Proxy Statement dated March 10, 1995, for Annual Meeting to be held April 12, 1995, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation is included at pages 5-6 and 12-17 in the Notice of Annual Meeting and Proxy Statement dated March 10, 1995, for Annual Meeting to be held April 12, 1995, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management is included at page 6-7 in the Notice of Annual Meeting and Proxy Statement dated March 10, 1995, for Annual Meeting to be held April 12, 1995, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) (1) The Financial Statements filed herewith as a part of this report on Form 10-K are listed on the Index to Financial Statements under Item 8 on page 16.


    (2) The following is a list of the Financial Statement Schedules filed herewith as part of this report on Form 10-K:

      SCHEDULE                                PAGE OF
       NUMBER         DESCRIPTION            1994 10-K
      --------        -----------            ---------
             I Condensed Financial
               Information of
               Registrant..............   18, 19, 20 & 21
               Valuation and Qualifying
            II Accounts................     22, 23 & 24

    (3)
      Exhibits--

      The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index included on pages 27--29. Each management contract or compensatory plan or arrangement of Industries listed on the Exhibit Index is separately identified by an asterisk.

  (b) Reports on Form 8-K: None.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                    1994       1993
                                                                 ---------- ----------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
ASSETS
------
Property:
  Property in service..........................................  $    3,495 $    2,464
  Construction work in progress................................          20         97
  Less: accumulated depreciation...............................         399        266
                                                                 ---------- ----------
      Total property...........................................       3,116      2,295
                                                                 ---------- ----------
Investments (principally investments in wholly-owned
 subsidiaries).................................................   1,087,684  1,080,460
                                                                 ---------- ----------
Current Assets:
  Cash and cash equivalents....................................         740      2,371
  Amounts receivable from subsidiaries.........................      60,485     60,809
  Prepayments..................................................       7,557      8,522
                                                                 ---------- ----------
      Total current assets.....................................      68,782     71,702
                                                                 ---------- ----------
Other (principally notes receivable from associated companies).     172,935    135,947
                                                                 ---------- ----------
                                                                 $1,332,517 $1,290,404
                                                                 ========== ==========
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common shares................................................  $  870,930 $  870,930
  Cumulative preferred shares with mandatory redemption
   provisions..................................................      35,000     35,000
  Additional paid-in capital...................................      29,657     27,631
  Retained earnings............................................     446,928    380,888
  Less: Treasury shares........................................     237,193    180,212
    Unearned compensation......................................         970      1,684
    Currency translation adjustment............................       1,504      2,881
                                                                 ---------- ----------
      Total capitalization.....................................   1,142,848  1,129,672
                                                                 ---------- ----------
Current Liabilities:
  Dividends declared on common and preferred stock.............      25,570     24,345
  Amounts payable to subsidiaries..............................      26,304     19,203
  Other........................................................       1,290      2,972
                                                                 ---------- ----------
      Total current liabilities................................      53,164     46,520
                                                                 ---------- ----------
Other (principally notes payable to associated companies)......     136,505    114,212
                                                                 ---------- ----------
Commitments and Contingencies (Note 3):
                                                                 $1,332,517 $1,290,404
                                                                 ========== ==========

 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1994        1993        1992
                                             ----------  ----------  ----------
                                                  (DOLLARS IN THOUSANDS)
Equity in net earnings of subsidiaries...... $  167,780  $  158,222  $  141,115
                                             ----------  ----------  ----------
Other income (deductions):
  Administrative and general expense........     (5,560)     (6,031)     (4,469)
  Interest income...........................     11,289       9,576       5,345
  Interest expense..........................     (8,741)     (9,339)     (7,919)
  Other, net................................     (1,727)        203         (75)
                                             ----------  ----------  ----------
                                                 (4,739)     (5,591)     (7,118)
                                             ----------  ----------  ----------
Net income before income taxes..............    163,041     152,631     133,997
Income taxes................................       (946)     (3,509)     (2,651)
                                             ----------  ----------  ----------
Net income..................................    163,987     156,140     136,648
Dividend requirements on preferred shares...      3,063       3,063       3,063
                                             ----------  ----------  ----------
Balance available for common shareholders... $  160,924  $  153,077  $  133,585
                                             ==========  ==========  ==========
Average common shares outstanding........... 64,820,039  66,136,396  66,715,941
Earnings per average common share........... $     2.48  $     2.31  $     2.00
                                             ==========  ==========  ==========



 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1994      1993      1992
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
Net cash provided by operating activities........ $157,613  $153,788  $133,392
                                                  --------  --------  --------
Cash flows used in investing activities:
  Purchase of Kokomo Gas and Fuel Co., net of
   cash acquired.................................      --        --    (43,752)
  Purchase of Northern Indiana Fuel and Light
   Company, Inc., net of cash acquired...........      --    (30,137)      --
  Capital expenditures...........................     (954)     (103)     (418)
                                                  --------  --------  --------
    Net cash used in investing activities........     (954)  (30,240)  (44,170)
                                                  --------  --------  --------
Cash flows provided by (used in) financing
 activities:
  Issuance of common shares......................    2,060    36,364    53,911
  Increase (decrease) in notes payable to
   subsidiaries..................................   21,262      (703)   67,031
  Increase in notes receivable from subsidiaries.  (26,254)  (26,412)  (53,768)
  Cash dividends paid on common shares...........  (93,578)  (88,214)  (83,379)
  Cash dividends paid on preferred shares........   (3,063)   (3,063)   (3,063)
  Acquisition of treasury shares.................  (58,717)  (40,730)  (76,281)
  Other..........................................      --        --     (1,467)
                                                  --------  --------  --------
    Net cash used in financing activities........ (158,290) (122,758)  (97,016)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   (1,631)      790    (7,794)
Cash and cash equivalents at beginning of year...    2,371     1,581     9,375
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $    740  $  2,371  $  1,581
                                                  ========  ========  ========


 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. DIVIDENDS FROM SUBSIDIARIES

  Cash dividends paid to NIPSCO Industries, Inc. (Industries) by its consolidated subsidiaries were (in thousands of dollars): $174,245, $155,224 and $138,676 in 1994, 1993 and 1992, respectively.

2. SUPPORT AGREEMENT

  The obligations of NIPSCO Capital Markets, Inc. (Capital Markets) are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana Public Service Company (Northern Indiana) which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $320.2 million at December 31, 1994.

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

--------
  See also Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders, which are incorporated herein by reference. (See Exhibit 13).

                            NIPSCO INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            COL. A             COL. B        COL. C          COL. D     COL. E
            ------             ------- ------------------ ------------ --------
                                           ADDITIONS
                                       ------------------  DEDUCTIONS
                                        CHARGED           FOR PURPOSES
                               BALANCE    TO     CHARGED   FOR WHICH   BALANCE
                               JAN. 1, COSTS AND TO OTHER   RESERVES   DEC. 31,
         DESCRIPTION            1994   EXPENSES  ACCOUNTS WERE CREATED   1994
         -----------           ------- --------- -------- ------------ --------
                                            (DOLLARS IN THOUSANDS)
Reserves Deducted in Consoli-
 dated Balance Sheet from As-
 sets to Which They Apply:
 Reserve for accounts receiv-
  ables......................  $4,855   $6,918     $--       $6,874     $4,899
 Reserve for investments, at
  equity.....................  $2,500   $  350     $--       $   --     $2,850
 Reserve for investments, at
  cost.......................  $2,500   $   --     $--       $2,500     $   --
Reserves Classified Under Re-
 serve Section of Consoli-
 dated Balance Sheet:
 Injuries and damages re-
  serve......................  $3,994   $3,350     $--       $4,806     $2,538
 Miscellaneous operating re-
  serves.....................  $6,102   $2,620     $--       $1,051     $7,671



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            NIPSCO INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1993
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         COL. A           COL. B            COL. C               COL. D     COL. E
         ------           ------- --------------------------- ------------ --------
                                           ADDITIONS
                                  ---------------------------
                                  NORTHERN
                                  INDIANA                      DEDUCTIONS
                                  FUEL AND  CHARGED           FOR PURPOSES
                          BALANCE  LIGHT      TO     CHARGED   FOR WHICH   BALANCE
                          JAN. 1, COMPANY, COSTS AND TO OTHER   RESERVES   DEC. 31,
       DESCRIPTION         1993   INC.(A)  EXPENSES  ACCOUNTS WERE CREATED   1993
       -----------        ------- -------- --------- -------- ------------ --------
                                       (DOLLARS IN THOUSANDS)
Reserves Deducted in
 Consolidated Balance
 Sheet from Assets to
 Which They Apply:
 Reserve for accounts
  receivables...........  $5,121    $ 93    $5,254     $--       $5,613     $4,855
 Reserve for invest-
  ments, at equity......  $1,200    $--     $2,300     $--       $1,000     $2,500
 Reserve for invest-
  ments, at cost........  $  --     $--     $2,500     $--       $  --      $2,500
Reserves Classified Un-
 der Reserve Section of
 Consolidated Balance
 Sheet:
 Injuries and damages
  reserve...............  $4,367    $--     $4,450     $--       $4,823     $3,994
 Miscellaneous operating
  reserves..............  $4,160    $--     $2,066     $--       $  124     $6,102

(a) Northern Indiana Fuel and Light Company, Inc. purchased on March 31, 1993.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            NIPSCO INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1992
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         COL. A           COL. B              COL. C                COL. D     COL. E
         ------           ------- ------------------------------ ------------ --------
                                            ADDITIONS
                                  ------------------------------  DEDUCTIONS
                                               CHARGED           FOR PURPOSES
                          BALANCE KOKOMO GAS     TO     CHARGED   FOR WHICH   BALANCE
                          JAN. 1,     AND     COSTS AND TO OTHER   RESERVES   DEC. 31,
       DESCRIPTION         1992   FUEL CO.(a) EXPENSES  ACCOUNTS WERE CREATED   1992
       -----------        ------- ----------- --------- -------- ------------ --------
                                        (DOLLARS IN THOUSANDS)
Reserves Deducted in
 Consolidated Balance
 Sheet from Assets to
 Which They Apply:
   Reserve for accounts
    receivables.........  $3,387    $  175     $7,315     $--       $5,756     $5,121
   Reserve for invest-
    ments, at equity....  $1,200    $  --      $  --      $--       $  --      $1,200
Reserves Classified Un-
 der Reserve Section of
 Consolidated Balance
 Sheet:
   Injuries and damages
    reserve...............  $4,008     $--       $2,975     $--       $2,616     $4,367
   Miscellaneous operating
    reserves..............  $4,132     $190      $1,582     $--       $1,744     $4,160

(a) Kokomo Gas and Fuel Company purchased on February 10, 1992.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
 NIPSCO Industries, Inc.:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in NIPSCO Industries, Inc.'s annual report to shareholders for the year ended December 31, 1994, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1995. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed on Page 17, Item 14(a)(2) are the responsibility of NIPSCO Industries, Inc.'s management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

  As discussed in the notes to consolidated financial statements, effective January 1, 1993, NIPSCO Industries, Inc. and subsidiaries changed their methods of accounting for income taxes and postretirement benefits other than pensions.




                                          Arthur Andersen LLP

Chicago, Illinois
January 27, 1995

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          NIPSCO Industries, Inc.
                                              (Registrant)
           March 29, 1995                          /s/ Gary L. Neale
Date_______________________________       By_________________________________
                                              Gary L. Neale, Its Chairman and
                                                         President

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                     DATE
             ---------                           -----                     ----

         /s/ Gary L. Neale
------------------------------------
           Gary L. Neale             Chairman, President, Principal
                                      Executive Officer and
                                      Director
        /s/ Stephen P. Adik
------------------------------------
          Stephen P. Adik            Executive Vice President and
                                      Principal Financial Officer
       /s/ Jerry M. Springer
------------------------------------
         Jerry M. Springer           Controller and Principal
                                      Accounting Officer
       /s/ Steven C. Beering
------------------------------------
         Steven C. Beering           Director
        /s/ Arthur J. Decio
------------------------------------
          Arthur J. Decio            Director
      /s/ Ernestine M. Raclin
------------------------------------
        Ernestine M. Raclin          Director                         March 29, 1995
        /s/ Denis E. Ribordy
------------------------------------
          Denis E. Ribordy           Director
         /s/ Ian M. Rolland
------------------------------------
           Ian M. Rolland            Director
       /s/ Edmund A. Schroer
------------------------------------
         Edmund A. Schroer           Director
        /s/ John W. Thompson
------------------------------------
          John W. Thompson           Director
------------------------------------
        Robert J. Welsh, Jr.         Director

                                 EXHIBIT INDEX

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
 NUMBER                            DESCRIPTION OF ITEM                               PAGE
 -------                           -------------------                           ------------
  (3.1)  Articles of Incorporation of September 22, 1987, and all Articles of
          Amendment thereto (incorporated by reference to Exhibit 1 to the
          NIPSCO Industries, Inc. Current Report on Form 8-K dated March 25,
          1992).
  (3.2)  Amended By-laws effective May 25, 1993 (incorporated by reference to
          Exhibit (3)(ii) to the NIPSCO Industries, Inc. Form 8-K dated July
          13, 1993).
  (4.1)  Indenture dated August 1, 1939 between Registrant and Trustees (in-
          corporated by reference to Exhibit 7 to Northern Indiana Public
          Service Company ("Northern Indiana") Registration Statement (Regis-
          tration No. 2-5178)).
  (4.2)  Third Supplemental Indenture dated August 1, 1943 (incorporated by reference to Exhibit 7-C to Northern Indiana Registration Statement
          (Registration No. 2-5178)).
  (4.3)  Seventeenth Supplemental Indenture dated May 15, 1965 (incorporated by reference to Exhibit 1 to Northern Indiana Current Report on Form 8-K
          dated June 8, 1965).
  (4.4)  Eighteenth Supplemental Indenture dated September 1, 1967 (incorpo-
          rated by reference to Exhibit 1 to Northern Indiana Current Report on
          Form 8-K dated October 9, 1967).
  (4.5)  Nineteenth Supplemental Indenture dated October 1, 1968 (incorporated by reference to Exhibit 1 to Northern Indiana Current Report on Form
          8-K dated November 8, 1968).
  (4.6)  Twenty-third Supplemental Indenture dated March 31, 1972 (incorporated by reference to Exhibit 2 to Northern Indiana Current Report on Form
          8-K dated May 5, 1972).
  (4.7)  Twenty-fourth Supplemental Indenture dated July 15, 1973 (incorporated by reference to Exhibit 1 to Northern Indiana Current Report on Form
          8-K dated August 7, 1973).
  (4.8)  Twenty-ninth Supplemental Indenture dated August 15, 1977 (incorpo-
          rated by reference to Exhibit 1 to Northern Indiana Current Report on
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          1977).
  (4.9)  Thirty-third Supplemental Indenture dated June 1, 1980 (incorporated by reference to Exhibit 1 to Northern Indiana Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1980).
 (4.10)  Forty-first Supplemental Indenture dated July 1, 1991 (incorporated by reference to Exhibit 1 to Northern Indiana Current Report on Form 8-K
          dated March 25, 1992).
 (4.11)  Indenture, dated as of March 1, 1988, between Northern Indiana and
          Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to Northern Indiana Registration Statement
          (Registration No. 33-44193)).
 (4.12)  First Supplemental Indenture dated December 1, 1991, between Northern
          Indiana and Manufacturers Hanover Trust Company, as Trustee (incor-
          porated by reference to Exhibit 4.1 to Northern Indiana Registration
          Statement (Registration No. 33-63870)).

                                                                                  SEQUENTIALLY
 EXHIBIT                                                                            NUMBERED
 NUMBER                            DESCRIPTION OF ITEM                                PAGE
 -------                           -------------------                            ------------
 (4.13)  Memorandum of Agreement with City of Michigan City, Indiana (incorpo-
          rated by reference to Exhibit 7 to Northern Indiana Registration
          Statement (Registration No. 2-48531)).
 (4.14)  Financing Agreement No. 1 dated November 1, 1988 with Jasper County,
          Indiana regarding $37,000,000 Series 1988A Pollution Control Re-
          funding Revenue Bonds. Identical financing agreements between Regis-
          trant and Jasper County provide for the issuance of $47,000,000 Se-
          ries 1988B, $46,000,000 Series 1988C and $24,000,000 Series 1988D
          Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 8 to Northern Indiana Current Report on Form 8-K dated
          March 16, 1989).
 (4.15)  Financing Agreement dated July 1, 1991, with Jasper County, Indiana regarding $55,000,000 Series 1991 Collateralized Pollution Control
          Refunding Revenue Bonds (incorporated by reference to Exhibit 3 to
          Northern Indiana Current Report on Form 8-K dated March 25, 1992).
 (4.16)  Financing Agreement dated August 1, 1994, with Jasper County, Indiana regarding $10,000,000 Series 1994A, $18,000,000 Series 1994B and
          $41,000,000 Series 1994C Pollution Control Refunding Revenue Bonds
          (incorporated by reference to Exhibit 4.16 to Northern Indiana Annual
          Report on Form 10-K for year ended December 31, 1994).
 (4.17)  Rights Agreement between Registrant and Harris Trust and Savings Bank, dated February 27, 1990 (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated March 7,
          1990).
 (10.1)  Supplemental Life Insurance Plan effective January 1, 1991 (incorpo-
          rated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Cur-
          rent Report on Form 8-K dated March 25, 1992).*
 (10.2)  Executive Deferred Compensation Plan effective December 1, 1990 (in-
          corporated by reference to Exhibit 3 to the NIPSCO Industries, Inc.
          Current Report on Form 8-K dated March 25, 1992).*
 (10.3)  Form of Change in Control and Termination Agreements (incorporated by reference to Exhibit 4 to the NIPSCO Industries, Inc. Current Report
          on Form 8-K dated March 25, 1992).*
 (10.4)  Nonemployee Director Stock Incentive Plan effective February 1, 1992
          (incorporated by reference to Exhibit 5 to the NIPSCO Industries,
          Inc. Current Report on Form 8-K dated March 25, 1992).*
 (10.5)  NIPSCO Industries, Inc. Long-Term Incentive Plan (incorporated by ref-
          erence to Exhibit 6 to the NIPSCO Industries, Inc. Current Report on
          Form 8-K dated March 25, 1992).*
 (10.6)  Amended and Restated Pension Plan Provisions effective January 1, 1989
          (incorporated by reference to Exhibit 17 to Northern Indiana Current
          Report on Form 8-K dated March 25, 1992).*
 (10.7)  NIPSCO Industries, Inc. 1994 Long-Term Incentive Plan.*
 (10.8)  NIPSCO Industries, Inc. Directors' Charitable Gift Program.*
  (11)   Computation of Per Share Earnings.
  (13)   1994 Annual Report to Shareholders for pages 39-67.

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
 NUMBER                            DESCRIPTION OF ITEM                               PAGE
 -------                           -------------------                           ------------
  (21)   List of Subsidiaries.
  (23)   Consent of Arthur Andersen LLP.
  (99)   Amended Articles of Incorporation of Northern Indiana Public Service
          Company (incorporated by reference to Exhibit 1 to the Northern In-
          diana Current Report of Form 8-K dated May 5, 1982).

--------
* Management contract or compensatory plan arrangement of NIPSCO Industries, Inc.