Form 10-Q
period 1995-03-31
NIPSCO INDUSTRIES INC
filed 1995-05-15
CIK 823392

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1995

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

                              X
                       Yes _________      No __________


        As of April 30, 1995, 63,615,273 common shares were outstanding.

NIPSCO INDUSTRIES, INC.
PART I.  FINANCIAL INFORMATION

Report Of Independent Public Accountants

To The Board of Directors of
NIPSCO Industries, Inc.:

        We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of March 31, 1995, and December 31, 1994, and the related consolidated statements of income, common shareholders' equity and cash flows for the three and twelve month periods ended March 31, 1995, and 1994. These consolidated financial statements are the responsibility of Industries'management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of March 31, 1995, and December 31, 1994, and the results of their operations and their cash flows for the three and twelve month periods ended March 31, 1995, and 1994, in conformity with generally accepted accounting principles.

        As discussed in Notes 6 and 8 to the consolidated financial statements, effective January 1, 1993, NIPSCO Industries, Inc. and subsidiaries changed their methods of accounting for income taxes and postretirement benefits other than pensions.


                                                 Arthur Andersen LLP

Chicago, Illinois
April 26, 1995

Consolidated Balance Sheet

                                               March 31,     December 31,
ASSETS                                            1995           1994
                                              ===========    ===========
                                                 (Dollars in thousands)

Utility Plant, at original cost
  (including construction work in
    progress of $228,889 and $221,830,
    respectively) (Note 2):
       Electric                               $ 3,886,700    $ 3,858,118
       Gas                                      1,269,669      1,258,801
       Common                                     322,505        316,120
                                              ___________    ___________


                                                5,478,874      5,433,039
       Less - Accumulated provision
          for depreciation and
          amortization                          2,248,239      2,202,082
                                              ___________    ___________

          Total utility plant                   3,230,635      3,230,957
                                              ___________    ___________


Other Property and Investments:
   Other property, at cost, less
      accumulated provision for
      depreciation                                127,058        126,632
   Investments, at equity                          27,337         27,023
   Investments, at cost                            17,363         10,355
   Other investments                               13,482         13,328

           Total other property
             and investments                      185,240        177,338
                                              ___________    ___________


Current Assets:
   Cash and cash equivalents                       36,157         40,441
   Accounts receivable, less reserve of
    $5,512 and $4,899,  respectively
    (Note 2)                                      117,253         86,299
   Fuel adjustment clause (Note 2)                    367          1,614
   Gas cost adjustment clause (Note 2)                -           25,972
   Materials and supplies, at average
    cost                                           69,747         66,397
   Electric production fuel, at average
    cost                                           24,935         18,347
   Natural gas in storage, at last-in,
    first-out cost (Note 2)                        22,028         77,794
   Prepayments and other                           12,647         11,081
                                              ___________    ___________
          Total current assets                    283,134        327,945
                                              ___________    ___________

Other Assets:
   Regulatory assets (Note 2)                     196,012        195,449
   Deferred charges and other
     noncurrent assets                             15,716         15,449
                                              ___________    ___________
           Total other assets                     211,728        210,898
                                              ___________    ___________

                                              $ 3,910,737    $ 3,947,138
                                              ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


Consolidated Balance Sheet
                                               March 31,     December 31,
CAPITALIZATION AND LIABILITIES                    1995           1994
                                              ===========    ===========
                                                  (Dollars in thousands)

Capitalization:
 Common shareholders' equity
  (See accompanying statement)                $ 1,134,786    $ 1,107,848
 Cumulative preferred stocks (Note 10) -
  Northern Indiana Public Service Company:
   Series without mandatory redemption
     provisions (Note 11)                          83,694         86,389
   Series with mandatory redemption
     provisions (Note 12)                          66,057         66,057
  NIPSCO Industries Inc.:
   Series with mandatory redemption
     provisions (Note 12)                          35,000         35,000
 Long-term debt excluding amounts due
  within one year (Note 16)                     1,183,925      1,180,338
                                              ___________    ___________

       Total capitalization                     2,503,462      2,475,632
                                              ___________    ___________

Current Liabilities:
 Obligations due within one year -
  Northern Indiana Public Service Company:
   Commercial paper                                69,900        156,500
     First mortgage bonds -
      Series N, 4-5/8% - due May 15, 1995          22,436         22,436
     Notes payable -
      Issued at interest rates between 6.15%
        and 6.20% with a weighted average
        interest rate of 6.18% and various
        maturities between April 3, 1995
        and May 8, 1995                            28,400         92,700
  NIPSCO Capital Markets Inc.:
   Commercial paper                                 3,200         49,600
     Notes payable -
      Issued at interest rates of 6.26% and
        6.28% with a weighted average interest
        rate of 6.26% and a maturity of
        April 10, 1995                             14,400         12,700
  Elm Energy and Recycling (UK), Ltd.
   Term loan facility                               3,376          3,262
   Standby loan facility                              811           -
  NDC Douglas Properties, Inc.
     Notes payable                                  1,149          1,013
                                              ___________    ___________

                                                  183,672        338,211
                                              ___________    ___________

 Other current liabilities -
  Accounts payable                                145,961        158,712
  Sinking funds due within one year
    (Notes 12 and 16)                               1,328          2,578
  Dividends declared on common and
    preferred stocks                               27,148         27,077
  Customer deposits                                 9,364          9,291
  Taxes accrued                                    98,472         43,625
  Gas cost adjustment clause (Note 2)              21,346           -
  Interest accrued                                 16,789         10,561
  Other accruals                                   71,972         54,419
                                              ___________    ___________

                                                  392,380        306,263
                                              ___________    ___________


       Total current liabilities                  576,052        644,474
                                              ___________    ___________


Other:
 Deferred income taxes (Note 6)                   582,347        581,866
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 6)                                        121,313        123,181
 Deferred credits                                  47,026         44,171
 Accrued liability for postretirement
  benefits (Note 8)                                53,852         48,548
 Regulatory income tax liability (Note 6)          16,843         18,599
 Other noncurrent liabilities                       9,842         10,667
                                              ___________    ___________


        Total other                               831,223        827,032
                                              ___________    ___________


Commitments and Contingencies
 (Notes 3, 4, 5, 18 and 19)                   $ 3,910,737    $ 3,947,138
                                              ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


 Consolidated Statement of Income

                             Three Months           Twelve Months
                            Ended March 31,        Ended March 31,
                         ____________________   _______________________

                           1995         1994        1995         1994
                         =========   =========  ==========   ==========
                                     (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4 and 21)
   Gas                  $ 284,910    $ 318,580    $ 648,239   $ 743,175
   Electric               237,588      246,971      985,109     978,601
                        _________    _________    _________   _________

                          522,498      565,551    1,633,348   1,721,776
                        _________    _________    _________   _________

Cost of Energy: (Note 2)
   Gas costs              172,299      198,305      377,431     450,228
   Fuel for electric
    generation             53,785       63,144      237,775     248,058
   Power purchased         10,964        9,102       34,365      24,066
                        _________    _________    _________   _________

                          237,048      270,551      649,571     722,352
                        _________    _________    _________   _________

Operating Margin          285,450      295,000      983,777     999,424
                        _________    _________    _________   _________

Operating Expenses and
 Taxes (except income):
   Operation               70,801       76,450      282,117     289,001
   Maintenance (Note 2)    21,453       20,313       81,310      82,596
   Depreciation and
    amortization (Note 2)  49,117       47,645      195,755     188,506
   Taxes (except income)   20,432       20,834       71,825      72,225
                        _________    _________    _________   _________

                          161,803      165,242      631,007     632,328
                        _________    _________    _________   _________



Operating Income Before
 Utility Income Taxes     123,647      129,758      352,770     367,096
                        _________    _________    _________   _________


Utility Income Taxes
 (Note 6)                  37,574       37,802       97,504      99,730
                        _________    _________    _________   _________

Operating Income           86,073       91,956      255,266     267,366
                        _________    _________    _________   _________

Other Income (Deductions)
  (Note 2)                   (831)      (1,066)       2,451      (2,272)
                        _________    _________    _________   _________

Income Before Interest
  and Other Charges        85,242       90,890      257,717     265,094
                        _________    _________    _________   _________



Interest and Other Charges:
   Interest on long-term
    debt                   19,661       21,149       76,804      81,589
   Other interest           3,820        1,966       13,504       8,963
   Allowance for borrowed
    funds used during
     construction (Note 2) (1,940)        (727)      (5,587)     (1,969)
   Amortization of premium,
    reacquisition premium,
    discount and expense
    on debt, net            1,045          892        4,050       3,596
   Dividend requirements on
    preferred stocks of
    subsidiary              2,325        2,569        9,669      10,292
                        _________    _________    _________   _________

                           24,911       25,849       98,440     102,471
                        _________    _________    _________   _________

Net Income                 60,331       65,041      159,277     162,623

Dividend requirements on
  preferred shares            766          766        3,063       3,063
                        _________    _________    _________   _________


Balance available for
  common shareholders   $  59,565    $  64,275    $ 156,214   $ 159,560
                        =========    =========    =========   =========

Average common shares
  outstanding          64,103,491   65,621,433   64,445,752  66,120,693

Earnings per average
  common share          $    0.92    $    0.97    $    2.42   $    2.42
                        =========    =========    =========   =========

Dividends declared per
  common share          $    0.39    $    0.36    $    1.50   $    1.38
                        =========    =========    =========   =========

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
                           ===========



                                        Dollars in Thousands
                           __________________________________________________

                                                      Additional
  Three Months Ended                       Common      Paid-in      Retained
     (continued)               Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1995   $ 1,107,848  $   870,930  $    29,657  $   446,928
Net income                      60,331                                 60,331
Dividends:
 Preferred shares                 (766)                                  (766)
 Common shares                 (25,146)                               (25,146)
Treasury shares acquired       (10,448)
Issued:
 Employee stock purchase
  plan                             305                       142
 Long-term incentive plan        1,262                     1,631
Other                            1,400                       376         (171)
                           ___________  ___________  ___________  ___________

Balance, March 31, 1995    $ 1,134,786  $   870,930  $    31,806  $   481,176
                           ===========  ===========  ===========  ===========



                                        Dollars in Thousands         Shares
                           _____________________________________  ___________

                                                      Currency
  Three Months Ended         Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1995   $  (237,193) $      (970) $    (1,504)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (10,448)
Issued:
 Employee stock purchase
  plan                             163
 Long-term incentive plan        7,256       (7,625)
Other                                           573          622
                           ___________  ___________  ___________  ___________

  Balance, March 31, 1995  $  (240,222) $    (8,022) $      (882)  73,892,109
                           ===========  ===========  ===========  ===========

                              Shares
                           ___________


  Three Months Ended         Treasury
     (concluded)              Shares
========================   ===========

Balance, January 1, 1995    (9,986,720)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (333,999)
Issued:
 Employee stock purchase
  plan                          10,231
 Long-term incentive plan      290,250
Other
                           ___________

Balance, March 31, 1995    (10,020,238)
                           ===========


                                        Dollars in Thousands
                           __________________________________________________

                                                      Additional
                                           Common      Paid-in      Retained
  Twelve Months Ended          Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, April 1, 1993     $ 1,098,821  $   870,930  $    27,432  $   352,844
Net income                     162,623                                162,623
Dividends:
 Preferred shares               (3,063)                                (3,063)
 Common shares                 (90,945)                               (90,945)
Treasury shares acquired       (49,857)
Issued:
 Employee stock purchase
  plan                             574                       296
 Long-term incentive plan        3,880                        24
 Other                             430                        (2)         142
                           ___________  ___________  ___________  ___________

Balance, March 31, 1994    $ 1,122,463  $   870,930  $    27,750  $   421,601
                           ___________  ___________  ___________  ___________



                                        Dollars in Thousands         Shares
                           _____________________________________  ___________

                                                      Currency
  Twelve  Months Ended       Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, April 1, 1993     $  (148,249) $    (2,261) $    (1,875)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (49,857)
Issued:
 Employee stock purchase
  plan                             278
 Long-term incentive plan        3,902          (46)
Other                                           793         (503)
                           ___________  ___________  ___________  ___________

Balance, March 31, 1994    $  (193,926) $    (1,514) $    (2,378)  73,892,109
                           ___________  ___________  ___________  ___________



                              Shares
                           ___________


   Twelve Months Ended       Treasury
      (continued)             Shares
========================   ===========

Balance, April 1, 1993      (7,100,036)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,597,183)
Issued:
 Employee stock purchase
  plan                          17,540
 Long-term incentive plan      173,639
Other
                           ___________

Balance, March 31, 1994     (8,506,040)
                           ___________




                                        Dollars in Thousands
                           __________________________________________________

                                                      Additional
  Twelve Months Ended                      Common      Paid-in      Retained
      (concluded)              Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Net income                 $   159,277  $            $            $   159,277
Dividends:
 Preferred shares               (3,063)                                (3,063)
 Common shares                 (96,410)                               (96,410)
Treasury shares acquired       (54,892)
Issued:
 Employee stock purchase
  plan                             598                       277
 Long-term incentive plan        2,291                     1,701
Other                            4,522                     2,078         (229)
                           ___________  ___________  ___________  ___________

Balance, March 31, 1995    $ 1,134,786  $   870,930  $    31,806  $   481,176
                           ===========  ===========  ===========  ===========



                                        Dollars in Thousands         Shares
                           _____________________________________  ___________

                                                      Currency
  Twelve Months Ended        Treasury     Unearned   Translation     Common
      (concluded)             Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Net income                 $            $            $
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (54,892)
Issued:
 Employee stock purchase
  plan                             321
 Long-term incentive plan        8,275       (7,685)
Other                                         1,177        1,496
                           ___________  ___________  ___________  ___________

Balance, March 31, 1995    $  (240,222) $    (8,022) $      (882)  73,892,109
                           ===========  ===========  ===========  ===========


                              Shares
                           ___________


  Twelve Months Ended        Treasury
     (concluded)              Shares
========================   ===========

Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,870,241)
Issued:
 Employee stock purchase
  plan                          20,193
 Long-term incentive plan      335,850
Other
                           ___________

Balance, March 31, 1995    (10,020,238)
                           ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


Consolidated Statement of Cash Flows

                              Three Months               Twelve Months
                             Ended March 31,            Ended March 31,
                       ________________________ ___________________________

                           1995         1994           1995         1994
                       ===========  ===========    ===========  ===========
                                      (Dollars in thousands)

Cash flows from
 operating activities:
  Net income           $    60,331  $    65,041    $   159,277  $   162,623

Adjustments to
 reconcile net income
 to net cash:
   Depreciation and
    amortization            49,117       47,645        195,755      188,506
   Deferred federal
    and state
    operating income
    taxes, net             (17,057)     (15,068)       (13,477)      (1,582)
   Deferred investment
    tax credits, net        (1,868)        (962)        (7,405)      (6,558)
   Change in certain
    assets and
    liabilities* -
      Accounts
       receivable,
       net                 (30,954)     (36,746)        34,622      (21,164)
      Electric
       production
       fuel                 (6,588)      (1,920)        (1,482)      17,251
      Materials and
       supplies             (3,350)        (362)        (2,265)       5,770
      Natural gas in
       storage              55,766       44,741         (3,899)      (5,809)
      Accounts payable     (12,751)       9,534        (56,365)      40,368
      Taxes accrued         70,915       44,806          7,205        1,642
      Fuel adjustment
       clause                1,247       (2,837)         8,910       (4,316)
      Gas cost
       adjustment
       clause               47,318       35,659         18,514       20,139
      Other accruals        17,645       10,776          6,212      (10,619)
   Other, net               13,047       16,669         16,632        7,056
                       ___________  ___________    ___________  ___________
        Net cash
         provided by
         operating
         activities        242,818      216,976        362,234      393,307
                       ___________  ___________    ___________  ___________


Cash flows provided by
 (used in) investing
 activities:
   Utility construction
    expenditures           (49,939)     (52,822)      (197,703)    (199,233)
   Acquisition and
    construction
    expenditures
    related to
    Crossroads Pipeline
    Company                   (214)      (1,067)        (1,106)     (25,428)
   Return of capital from
    equity investments           0            0          8,000       32,435
   Other, net               (8,036)         195        (27,798)     (38,708)
                       ___________  ___________    ___________  ___________

        Net cash used
         in investing
         activities        (58,189)     (53,694)      (218,607)    (230,934)
                       ___________  ___________    ___________  ___________

Cash flows provided by
 (used in) financing
 activities:
   Issuance of
    long-term debt           4,351       20,395        206,531      488,664
   Issuance of
    short-term debt        270,861       87,401      1,204,237    1,106,507
   Net change in
    commercial paper       (93,000)     (42,895)        81,100        8,000
   Retirement of
    long-term debt            (864)      (5,042)      (214,394)    (382,070)
   Retirement of
    short-term debt       (332,400)    (147,401)    (1,275,389)  (1,215,358)
   Retirement of
    preferred stock         (3,570)           0        (13,765)      (2,010)
   Issuance of common
    shares                   1,396          685          2,771        4,671
   Acquisition of
    treasury shares        (10,448)     (14,273)       (54,892)     (49,857)
   Cash dividends paid
    on common shares       (25,146)     (23,676)       (95,048)     (90,225)
   Cash dividends paid
    on preferred
    shares                    (766)        (766)        (3,063)      (3,063)
   Other, net                  673         -               592       (1,487)
                       ___________  ___________    ___________  ___________

        Net cash
         used in
         financing
         activities       (188,913)    (125,572)      (161,320)    (136,228)
                       ___________  ___________    ___________  ___________


Net increase (decrease)
 in cash and cash
 equivalents                (4,284)      37,710        (17,693)      26,145

Cash and cash
 equivalents at
 beginning of period        40,441       16,140         53,850       27,705
                       ___________  ___________    ___________  ___________


Cash and cash
 equivalents at end
 of period              $   36,157  $    53,850    $    36,157  $    53,850
                       ===========  ===========    ===========  ===========

*Net of effects from purchase of Northern Indiana Fuel and Light
Company, Inc.

The accompanying notes to consolidated financial statements are an integral part of this statement.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HOLDING COMPANY STRUCTURE: NIPSCO Industries, Inc. (Industries) is an Indiana corporation serving as the holding company for a number of subsidiaries, including three public utility operating companies: Northern Indiana Public Service Company (Northern Indiana), Kokomo Gas and Fuel Company (Kokomo Gas) and Northern Indiana Fuel and Light Company, Inc. (NIFL).

      Industries' major non-utility subsidiaries include NIPSCO Development Company, Inc. (Development), NIPSCO Energy Services, Inc. (Services), and NIPSCO Capital Markets, Inc. (Capital Markets).

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Industries, its utility subsidiaries Northern Indiana, Kokomo Gas, NIFL and Crossroads Pipeline Company, a wholly owned subsidiary of Services (Utilities), and all non-utility subsidiaries. Investments for which Industries has at least a 20% interest and certain joint ventures are accounted for under the equity method of accounting. Investments with less than a 20% interest are accounted for under the cost method of accounting.
The operating results of all non-utility subsidiaries are included in "Other Income (Deductions)" in the Consolidated Statement of Income. Interest on long-term debt, other interest, and amortization of debt discount and expense are reflected as a component of "Interest and Other Charges." All significant intercompany items have been eliminated in consolidation. Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

      OPERATING REVENUES. Revenues are recorded based on estimated service rendered, but are billed to customers monthly on a cycle basis.

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions as a percentage of the cost of depreciable utility plant were approximately 4.0% and 4.1%, for the three and twelve month periods ended March 31, 1995, respectively, and 4.0% for the three and twelve month periods ended March 31, 1994. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

      Kokomo Gas provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 3.2% for the three and twelve month periods ended March 31, 1995, and March 31, 1994.

      NIFL provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.75% for the three and twelve month periods ended March 31, 1995, and March 31, 1994.

      The Utilities follow the practice of charging maintenance and repairs, including the cost of renewals of minor items of property, to maintenance expense accounts, except for repairs of transportation and service equipment which are charged to clearing accounts and redistributed to operating expense and other accounts. When property which represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to the accumulated provision for depreciation.

      COAL RESERVES. Northern Indiana has a long-term mining contract to mine its coal reserves through the year 2001. The costs of these reserves are being recovered through the rate making process as such coal reserves are used to produce electricity.

      OIL AND NATURAL GAS ACCOUNTING. NIPSCO Fuel Company, Inc., a wholly-owned subsidiary of Services uses the full-cost method of accounting for its oil and natural gas production activities. Under this method all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized and amortized on the units-of-production basis.

      POWER PURCHASED. Power purchases and net interchange power with other electric utilities under interconnection agreements are included in Cost of Energy under the caption "Power purchased."

      ACCOUNTS RECEIVABLE. At March 31, 1995, Northern Indiana had sold $100 million of certain of its accounts receivable under a sales agreement which expires May 31, 1997.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Industries considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:


                                  Three Months            Twelve Months
                                 Ended March 31,          Ended March 31,
                               ___________________      ____________________

                                 1995       1994          1995       1994
                               ========   =======       =========   =======
                                          (Dollars in thousands)

Income taxes                   $      0   $  2,435      $ 119,050   $ 92,248

Interest, net of amounts
  capitalized                  $ 15,909   $ 11,356      $ 87,291    $ 82,870


      FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment in charges for electric energy to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the Indiana Utility Regulatory Commission (Commission) applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under or overrecovery caused by variances between estimated and actual cost in a given three-month period will be included in a future filing. Northern Indiana records any under or overrecovery as a current asset or current liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the Commission and remains in effect for a three-month period.

      GAS COST ADJUSTMENT CLAUSE. All metered gas rates contain an adjustment factor which reflects the cost of purchased gas, contracted gas storage and storage transportation charges. The Utilities record any under or overrecovery as a current asset or current liability until such time as it is billed or refunded to their customers. The gas cost adjustment factor for Northern Indiana is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. The gas cost adjustment factors for Kokomo Gas and NIFL are subject to a semi-annual hearing by the Commission and remain in effect for a six-month period. If the statutory requirement relating to the level of return is satisfied, any under or overrecovery caused by variances between estimated and actual cost in a given three or six month period will be included in a future filing. See Note 4, Rate Matters (Take-or-Pay Pipeline Gas Costs) and (FERC Order No. 636) for a discussion of take-or-pay charges and gas transition cost charges.

      NATURAL GAS IN STORAGE. Based on the average cost of gas purchased in March, 1995, and December, 1994, the estimated replacement cost of gas in storage (current and non-current) at March 31, 1995, and December 31, 1994, exceeded the stated LIFO cost by approximately $38 million, respectively.

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


                                               March 31,        December 31,
                                                 1995               1994
                                             =============     =============
                                                  (Dollars in thousands)

Unamortized reacquisition
 premium on debt (Note 16)                   $     53,461      $      54,265
Unamortized R.M. Schahfer Unit 17
 and Unit 18 carrying charges
 and deferred depreciation  (See below)            78,144             79,198
Bailly scrubber carrying charges
 and deferred depreciation (See below)              8,852              7,864
Deferral of SFAS No. 106 expense
 not recovered (Note 8)                            47,372             43,939
FERC Order No. 636
 transition costs (Note 4)                         43,265             56,153
                                             ____________      _____________

                                                  231,094            241,419
                                             ____________      _____________

Less: Current portion of regulatory assets         35,082             45,970
                                             ____________      _____________

                                             $    196,012      $     195,449
                                             =============     =============

      In March, 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement imposes stricter criteria for retention of regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Northern Indiana anticipates adopting this standard on January 1, 1996, and does not expect that adoption will have a material impact on its financial position or results of operations based on the current regulatory structure in which Northern Indiana operates.

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

      At January 1, 1993, a pretax rate of 3.7% for all construction was being used; effective January 1, 1994, the rate increased to 5.0% and effective January 1, 1995, the rate increased to 7.0%.

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

(3)   PENDING TAX MATTER:  On  August 1, 1991, the Internal Revenue Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS believes that interest paid on the Notes should have been subject to United States tax withholding. The Notes were redeemed in 1985 and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana filed its petition challenging the assessment in the United States Tax Court. The matter was tried on May 31 and June 1, 1994, and briefing was completed September 30, 1994. Northern Indiana estimates that the IRS' claim approximates $47 million of principal and interest at March 31, 1995.
Northern Indiana's management and general counsel believe Northern Indiana will be successful in establishing that no tax withholding was required for the period.

(4)   RATE MATTERS:

      TAKE-OR-PAY PIPELINE GAS COSTS. The FERC has allowed certain interstate pipeline suppliers to pass on to their customers a portion of costs for contracted gas not purchased (take-or-pay), contract reformation and associated interest charges through direct billing to their customers, including the Utilities.

      Northern Indiana records take-or-pay costs as they are billed by the respective pipeline, and in an order dated September 28, 1988, the Commission allowed Northern Indiana to recover these additional gas costs on a volumetric basis from all customers, including transport customers. The Utilities have recovered approximately $194.1 million of take-or-pay costs and interest from their customers through March 31, 1995. As of March 31, 1995, an additional $6.1 million was scheduled to be billed to the Utilities and recovered from customers over a period of one to four years.

      FERC ORDER NO. 636.   On April 8, 1992, the FERC issued Order No. 636
which required interstate pipelines to restructure their services. Under the Order, existing pipeline sales services have been "unbundled" such that gas supplies are being sold separately from interstate transportation services.
 The Utilities' interstate pipeline suppliers have filed new tariffs with the FERC to implement Order No. 636, and the Utilities have contracted for a mix of transportation and storage services which allows them to meet the needs of their customers. Customers of the pipelines, such as the Utilities, are expected to benefit from enhanced access to competitively priced gas supplies as well as from more flexible transportation services. Pipelines are seeking to recover from their customers certain transition costs associated with restructuring under the Order No. 636 regulation. Any such recovery is subject to established review procedures at the FERC. Also, mandated changes in pipeline rate design could increase the cost of firm transportation service on interstate pipelines. All interstate pipelines are now operating under Order No. 636 regulation.

      The Utilities' pipeline suppliers have made certain filings with the FERC for the collection of their respective transition costs. The Utilities expect that the total transition costs from all suppliers will approximate $139 million. However, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $67 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. On November 2, 1994, the Commission issued an order which approved the recovery of these FERC-allowed transition costs on a volumetric basis from Northern Indiana's sales and transportation customers (which is consistent with what the Commission authorized for the recovery of take-or-pay pipeline gas costs). Certain industrial customers have appealed the November 2, 1994, order to the Indiana Court of Appeals. Regulatory assets, in amounts corresponding to the costs recorded, have been recorded to reflect the ultimate recovery of these costs.

(5) ENVIRONMENTAL MATTERS: Because of major investments made in modern environmental control facilities and the use of low sulfur coal, all of Northern Indiana's electric production facilities now comply with the sulfur dioxide limitations contained in acid deposition provisions of the Clean Air Act Amendments of 1990 (CAAA). Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

      The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants, which may require significant capital expenditures for control of these emissions. Northern Indiana is evaluating a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements, but Northern Indiana believes that any such mandated costs would be recoverable through the rate making process.

      The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action.

      Northern Indiana has received notices from the Environmental Protection Agency (EPA) that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and the Superfund Amendment and Reauthorization Act (SARA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation, analysis and remediation. At each of the sites, Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA and SARA, will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the site and avoid the imposition of fines or added costs. While all of the remedial costs at these sites are not determinable, Northern Indiana's analysis indicates its share of such costs with other PRPs should not have a significant impact on its financial position or the results of future operations.

      The Utilities have instituted a program to investigate former manufactured gas plants where one of them is the current or former owner. The Utilities have identified twenty-seven of these sites and made visual inspections of these sites. The Utilities have conducted initial samplings at eight sites. Follow-up investigations have been conducted at three sites and potential remedial measures are being evaluated. The Utilities will continue their program to assess sites during 1995. During the follow-up investigation of the former manufactured gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management
(IDEM) and the EPA. Northern Indiana is evaluating this site to determine what remedial measures, if any, may be needed.

      Northern Indiana was notified by the IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

      Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have each notified the other about five former manufactured gas plants at which both companies or their predecessors were former owners or operators. Northern Indiana is discussing various matters with Indiana Gas, including past and future steps to further investigate or remediate these sites and potential cost allocation for this activity. One of these sites was the Lafayette site which Indiana Gas had previously notified Northern Indiana was being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified PSI Energy, Inc. that it was a former owner or operator of seven former manufactured gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities.

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

(6) INCOME TAXES. Effective January 1, 1993, Industries adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities.

      To implement SFAS No. 109, certain adjustments were made to deferred income taxes. To the extent such income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been recorded in the Consolidated Balance Sheet. These adjustments include the amounts reflecting the Utilities' obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal tax rate which are currently being credited to ratepayers using the average rate assumption method required by the Tax Reform Act of 1986 and the Commission. The Consolidated Balance Sheet at March 31, 1995, and December 31, 1994, reflects a net regulatory income tax liability of $16.8 million and $18.6 million, respectively. The net regulatory income tax liability is derived from regulatory assets primarily attributable to undepreciated AFUDC-equity and the cumulative net amount of other income tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate making process, and regulatory liabilities primarily attributable to deferred taxes provided at rates in excess of the current statutory rate, as discussed above, and unamortized deferred investment tax credits.

      The components of the net deferred income tax liability at March 31, 1995, and December 31, 1994, are as follows:


                                        March 31, 1995      December 31, 1994
                                       ===============     ==================
                                               (Dollars in thousands)

Deferred tax liabilities -
  Accelerated depreciation
   and other property differences         $   694,473         $   691,319
  AFUDC-equity                                 41,890              42,447
  Adjustment clauses                             -                 10,596
  Take-or-pay gas costs                         1,887               2,045
  Other regulatory assets                      22,671              22,125
  Reacquisition premium on debt                20,278              20,580

Deferred tax assets -
  Deferred investment tax credits             (45,995)            (46,703)
  Removal costs                              (108,596)           (105,671)
  Adjustment clauses                           (7,056)               -
  FERC Order No. 636 transition costs          (4,703)             (5,461)
  Other postretirement benefits               (24,672)            (22,712)
  Regulatory income tax liability              (6,388)             (7,054)
  Other, net                                  (18,096)            (20,231)
                                          ___________         ___________

                                              565,693             581,280

Less: Deferred income taxes related to
 current assets and liabilities               (16,654)               (586)
                                          ___________         ___________

Deferred income taxes - noncurrent        $   582,347         $   581,866
                                          ===========         ===========


      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:


                                       Three Months        Twelve Months
                                      Ended March 31,      Ended March 31,
                                   ____________________  ____________________

                                     1995       1994       1995       1994
                                   =========  =========  =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                           $  49,378  $  46,797  $ 102,902  $  93,925
 State                                 7,121      7,035     15,484     13,945
                                   _________  _________  _________  _________

                                      56,499     53,832    118,386    107,870
                                   _________  _________  _________  _________

Deferred income taxes, net-
 Federal and State-
 Accelerated depreciation and
  other property differences           2,012      3,277      7,063     13,630
 Removal costs                        (2,851)    (2,809)   (12,135)    (8,644)
 Adjustment clauses                  (10,946)   (13,838)   (14,133)    (6,555)
 FERC Order No. 636
  transition costs                    (5,447)      -         5,946       -
 Take-or-pay gas costs                  (160)    (1,106)    (1,243)    (6,431)
 Reacquisition premium on debt          (307)      (258)     2,738      2,827
 Other                                   642       (334)    (1,713)     3,591
                                   _________  _________  _________  _________


                                     (17,057)   (15,068)   (13,477)    (1,582)
                                   _________  _________  _________  _________

Deferred investment tax credits,
 net                                  (1,868)      (962)    (7,405)    (6,558)
                                   _________  _________  _________  _________

  Total utility operating income
   taxes                              37,574     37,802     97,504     99,730

Income tax applicable to non-
 operating activities and income
 of non-utility subsidiaries          (2,056)    (1,677)   (16,712)    (5,699)
                                   _________  _________  _________  _________

  Total income taxes               $  35,518  $  36,125  $  80,792  $  94,031
                                   =========  =========  =========  =========


      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                      Three Months          Twelve Months
                                     Ended March 31,       Ended March 31,
                                  ___________________   ____________________

                                    1995       1994       1995       1994
                                  ========  =========   =========  =========
                                            (Dollars in thousands)

Net Income                        $ 60,331  $  65,041   $ 159,277  $ 162,623
Add-Income taxes                    35,518     36,125      80,792     94,031
  Dividend requirements on
    preferred stocks of subsidiary   2,325      2,569       9,669     10,292
                                  ________  _________   _________  _________

Income before preferred dividend
  requirements of subsidiary and
  income taxes                    $ 98,174  $ 103,735   $ 249,738  $ 266,946
                                  ========  =========   =========  =========


Amount derived by multiplying
 pretax income by the statutory
 rate                             $ 34,361  $  36,307   $  87,409  $  94,376

Reconciling items multiplied by
 the statutory rate:
   Book depreciation over related
    tax depreciation                 1,004        967       4,081      3,881
   Amortization of deferred
    investment tax credits          (1,868)    (1,928)     (7,406)    (7,524)
   State income taxes, net of
    federal income tax benefit       3,185      3,377       8,643      8,734
   Fair market value of property
    donated in excess of book
    value                             -          -         (7,753)      -

   Reversal of deferred taxes
    provided at rates in excess
    of the current federal income
    tax rate                        (1,360)    (1,298)     (5,869)    (4,997)
   Other, net                          196     (1,300)      1,687       (439)
                                  ________  _________   _________  _________

     Total income taxes           $ 35,518  $  36,125   $  80,792  $  94,031
                                  ========  =========   =========  =========

(7) Pension Plans. Industries and its subsidiaries have three noncontributory, defined benefit retirement plans covering substantially all employees. Benefits under the plans reflect the employees' compensation, years of service and age at retirement.

      The plans' funded status as of January 1, 1995, and 1994 are as follows:


                                                      1995           1994
                                                   =========      =========
                                                    (Dollars in thousands)

Vested benefit obligation                          $ 449,043      $ 481,755
Nonvested benefit                                     97,138         86,373
                                                   _________      _________

Accumulated benefit obligation                     $ 546,181      $ 568,128
                                                   =========      =========

Projected benefit obligation for service
 rendered to date                                  $ 613,094      $ 657,068
Plan assets at fair market value                     571,624        605,379
                                                   _________      _________

Projected benefit obligation in excess of plan
 assets                                               41,470         51,689
Unrecognized transition obligation at January 1,
 being recognized over 17 years                      (48,906)       (54,055)
Unrecognized prior service cost                      (29,847)       (31,464)
Unrecognized gains                                    47,788         51,154
                                                   _________      _________

Accrued pension costs                              $  10,505      $  17,324
                                                   =========      =========

      The accumulated benefit obligation is the present value of future pension benefit payments and is based on the plan benefit formula without considering expected future salary increases. The projected benefit obligation considers estimated future salary increases. Discount rates of 8.75% and 7.50% and rates of increase in compensation levels of 5.5% were used to determine the accumulated benefit obligation and projected benefit obligation at January 1, 1995, and 1994, respectively. The decrease in the accumulated benefit obligation as of January 1, 1995, is mainly caused by the increase in the discount rate to 8.75% and was partially offset by changes in other plan assumptions.

      The following items are the components of provisions for pensions for the three months ended March 31, 1995, and March 31, 1994:


                                                     March 31,    March 31,
                                                       1995         1994
                                                    ==========   ==========
                                                     (Dollars in thousands)

Service costs                                       $    3,299   $    3,627
Interest costs                                          13,338       12,050
Estimated return on plan assets                        (12,864)     (11,931)
Amortization of transition obligation                    1,355        1,347
Other net amortization and deferral                        659          621
                                                    __________   __________

                                                    $    5,787   $    5,714
                                                    ==========   ==========


    Assumptions used in the valuation and determination of 1995 and 1994 pension expenses were as follows:

                                                       1995        1994
                                                     =======     =======

Discount rate                                         8.75%       7.50%
Rate of increase in compensation levels               5.50%       5.50%
Expected long-term rate of return on assets           9.00%       8.25%


      The plans' assets are invested primarily in common stocks, bonds and notes.

      Industries recorded provisions for pension costs as follows:

                                                     March 31,    March 31,
                                                       1995         1994
                                                    ==========   ==========
                                                     (Dollars in thousands)

Three months ended                                  $   5,787    $    5,714
Twelve months ended                                 $  21,307    $   22,944


(8) POSTRETIREMENT BENEFITS. Industries provides certain health care and life insurance benefits for retired employees. Substantially all of Industries' employees may become eligible for those benefits if they reach retirement age while working for Industries. Those and similar benefits for active employees are provided through insurance plans whose premiums are based on the benefits to active employees and retirees paid during the year. Prior to January 1, 1993, the Utilities recognized the cost of providing those benefits by expensing insurance premiums, which is consistent with current rate making practices.

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

      The following table sets forth the plans' accumulated postretirement benefit obligation as of January 1, 1995, and January 1, 1994.


                                                 January 1,     January 1,
                                                    1995           1994
                                                 ==========     ==========
                                                  (Dollars in thousands)

Retirees                                         $  96,676      $  89,650
Fully eligible active plan participants             20,008         30,501
Other active plan participants                     105,991        150,215
                                                 _________      _________

Accumulated postretirement benefit obligation      222,675        270,366
Unrecognized transition obligation at January 1,
 being recognized over 20 years                   (208,681)      (220,274)
Unrecognized actuarial gain (loss)                  45,496        (20,737)
                                                 _________      _________

Accrued liability for postretirement benefits    $  59,490      $  29,355
                                                 =========      =========


      A discount rate of 8.75% and a pre-Medicare medical trend rate of 11% declining to a long-term rate of 7% and a discount rate of 7.5% and a pre-Medicare medical trend rate of 12% declining to a long-term rate of 7% were used to determine the accumulated postretirement benefit obligation at January 1, 1995, and 1994, respectively.

      The transition obligation at January 1, 1993, for accumulated postretirement benefits earned and not recognized is being amortized over twenty years as allowed by SFAS No. 106.

      Net periodic postretirement benefits costs for the three and twelve months ended March 31, 1995, and March 31, 1994, include the following components:



                                    Three Months         Twelve Months
                                   Ended March 31,       Ended March 31,
                                  ________________      ________________

                                    1995     1994         1995    1994
                                  =======  =======      =======  =======
                                         (Dollars in thousands)

Service costs                     $ 1,526  $ 2,045      $ 7,753  $ 7,207
Interest costs                      4,745    4,962       19,728   18,654
Amortization of transition
 obligation over 20 years           2,899    2,882       11,610   11,596
Amortization of unrecognized
 actuarial (gain)                    (541)       0         (541)       0
                                  _______  _______      _______  _______

                                  $ 8,629  $ 9,889      $38,550  $37,457
                                  =======  =======      =======  =======


      The net periodic postretirement benefit costs for 1995 were determined assuming a 8.75% discount rate, a 5% rate of compensation increase and a pre-Medicare medical trend rate of 11% declining to a long-term rate of 7%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1995, by approximately $32.0 million and increase the aggregate of the service and interest cost components of plan costs by approximately $1.2 million for the three months ended March 31, 1995. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates or plan changes.

      On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate making purposes and authorized the deferral, as a regulatory asset to be recovered through future revenues, of the net increase in cost until such time as the new accrual cost method may be reflected in the rate making process in the next general rate proceeding. The Commission stated that a deferral period of four years or less would be rebuttably presumed to be reasonable and also indicated each utility would have to demonstrate its postretirement benefit costs were prudent and reasonably incurred at the time such costs were proposed to be recovered in the rate making process. Northern Indiana expects to request recovery of such costs within that period. In addition, while the Commission stated it was hopeful something less than full accrual of such costs in rates would be possible under generally accepted accounting principles, Northern Indiana believes the Commission recognizes the full accrual of such postretirement benefits may be required in future rate proceedings in order to avoid any negative impact on a utility's earnings. Northern Indiana is deferring as a regulatory asset the difference between the amount that would have been charged to expense under pay-as-you-go accounting and the amount accrued in accordance with the new standard. Accordingly, Northern Indiana believes SFAS No. 106 will not have a material effect on future results of operations.

(9) POSTEMPLOYMENT BENEFITS. Effective January 1, 1994, Industries adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires Industries to accrue the estimated cost of benefits provided to former or inactive employees after employment but before retirement. Adoption of SFAS No. 112 did not have a material impact on financial position or results of operations.

(10)  AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS:

      Industries -
        20,000,000 shares - Preferred - without par value

      Effective March 2, 1990, 2,000,000 shares of Industries' Series A Junior Participating Preferred Shares were reserved for issuance pursuant to the Share Purchase Rights Plan described in Note 14, Common Shares.

      Northern  Indiana -
        2,400,000 shares - Cumulative Preferred - $100 par value

        3,000,000 shares - Cumulative Preferred - no par value

        2,000,000 shares - Cumulative Preference - $50 par value (none outstanding)

        3,000,000 shares - Cumulative Preference - no par value (none issued)

      Note 11 sets forth the preferred stocks which are redeemable solely at the option of the issuer, and Note 12 sets forth the preferred stocks which are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer.

      The Preferred shareholders of Industries and Northern Indiana have no voting rights, except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

(11) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF THE ISSUER, OUTSTANDING AT MARCH 31, 1995, AND DECEMBER 31, 1994 (SEE NOTE 10):

                                                                   Redemption
                                                                     Price at
                                        March 31,    December 31,    March 31,
                                          1995          1994           1995
                                        ========     ===========    ==========
                                                (Dollars in thousands)

Northern Indiana Public Service Company
Cumulative preferred stock - $100 par
 value -

 4-1/4% series - 209,216 and
  211,266 shares outstanding,
  respectively                          $  20,922    $    21,127    $   101.20

 4-1/2% series -  79,996 shares
  outstanding                               8,000          8,000        100.00

 4.22% series -  106,200 shares
  outstanding                              10,620         10,620        101.60

 4.88% series -  100,000 shares
  outstanding                              10,000         10,000        102.00

 7.44% series -   41,900 shares
  outstanding                               4,190          4,190        101.00

 7.50% series -   34,842 shares
  outstanding                               3,484          3,484        101.00

   Premium on preferred stock                 254            254


Cumulative preferred stock -
no par value -
 Adjustable rate (6.00% at March 31,
   1995),
   Series A (stated value $50 per
   share) - 524,485 and 574,285 shares
   outstanding, respectively               26,224         28,714         50.00
                                        _________      _________

                                        $  83,694      $  86,389
                                        =========      =========

      During the period April 1, 1993, to March 31, 1995, there were no issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon 30 days notice at the option of Northern Indiana at the redemption prices shown, except that the redemption price for the Adjustable Rate Preferred will be reduced periodically in the future.

(12) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT MARCH 31, 1995, AND DECEMBER 31, 1994 (SEE NOTE 10):

                                                  March 31,      December 31,
                                                    1995             1994
                                                 ==========     =============
                                                   (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of issuer:

Northern Indiana Public Service Company:
  Cumulative preferred stock - $100 par value -
    8.85% series - 100,000 shares outstanding,
      excluding sinking fund payments due within
      one year                                    $ 10,000        $ 10,000

    7-3/4% series - 55,568 shares outstanding,
      excluding sinking fund payments due within
      one year                                       5,557           5,557

    8.35% series - 75,000 shares outstanding,
      excluding sinking fund payments due within
      one year                                       7,500           7,500

  Cumulative preferred stock - no par value -
    6.50% series - 430,000 shares outstanding       43,000          43,000
                                                  ________        ________

                                                    66,057          66,057
                                                  ________        ________

NIPSCO Industries, Inc.:
  Cumulative preferred shares - without par
   value - 8.75% series (stated value - $100
   per share), 350,000 shares outstanding           35,000          35,000
                                                  ________        ________

                                                  $101,057        $101,057
                                                  ========        ========


        The redemption prices at March 31, 1995, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana and Industries are as follows:



Series     Redemption Price Per Share           Annual Sinking Fund Provisions
======     ==========================           ==============================

Northern Indiana Public Service Company:
  Cumulative preferred stock - $100 par value -
    8.85%  $102.22, reduced periodically         12,500 shares on or
                                                   before April 1.

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

    7-3/4% $104.76, reduced periodically         2,777 shares on or
                                                   before December 1;
                                                   noncumulative option
                                                   to double amount each
                                                   year.

  Cumulative preferred stock - no par value -
    6.50%  $100.00 on October 14, 2002           430,000 shares on
                                                   October 14, 2002.

NIPSCO Industries, Inc.:
  Cumulative preferred shares - without par value -
    8.75%  $100.00 on January 14, 1996           350,000 shares on
                                                   January 14, 1996.


        Sinking fund requirements with respect to redeemable preferred stocks outstanding at March 31, 1995, for each of the twelve month periods subsequent to March 31, 1996, are as follows:


Twelve Months Ended March 31:*
===================================================

1997                                 $  1,827,700
1998                                 $  1,827,700
1999                                 $  1,827,700
2000                                 $  1,827,700

* Table does not reflect redemptions made after March 31, 1995.


(13) COMMON SHARE DIVIDEND: During the next few years, Industries expects that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At March 31, 1995, Northern Indiana had approximately $161.7 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(14) COMMON SHARES: Industries has 200,000,000 common shares authorized without par value.

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

        COMMON SHARE REPURCHASES. The Board of Directors of Industries has authorized the repurchase of approximately 14.6 million common shares in addition to those required in connection with the acquisitions of Kokomo Gas and NIFL. At March 31, 1995, Industries had purchased approximately 14.2 million shares at an average price of $22.96 per share of which 1,848,588 shares and 1,112,862 shares were reissued in connection with the Kokomo Gas and NIFL acquisitions, respectively. Approximately 3.3 million additional common shares may be repurchased under the Board's authorization.

(15) LONG-TERM INCENTIVE PLAN: Industries' Long-Term Incentive Plan (the 1988 Plan) for key management employees, which was approved by shareholders on April 13, 1988, provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998. At March 31, 1995, there were 255,961 shares reserved for future awards under the 1988 Plan. On April 13, 1994, shareholders adopted Industries' 1994 Long-Term Incentive Plan (1994
Plan). It is similar to the 1988 plan and provides an additional 2.5 million common shares available for issuance to key employees through 2004. No awards have been issued under the 1994 Plan. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at March 31, 1995.

        The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries stock or a combination thereof. Restricted stock awards are restricted as to transfer and subject to forfeiture for specific periods from the date of grant. Restrictions on the shares awarded during 1990 and 1991 lapse five years from date of grant and vest subject to specific share price appreciation conditions. Restrictions on shares awarded in 1995 vest five years from date of grant and will vest subject to specific earnings per share and stock appreciation goals. If a participant's employment is terminated other than by reason of death, disability or retirement, restricted shares are forfeited. There were 400,500 and 150,500 restricted shares outstanding at March 31, 1995, and December 31, 1994, respectively.

        Changes in outstanding shares under option and SARs for three and twelve month periods ended March 31, 1995, and 1994, are as follows:



                                 Nonqualified Stock Options
                      _______________________________________________

Three Months Ended                Option                   Option
    March 31,          1995        Price         1994       Price
==================    ========================  ========================

Balance beginning
 of period            1,097,550  $10.94-$33.19  890,800    $10.94-$33.19
  Granted                 5,000  $30.31-$30.31        0
  Exercised             (40,250) $10.94-$26.06  (18,250)   $10.94-$26.06
  Cancelled              (2,600) $28.75-$33.19   (8,300)   $33.19
                      _________                ________

Balance end of
 period               1,059,700  $10.94-$33.19  864,250    $10.94-$33.19
                      =========                 =======


Shares exercisable      765,900  $10.94-$33.19  584,050    $10.94-$26.06


                                 Nonqualified Stock Options
                                          With SARs
                       ______________________________________________

Three Months Ended                 Option                  Option
    March 31,           1995        Price        1994       Price
==================     =====================    =====================

Balance beginning
 of period             9,900       $10.94       9,900       $10.94
  Granted                  0                        0
  Exercised                0                        0
  Cancelled                0                        0
                      _______                  _______

Balance end of
 period                9,900       $10.94       9,900       $10.94
                      =======                  =======


Shares exercisable     9,900       $10.94       9,900       $10.94



                                 Nonqualified Stock Options
                      _______________________________________________

Twelve Months Ended                Option                  Option
    March 31,          1995        Price         1994       Price
==================    =====================     =====================

Balance beginning
 of period              864,250  $10.94-$33.19  762,850  $10.94-$26.06
  Granted               299,650  $28.75-$30.31  288,500  $33.19
  Exercised             (83,850) $10.94-$26.06 (174,600) $10.94-$26.06
  Cancelled             (20,350) $28.75-$33.19  (12,500) $26.06-$33.19
                      _________                ________

Balance end of
 period               1,059,700  $10.94-$33.19  864,250  $10.94-$33.19
                      =========                ========

Shares exercisable      765,900  $10.94-$33.19  584,050  $10.94-$26.06


                                 Nonqualified Stock Options
                                          With SARs
                       ______________________________________________

Twelve Months Ended                 Option                  Option
    March 31,           1995        Price        1994       Price
==================     =====================    =====================

Balance beginning
 of period             9,900       $10.94      11,500       $10.94
  Granted                  0                        0
  Exercised                0                        0
  Cancelled                0                   (1,600)      $10.94
                      _______                  _______

Balance end of
 period                9,900       $10.94       9,900       $10.94
                      =======                  =======

Shares exercisable     9,900       $10.94       9,900       $10.94


        The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 100,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options in the future. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of April 12, 1995, 27,750 shares were issued under the Plan.

(16) LONG-TERM DEBT: At March 31, 1995, and December 31, 1994, Industries' long-term debt, excluding amounts due within one year, issued and not retired or cancelled was as follows:


                                                  Amount Outstanding
                                             _____________________________

                                               March 31,       December 31,
                                                 1995              1994
                                              ===========      ===========
                                                 (Dollars in thousands)

Northern Indiana Public Service Company
First mortgage bonds -
 Series O, 6-3/8%, due September 1, 1997      $    25,747      $    25,747
 Series P, 6-7/8%, due October 1, 1998             14,509           14,509
 Series T, 7-1/2%, due April 1, 2002               40,543           40,543
 Series U, 8-1/8%, due July 15, 2003               55,239           55,239
 Series Z, 8-1/8%, due August 15, 2007             39,559           39,569
 Series NN, 7.10%, due July 1, 2017                55,000           55,000
                                              ___________      ___________

       Total                                      230,597          230,607
                                              ___________      ___________

Pollution control notes and bonds -
 Series A Note -
   City of Michigan City,
  5.70% due October 1, 2003                       20,750           20,750
 Series 1988 Bonds - Jasper County -
   Series  A, B and C
   4.11% weighted average at
   March 31, 1995, due November 1, 2016           130,000          130,000
 Series 1988 Bonds - Jasper County -
   Series D 4.14% weighted average at
   March 31, 1995, due November 1, 2007            24,000           24,000
 Series 1994 Bonds - Jasper County -
   Series A - 4.50% weighted average at
   March 31, 1995, due August 1, 2010              10,000           10,000
 Series 1994 Bonds - Jasper County -
   Series B - 4.50% weighted average at
   March 31, 1995, due June 1, 2013                18,000           18,000
 Series 1994 Bonds - Jasper County -
   Series C - 4.50% weighted average at
   March 31, 1995, due April 1, 2019               41,000           41,000
                                              ___________      ___________

        Total                                     243,750          243,750
                                              ___________      ___________
Medium-term notes -
  Issued at interest rates between 4.94%
  and 7.64% with a weighted average interest
  rate of 6.47% and various maturities between
  July 25, 1996 and January 19, 2024              594,750          594,750
                                              ___________      ___________
Unamortized premium and discount on
  long-term debt, net                              (3,657)          (3,756)
                                              ___________      ___________

       Total long-term debt of
        Northern Indiana Public
        Service Company                         1,065,440        1,065,351
                                              ___________      ___________

NIPSCO Capital Markets, Inc.
 Medium-term note - 9.95% - due June 10, 1996       7,500            7,500
 Unamortized discount                                  (8)              (9)
 Zero coupon notes - $7.57%, $72,500 at
  maturity, due December 1, 1997                   59,472           58,373
                                              ___________      ___________

       Total long-term debt of NIPSCO
        Capital Markets, Inc.                      66,964           65,864
                                              ___________      ___________

NIPSCO Development Company, Inc.
 Lake Erie Land Company - Notes Payable -
  Interest rates between 9.00% and 10.00%
   with a weighted average interest rate
   of 9.41% and various maturities between
   July 5, 1996 and June 30, 1998                   3,103            3,155

 Elm Energy and Recycling (UK), Ltd.
  Term Loan Facility - 6.79% - due
   December 31, 2004                               37,858           34,606

 Metals Technology Corporation - Notes Payable -
    Mortgage note, 9.50% - due
     September 25, 2005                                98               98

 NDC Douglas Properties, Inc.
  Notes Payable -
   Interest rates of 6.72% and 7.94% with
    a weighted average interest rate of 7.57%
    and maturities through January 1, 2005         10,462           11,264
                                             ____________     ____________

       Total long-term debt of NIPSCO
        Development Company,Inc.                   51,521           49,123
                                             ____________     ____________

       Total long-term debt, excluding
        amounts due in one year              $  1,183,925     $  1,180,338
                                             ============     ============


        The sinking fund requirements of long-term debt outstanding at March 31, 1995, (including the maturity of Northern Indiana's first mortgage bonds:
Series O, 6-3/8%, due September 1, 1997; Series P, 6-7/8%, due October 1, 1998; Northern Indiana's medium-term notes due from April 6, 1998 to March 24, 2000; Capital Markets' medium-term note due June 10, 1996, and Zero Coupon Notes due December 1, 1997; and Lake Erie Land Company's notes payable due July 5, 1996 to June 30, 1998; and NDC Douglas Properties, Inc. notes payable due December 22, 1999), for each of the twelve month periods subsequent to March 31, 1996, are as follows:


Twelve Months Ended March 31,
=============================

1997            $  97,123,358
1998              147,059,687
1999               58,326,302
2000               15,044,297


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

        On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April, 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. A total of $120.0 million of the Medium-Term
Notes, Series D, were issued to complete the permanent refinancing of those first mortgage bonds. As of March 31, 1995, an additional $169,275,000 of Medium-term Notes, Series D, can be issued in the future.

        On August 25, 1994, Jasper County, Indiana issued Pollution Control Refunding Revenue Bonds, Series 1994 (Northern Indiana Public Service Company Project) (the "Series 1994 Bonds"), including $10 million of Series 1994A Bonds, due August 1, 2010; $18 million of Series 1994B Bonds, due June 1, 2013; and $41 million of Series 1994C Bonds, due April 1, 2019. The proceeds of these issuances were loaned to Northern Indiana under similar terms. The initial interest rate on Series 1994 Bonds was 3.10%, which resets daily. The proceeds of the Series 1994A and Series 1994C were used to retire on October 15, 1994, $10 million of Series MM First Mortgage Bonds, 7-1/2%, due October 15, 2004 and $41 million of Series LL First Mortgage Bonds, 7-1/2%, due October 15, 2014. The proceeds of the Series 1994B Bonds were used to retire the $18 million Series 1978 Notes, 6.70%, on August 25, 1994. The Series 1994 Bonds are secured by Letters of Credit from Union Bank of Switzerland.

        The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $343.6 million at March 31, 1995.

(17) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1997, unless extended by its terms. As of March 31, 1995, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1995, which are expected to be renewed for the subsequent twelve month period. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1995, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

        Northern Indiana also has $273.5 million of money market lines of credit. As of March 31, 1995, $28.4 million of borrowings were outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1995, there were no borrowings outstanding under this facility.

        Northern Indiana uses commercial paper to fund short-term working capital requirements. As of March 31, 1995, Northern Indiana had $69.9 million in commercial paper outstanding, having a weighted average interest rate of 6.13%.

        Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1997, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the back-up instrument for a commercial paper program. As of March 31, 1995, there were no borrowings outstanding under this agreement.

        Capital Markets also has $105 million of money market lines of credit. As of March 31, 1995, $14.4 million of borrowings were outstanding under these lines of credit.

        As of March 31, 1995, Capital Markets had $43.2 million in commercial paper outstanding, having a weighted average interest rate of 6.20%.

(18) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a 20-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.1 million.

        The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 1995:


Twelve Months Ended March 31,
============================================
                 (Dollars in thousands)

1996                               $  4,893
1997                                  3,901
1998                                  3,469
1999                                  2,286
2000                                  1,773
Later years                          22,412
                                   ________
Total minimum payments required    $ 38,734
                                   ========

        The consolidated financial statements include rental expense for all operating leases as follows:


                             March 31,     March 31,
                               1995          1994
                            ==========    ==========
                             (Dollars in thousands)

Three months ended          $    1,828    $    1,857
Twelve months ended         $    7,861    $    7,379


(19) COMMITMENTS: Northern Indiana estimates that approximately $774 million will be expended for construction purposes for the period from January 1, 1995, to December 31, 1999. Substantial commitments have been made by Northern Indiana in connection with this program.

        Northern Indiana has entered into a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and Mitsubishi Heavy Industries America, Inc., under which Pure Air will provide scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at Bailly Generating Station. Services under this contract commenced on June 15, 1992, with annual charges approximating $20 million. The scrubber project will receive $14.4 million in government funding for operating and maintenance expenses during a three-year demonstration period. Pure Air is required to meet certain performance standards during the demonstration period commencing with the date above. During this period, either Northern Indiana or Pure Air can terminate this agreement unilaterally. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminates the agreement prior to the end of the 20-year contract period.

        Harbor Coal Company (Harbor Coal), a wholly-owned subsidiary of Development, has invested in a partnership to finance, construct, own and operate a $65 million pulverized coal injection facility which began commercial operation in August, 1993. The facility receives raw coal, pulverizes it and delivers it to Inland Steel Company for use in the operation of its blast furnaces. Harbor Coal is a 50% partner in the project with an Inland Steel affiliate. Industries has guaranteed the payment and performance of the partnership's obligations under a sale and leaseback of a 50% undivided interest in the facility.

(20) FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        CASH AND CASH EQUIVALENTS: The carrying amount approximates fair value because of the short maturity of those instruments.

        INVESTMENTS: The fair value of investments are estimated based on market prices for those or similar investments.

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

        The carrying values and estimated fair values of Industries' financial instruments are as follows:

                                March 31, 1995        December 31, 1994
                           _______________________  ______________________
                            Carrying   Estimated     Carrying    Estimated
                             Amount    Fair Value     Amount     Fair Value
                           ==========  ===========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $   36,157  $   36,157    $   40,441  $   40,441
Investments                $   30,845  $   31,717    $   23,863  $   24,612
Long-term debt
 (including current
  portion)                 $1,189,210  $1,152,199    $1,207,936  $1,102,019
Preferred stock            $  185,329  $  159,441    $  189,274  $  156,591


        The majority of the long-term debt relates to utility operations.
The Utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(21) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 4% of gas revenue (including transportation services) and 25% of electric revenue for the twelve months ended March 31, 1995, as compared to 2% and 24%, respectively, for the twelve months ended March 31, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

HOLDING COMPANY -

        NIPSCO Industries, Inc. (Industries), an Indiana corporation, became a holding company on March 3, 1988. Northern Indiana Public Service Company (Northern Indiana), Northern Indiana Fuel and Light Company, Inc. (NIFL), Kokomo Gas and Fuel Company (Kokomo Gas), NIPSCO Development Company, Inc., (Development), NIPSCO Energy Services, Inc. (Services), and NIPSCO Capital Markets, Inc. (Capital Markets) are subsidiaries of Industries. NIPSCO Fuel Company, Inc. (Fuel), NI-TEX Inc. (NI-TEX), NIPSCO Energy Trading Corp. (NETCO) and Crossroads Pipeline Company (Crossroads) are direct subsidiaries of Services. The following discussion, except where noted, is attributable to the utility operations of Northern Indiana, Kokomo Gas, NIFL and Crossroads (the Utilities).

REVENUES -

        Total operating revenues for the twelve months ended March 31, 1995, decreased $88.4 million as compared to the twelve months ended March 31, 1994. Gas revenues decreased $94.9 million and electric revenues increased $6.5 million.

        The decrease in gas revenues was largely attributable to decreased sales to residential and commercial customers due to milder weather, partially offset by increased deliveries of gas transported to others and decreased purchase gas cost per dekatherm (dth). Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over the Utilities' systems. The Utilities had approximately 697,400 gas customers at March 31, 1995.

        The increase in electric revenues for the twelve months ended March 31, 1995, was mainly due to increased sales to industrial customers and was partially offset by lower fuel cost per kilowatt-hour (kwh) and decreased sales to wholesale customers. At March 31, 1995, Northern Indiana had approximately 402,000 electric customers.

        Total operating revenue for the three months ended March 31, 1995, decreased $43.1 million as compared to the three months ended March 31, 1994. Gas revenues decreased $33.7 million and electric revenues decreased
$9.4 million as compared to the same period in 1994. The decrease in gas revenues was mainly due to warmer weather. The decrease in electric revenue for the three months ended March 31, 1995, was mainly due to warmer weather and transitional rate adjustments to industrial customers signing new five-yearr contracts, partially offset by increased commercial and industrial sales.

        The basic steel industry accounted for 38% of natural gas delivered (including volumes transported) and 40% of electric sales during the twelve months ended March 31, 1995.

        The components of the variations in gas and electric revenues are shown in the following tables:

                                           Variations from Prior Periods
                                         ________________________________

                                                   March 31, 1995
                                                     Compared to
                                                   March 31, 1994
                                          Three Months      Twelve Months
                                         =============      =============
                                               (Dollars in thousands)

Gas Revenue -
 Pass through of net changes
  in purchased gas costs, gas storage
  and storage transportation costs        $   (26,361)      $    (52,713)
 Take-or-pay costs and
  transition costs                             20,321             30,256
 Changes in sales levels                      (28,095)           (75,066)
 Gas transport levels                             465              2,587
                                          ___________       ____________

Gas Revenue Change                        $   (33,670)      $    (94,936)
                                          ___________       ____________

Electric Revenue  -
 Pass through of net changes
  in fuel costs                           $    (8,255)      $     (7,828)
 Changes in sales levels                       (1,128)            14,336
                                          ___________       ____________

Electric Revenue Change                   $    (9,383)      $      6,508
                                          ___________       ____________

Total Revenue Change                      $   (43,053)      $    (88,428)
                                          ===========       ============

 See Note 4 to the consolidated financial statements (Rate Matters), regarding gas take-or-pay and FERC Order No. 636 transition costs.


GAS COSTS -

        The Utilities' gas costs decreased $72.8 million for the twelve month period ended March 31, 1995, due to decreased purchases due to lower sales and lower gas costs per dth. The average cost for the Utilities purchased gas for the three and twelve month periods ended March 31, 1995, after adjustment for take-or-pay charges billed to transport customers, was $2.95 and $2.89 per dth, respectively, as compared to $3.10 and $3.23 per dth for the same periods in 1994.

FUEL AND PURCHASED POWER -

        The cost of fuel for electric generation decreased for the three and twelve month periods ended March 31, 1995, compared to 1994 periods, mainly as the result of decreased production.

        Power purchased increased $1.9 and $10.3 million for the three and twelve month periods ended March 31, 1995, respectively. Power purchased increased mainly for the twelve months ended March 31, 1995, due to purchases required to replace R. M. Schahfer Generating Station Unit
15 generation from February 1 to July 5, 1994, while this unit was down on an extended outage as part of the Powder River Basin coal conversion project.

OPERATING MARGINS -

        Operating margins decreased $15.6 million for the twelve months ended March 31, 1995, from the same period a year ago. The operating margin from gas deliveries decreased $22.1 million, due to decreased sales to residential and commercial customers as a result of milder weather this year compared to the twelve month period ended March 31, 1994. The operating margins from electric sales increased $6.5 million, due to increased sales to industrial customers,partially offset by decreased sales to wholesale customers.

        Operating margins decreased $9.6 million for the three months ended March 31, 1995, from the same period a year ago. Gas operating margin decreased $7.7 million due to warmer weather. Operating margins on electric sales decreased $1.9 million due to warmer weather and transitional rate adjustments to industrial customers signing new five year contracts, partially offset by increased commercial and industrial sales.

OPERATING EXPENSES AND TAXES -

        Operation expenses decreased $5.6 and $6.9 million for the three and twelve month periods ended March 31, 1995, respectively. Operation expenses decreased for the twelve month period mainly due to decreased employee related and environmental costs.

        Maintenance expenses increased $1.1 million for the three month period ended March 31, 1995, mainly as a result of a higher level of overall maintenance activity at the electric production facilities.

        Depreciation and amortization expense increased for the three and twelve month periods ended March 31, 1995, as a result of net plant additions.

        Utility income taxes decreased for the three and twelve month periods ended March 31, 1995, as a result of decreased pre-tax income.

        The after tax effects of the Northern Indiana land donation to the Shafer and Freeman Lakes Environmental Conservation Corporation are included in "Other Income (Deductions)" for the twelve month period ended
March 31, 1995. The operating results of all non-utility subsidiaries are included in "Other Income (Deduction)."

        Interest charges (net) decreased for the three and twelve month periods ended March 31, 1995, reflecting Northern Indiana's continued refinancing to reduce interest rates on long-term debt outstanding and deferred carrying charges on FERC Order No. 636 transition costs.

        See Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Carrying Charges and Deferred Depreciation and Allowance for Funds Used During Construction. Also, see Notes 4, 6, 8 and 9 for a discussion of FERC Order No. 636, Income Taxes, Postretirement Benefits, and Postemployment Benefits, respectively.

NET INCOME -

        Industries' net income for the twelve month period ended March 31, 1995, was $159.3 million compared to $162.6 million for the twelve month period ended March 31, 1994.

        Net income for the three months ended March 31, 1995, was $60.3 million compared to $65.0 million for the three months ended March 31, 1994.

ENVIRONMENTAL MATTERS -

        Because of major investments made in modern environmental control facilities and the use of low sulfur coal, all of Northern Indiana's electric production facilities now comply with the sulfur dioxide limitations contained in acid deposition provisions of the Clean Air Act Amendments of 1990 (CAAA). Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

        The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants, which may require significant capital expenditures for control of these emissions. Northern Indiana is evaluating a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements, but Northern Indiana believes that any such mandated costs would be recoverable through the rate making process.

        The Utilities have an ongoing program to remain aware of the laws and regulations involved with hazardous waste. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action.

        Northern Indiana has received notices from the Environmental Protection Agency (EPA) that it is a"potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and the Superfund Amendment and Reauthorization Act (SARA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation, analysis, and remediation. At each of the sites, Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA and SARA, will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the site and avoid the imposition of fines or added costs. While all of the remedial costs at these sites are not determinable, Northern Indiana's analysis indicates its share of such costs with other PRPs should not have a significant impact on its financial position or the results of future operations.

        The Utilities have instituted a program to investigate former manufactured gas plants where one of them is the current or former owner. The Utilities have identified twenty-seven of these sites and made visual inspections of these sites. The Utilities have conducted initial samplings at eight sites. Follow-up investigations have been conducted at three sites and potential remedial measures are being evaluated. The Utilities will continue their program to assess sites during 1995. During the follow-up investigation of the former manufactured gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management
(IDEM) and the EPA. Northern Indiana is evaluating this site to determine what remedial measurers, if any, may be needed.

        Northern Indiana was notified by the IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

         Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have each notified the other about five former manufactured gas plants at which both companies or their predecessors were former owners or operators.
Northern Indiana is discussing various matters with Indiana Gas, including past and future steps to further investigate or remediate these sites and potential cost allocation for this activity. One of these sites was the Lafayette site which Indiana Gas had previously notified Northern Indiana was being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified PSI Energy, Inc. that it was a former owner or operator of seven former manufactured gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities.

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

LIQUIDITY AND CAPITAL RESOURCES -

        During the next few years, it is anticipated that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. See Notes to Consolidated Financial Statements for a discussion of the Common Share Dividend.

        On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April, 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. A total of $120.0 million of the Medium-Term Notes, Series D, were issued to complete the permanent refinancing of those first mortgage bonds. As of March 31, 1995, an additional $169,275,000 of Medium-term Notes, Series D, can be issued in the future.

        On August 25, 1994, Jasper County, Indiana issued Pollution Control Refunding Revenue Bonds, Series 1994 (Northern Indiana Public Service Company Project) (the "Series 1994 Bonds"), including $10 million of Series 1994A Bonds, due August 1, 2010; $18 million of Series 1994B Bonds, due June 1, 2013; and $41 million of Series 1994C Bonds, due April 1, 2019. The proceeds of these issuances were loaned to Northern Indiana under similar terms. The initial interest rate on Series 1994 Bonds was 3.10%, which resets daily. The proceeds of the Series 1994A and Series 1994C were used to retire on October 15, 1994, $10 million of Series MM First Mortgage Bonds, 7-1/2%, due October 15, 2004 and $41 million of Series LL First Mortgage Bonds, 7-1/2%, due October 15, 2014. The proceeds of the Series 1994B Bonds were used to retire the $18 million Series 1978 Notes, 6.70%, on August 25, 1994. The Series 1994 Bonds are secured by Letters of Credit from Union Bank of Switzerland.

        Capital Markets has a $150 million revolving Credit Agreement which terminates August 19, 1997, unless extended by its terms. This facility provides short-term financing flexibility at the holding company level and also serves as the back-up instrument for a commercial paper program. As of March 31, 1995, there were no borrowings outstanding under this agreement.

        Capital Markets also has $105 million of money market lines of credit. As of March 31, 1995, $14.4 million of borrowings were outstanding under these lines of credit.

        As of March 31, 1995, Capital Markets had $43.2 million in commercial paper outstanding, having a weighted average interest rate of 6.20%.

        The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $343.6 million at March 31, 1995.

        Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of March 31, 1995, Northern Indiana had $69.9 million in commercial paper outstanding, having a weighted average interest rate of 6.13%.

        Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1997, unless extended by its terms. As of March 31, 1995, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1995, which are expected to be renewed for the subsequent twelve month period. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1995, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

        Northern Indiana also has $273.5 million of money market lines of credit. As of March 31, 1995, $28.4 million of borrowings were outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1995, there were no borrowings outstanding under this facility.

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

COMPETITION

        The Energy Policy Act of 1992 (Energy Act) allows FERC to order electric utilities to grant access to transmission systems by third party power producers. The Energy Act specifically prohibits federally mandated wheeling of power for retail customers. That authority lies with the individual states, several of which are considering opening the transmission network to retail customers. The Energy Act will stimulate greater competition in the wholesale electric markets. This competition will create opportunities to compete for new customers and revenues, as well as increase the risk of the loss of customers. Although wholesale customers represent a relatively small portion of Northern Indiana's sales (4% for 1994), Northern Indiana will continue its efforts to retain and add customers by offering competitive rates. Competitive forces have also begun to influence retail pricing in the industry. In some instances, industrial customers, threatening to pursue cogeneration, self-generation, retail wheeling, or relocation to other service territories, have obtained price concessions from utilities.

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

        The mix of gas revenues from retail sales, interruptible retail sales, firm transportation service, and interruptible transportation services, has changed significantly over the past several years. The deregulation of the gas industry, since the mid-1980's, allows large industrial and commercial customers to purchase their gas supplies directly from producers and use the Utilities' facilities to transport the gas. Transportation customers pay the Utilities only for transporting their gas from the pipeline to the customers' premises.

        To date, the Utilities' system has not been materially affected by competition, and management does not foresee substantial adverse effect in the near future, unless the current regulatory structure is substantially altered. Northern Indiana believes the steps it is taking to deal with increased competition will have significant, positive effects in the next few years.

ITEM 1.  LEGAL PROCEEDINGS.

        Industries and Northern Indiana are parties to various legal or administrative proceedings before courts and agencies with respect to matters occurring in the ordinary course of business. Although management of Industries cannot predict the ultimate outcome of these matters,it believes the final disposition of these matters will not have a material adverse effect on the financial position or results of operations of Industries.

        Information regarding various matters involving federal and state environmental laws and regulations and a pending tax matter is included in Notes 5 and 3, respectively, of Industries' financial statements under Part I,
Item 1 of this Report on Form 10-Q.

Item 2. Changes in Securities.

        None

Item 3. Defaults upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        On April 12, 1995, at the Annual Meeting of Shareholders of the registrant, shareholders of the registrant elected Steven C. Beering, Ernestine M. Raclin and Denis E. Ribordy as directors to serve until the 1998 Annual Meeting of Shareholders. Directors whose terms of office as director continue after the 1995 Annual Meeting of Shareholders are Ian M. Rolland, Edmund A. Schroer and John W. Thompson, whose terms expire at the 1996 Annual Meeting of Shareholders, and Arthur J. Decio, Gary L. Neale and Robert J. Welsh, Jr., whose terms expire at the 1997 Annual Meeting of Shareholders.

        There were no abstentions and no broker non-votes for any of the nominees for directors. The number of votes cast for, or withheld, for each nominee for director was as follows:

                                            Votes           Votes
                                           Received        Withheld
                                          ==========      ==========

Steven C. Beering                         53,516,169       691,484
Ernestine M. Raclin                       53,528,974       678,679
Denis E. Ribordy                          53,537,053       670,600


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


                                                NIPSCO Industries, Inc.

                                                     (Registrant)

                                                  /s/Jerry M. Springer
                                              ___________________________
                                                    Jerry M. Springer,
                                                        Controller
                                              and Chief Accounting Officer


Date May 11, 1995