Form 10-Q
period 1995-06-30
NIPSCO INDUSTRIES INC
filed 1995-08-11
CIK 823392

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1995

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


                       Yes    X       No
                           --------      --------

        As of July 31, 1995, 63,036,315 common shares were outstanding.

NIPSCO INDUSTRIES, INC.
Part I.  FINANCIAL INFORMATION

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NIPSCO Industries, Inc.:

        We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of June 30, 1995, and December 31, 1994, and the related consolidated statements of income, common shareholders' equity and cash flows for the three, six, and twelve month periods ended June 30, 1995, and 1994. These consolidated financial statements are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of June 30, 1995, and December 31, 1994, and the results of their operations and their cash flows for the three, six, and twelve month periods ended June 30, 1995, and 1994, in conformity with generally accepted accounting principles.

        As discussed in Notes 7 and 9 to the consolidated financial statements, effective January 1, 1993, NIPSCO Industries, Inc. and subsidiaries changed their methods of accounting for income taxes and postretirement benefits other than pensions.


                                                 Arthur Andersen LLP

Chicago, Illinois
July 27, 1995

CONSOLIDATED BALANCE SHEET

                                              June 30,   December 31,
ASSETS                                          1995          1994
                                            ===========   ===========
                                              (Dollars in thousands)
Utility Plant, at original cost (including
 construction work in progress of
 $190,241 and $221,830, respectively)
 (Note 2):
  Electric                                  $ 3,901,756   $ 3,858,118
  Gas                                         1,277,568     1,258,801
  Common                                        331,642       316,120
                                            -----------   -----------
                                              5,510,966     5,433,039
    Less - Accumulated provision for
     depreciation and amortization            2,283,054     2,202,082
                                            -----------   -----------
      Total Utility Plant                     3,227,912     3,230,957
                                            -----------   -----------
Other Property and Investments:
 Other property, at cost, less accumulated
  provision for depreciation                    126,741       126,632
 Investments, at equity                          31,265        27,023
 Investments, at cost                            17,497        10,355
 Other investments                               14,178        13,328
                                            -----------   -----------
      Total Other Property and Investments      189,681       177,338
                                            -----------   -----------
Current Assets:
 Cash and cash equivalents                       48,670        40,441
 Accounts receivable, less reserve of
  $7,146 and $4,899, respectively (Note 2)       64,406        86,299
 Fuel adjustment clause (Note 2)                  2,920         1,614
 Gas cost adjustment clause (Note 2)                  0        25,972
 Materials and supplies, at average cost         69,876        66,397
 Electric production fuel, at average cost       19,718        18,347
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                        38,330        77,794
 Prepayments and other                           19,051        11,081
                                            -----------   -----------
      Total Current Assets                      262,971       327,945
                                            -----------   -----------
Other Assets:
 Regulatory assets (Note 2)                     197,420       195,449
 Deferred charges and other noncurrent
  assets                                         14,319        15,449
                                            -----------   -----------
      Total Other Assets                        211,739       210,898
                                            -----------   -----------
                                            $ 3,892,303   $ 3,947,138
                                            ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED BALANCE SHEET
                                             June 30,     December 31,
CAPITALIZATION AND LIABILITIES                 1995           1994
                                            ===========   ===========
                                              (Dollars in thousands)
CAPITALIZATION:
 Common shareholders' equity
  (See accompanying statement)              $ 1,116,208   $ 1,107,848
 Cumulative preferred stocks (Note 11) -
  Northern Indiana Public Service Company:
   Series without mandatory redemption
    provisions (Note 12)                         82,533        86,389
   Series with mandatory redemption
    provisions (Note 13)                         64,507        66,057
  NIPSCO Industries Inc.:
   Series with mandatory redemption
    provisions (Note 13)                         35,000        35,000
 Long-term debt excluding amounts due
  within one year (Note 17)                   1,343,500     1,180,338
                                            -----------   -----------
      Total Capitalization                    2,641,748     2,475,632
                                            -----------   -----------

CURRENT LIABILITIES:
 Obligations due within one year -
  NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   Commercial paper                                   0       156,500
   First mortgage bonds -
    Series N, 4-5/8% - due May 15, 1995               0        22,436
   Notes payable -
    Issued at interest rates between 6.00%
     and 6.33% with a weighted average
     interest rate of 6.15% and various
     maturities between January 4, 1995
     and February 14, 1995                            0        92,700
  NIPSCO CAPITAL MARKETS, INC.:
   Commercial paper                              43,100        49,600
   Notes payable -
    Issued at interest rates between 6.20%
     and 6.28% with a weighted average
     interest rate of 6.21% and maturities
     of July 5, 1995 and July 14, 1995           31,900        12,700
   Medium-term notes
    9.95% - due June 10, 1996                     7,500             0
  ELM ENERGY AND RECYCLING (UK), LTD.:
   Term loan facility                             3,885         3,262
   Standby loan facility                            788             0
  NDC DOUGLAS PROPERTIES, INC.:
   Notes payable                                  1,149         1,013
                                            -----------   -----------
                                                 88,322       338,211
                                            -----------   -----------
 OTHER CURRENT LIABILITIES -
  Accounts payable                              114,791       158,712
  Sinking funds due within one year
   (Notes 13 and 17)                              2,278         2,578
  Dividends declared on common and
   preferred stocks                              26,719        27,077
  Customer deposits                               9,393         9,291
  Taxes accrued                                  53,794        43,625
  Gas cost adjustment clause (Note 2)            35,151             0
  Interest accrued                               11,429        10,561
  Other accruals                                 79,742        54,419
                                            -----------   -----------
                                                333,297       306,263
                                            -----------   -----------
      Total Current Liabilities                 421,619       644,474
                                            -----------   -----------
OTHER:
 Deferred income taxes (Note 7)                 582,522       581,866
 Deferred investment tax credits, being
  amortized over life of related property
   (Note 7)                                     119,445       123,181
 Deferred credits                                42,557        44,171
 Accrued liability for postretirement
  benefits (Note 9)                              59,110        48,548
 Regulatory income tax liability (Note 7)        15,095        18,599
 Other noncurrent liabilities                    10,207        10,667
                                            -----------   -----------
      Total other                               828,936       827,032
                                            -----------   -----------
COMMITMENTS AND CONTINGENCIES:
 (Notes 3, 4, 5, 6, 19 and 20)
                                            $ 3,892,303   $ 3,947,138
                                            ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF INCOME
                                  Three Months             Six Months
                                 Ended June 30,           Ended June 30,
                            ----------------------   ----------------------
                               1995        1994         1995        1994
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)
Operating Revenues:
 (Notes 2, 5 and 22)
  Gas                       $  114,559  $  102,641   $  399,469  $  421,221
  Electric                     245,903     245,368      483,491     492,339
                            ----------  ----------   ----------  ----------
                               360,462     348,009      882,960     913,560
                            ----------  ----------   ----------  ----------

Cost of Energy: (Note 2)
 Gas costs                      65,059      56,260      237,358     254,565
 Fuel for electric
  generation                    55,912      59,654      109,697     122,798
 Power purchased                11,169       9,740       22,133      18,842
                            ----------  ----------   ----------  ----------
                               132,140     125,654      369,188     396,205
                            ----------  ----------   ----------  ----------
Operating Margin               228,322     222,355      513,772     517,355
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     70,876      72,809      141,677     149,259
  Maintenance (Note 2)          18,597      20,846       40,050      41,159
  Depreciation and
   amortization (Note 2)        49,748      48,568       98,865      96,213
  Taxes (except income)         17,137      17,142       37,569      37,976
                            ----------  ----------   ----------  ----------
                               156,358     159,365      318,161     324,607
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes           71,964      62,990      195,611     192,748
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 7)                       18,774      15,493       56,348      53,295
                            ----------  ----------   ----------  ----------
Operating Income                53,190      47,497      139,263     139,453
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                         (143)     (1,855)        (974)     (2,921)
                            ----------  ----------   ----------  ----------
Income Before Interest
 and Other Charges              53,047      45,642      138,289     136,532
                            ----------  ----------   ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     21,448      19,075       41,109      40,224
 Other interest                  2,680       2,605        6,500       4,571
Allowance for borrowed
  funds used during
  construction (Note 2)         (1,351)       (961)      (3,291)     (1,688)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,057         918        2,102       1,810
 Dividend requirements on
  preferred stocks of
  subsidiary                     2,265       2,527        4,590       5,096
                            ----------  ----------   ----------  ----------
                                26,099      24,164       51,010      50,013
                            ----------  ----------   ----------  ----------
Net Income                      26,948      21,478       87,279      86,519

Dividend requirements on
 preferred shares                  765         765        1,531       1,531
                            ----------  ----------   ----------  ----------
Balance available for
 common shareholders        $   26,183  $   20,713   $   85,748  $   84,988
                            ==========  ==========   ==========  ==========
Average common shares
 outstanding                63,474,328  65,145,601   63,787,171  65,382,202

Earnings per average
 common share               $     0.41  $     0.31   $     1.34  $     1.29
                            ==========  ==========   ==========  ==========
Dividends declared per
 common share               $     0.39  $     0.36   $     0.78  $     0.72
                            ==========  ==========   ==========  ==========

                                 Twelve Months
                                 Ended June 30,
                            ----------------------
                               1995        1994
                            ==========  ==========
                            (Dollars in thousands)
Operating Revenues:
 (Notes 2, 5 and 22)
  Gas                       $  660,157  $  729,779
  Electric                     985,644     991,211
                            ----------  ----------
                             1,645,801   1,720,990
                            ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     386,230     435,912
 Fuel for electric
  generation                   234,033     250,509
 Power purchased                35,794      29,365
                            ----------  ----------
                               656,057     715,786
                            ----------  ----------
Operating Margin               989,744   1,005,204
                            ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                    280,184     292,115
  Maintenance (Note 2)          79,061      82,471
  Depreciation and
   amortization (Note 2)       196,935     190,677
  Taxes (except income)         71,820      72,261
                            ----------  ----------
                               628,000     637,524
                            ----------  ----------
Operating Income Before
 Utility Income Taxes          361,744     367,680
                            ----------  ----------
Utility Income Taxes
 (Note 7)                      100,785      99,762
                            ----------  ----------
Operating Income               260,959     267,918
                            ----------  ----------
Other Income (Deductions)
 (Note 2)                        4,163      (3,762)
                            ----------  ----------
Income Before Interest
 and Other Charges             265,122     264,156
                            ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     79,177      82,040
 Other interest                 13,579       8,579
 Allowance for borrowed
  funds used during
  construction (Note 2)         (5,977)     (2,747)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   4,189       3,594
 Dividend requirements on
  preferred stocks of
  subsidiary                     9,407      10,247
                            ----------  ----------
                               100,375     101,713
                            ----------  ----------
Net Income                     164,747     162,443

Dividend requirements on
 preferred shares                3,063       3,063
                            ----------  ----------
Balance available for
 common shareholders        $  161,684  $  159,380
                            ==========  ==========
Average common shares
 outstanding                64,029,078  65,750,088

Earnings per average
 common share               $     2.52  $     2.42
                            ==========  ==========
Dividends declared per
 common share               $     1.53  $     1.41
                            ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                        Dollars in Thousands
                           --------------------------------------------------
                                                     Additional
                                           Common      Paid-in      Retained
  Three Months Ended          Total        Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========
Balance, April 1, 1994     $ 1,122,463  $   870,930  $    27,750  $   421,601
Net income                      21,478                                 21,478
Dividends:
 Preferred shares                 (765)                                  (765)
 Common shares                 (23,301)                               (23,301)
Treasury shares acquired       (18,357)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan          501                        68
Other                              679                         7          (30)
                           -----------  -----------  -----------  -----------
Balance, June 30, 1994     $ 1,102,698  $   870,930  $    27,825  $   418,983
                           ===========  ===========  ===========  ===========

                                       Dollars in Thousands         Shares
                           --------------------------------------------------
                                                      Currency
   Three Months Ended        Treasury     Unearned   Translation     Common
       (continued)            Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========
Balance, April 1, 1994     $  (193,926) $    (1,514) $    (2,378)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (18,357)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan          493          (60)
Other                                           215          487
                           -----------  -----------  -----------  -----------
  Balance, June 30, 1994   $  (211,790) $    (1,359) $    (1,891)  73,892,109
                           ===========  ===========  ===========  ===========

                              Shares
                           -----------
  Three Months Ended         Treasury
     (continued)              Shares
========================   ===========
Balance, April 1, 1994      (8,506,040)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (623,662)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan       23,550
Other
                           -----------
 Balance, June 30, 1994     (9,106,152)
                           ===========

                                        Dollars in Thousands
                           --------------------------------------------------
                                                      Additional
  Three Months Ended                       Common      Paid-in      Retained
     (continued)               Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========
Balance, April 1, 1995     $ 1,134,786  $   870,930  $    31,806  $   481,176
Net income                      26,948                                 26,948
Dividends:
 Preferred shares                 (765)                                  (765)
 Common shares                 (24,511)                               (24,511)
Treasury shares acquired       (21,791)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan        1,455                        23
Other                               86                       121          (25)
                           -----------  -----------  -----------  -----------
 Balance, June 30, 1995    $ 1,116,208  $   870,930  $    31,950  $   482,823
                           ===========  ===========  ===========  ===========

                                        Dollars in Thousands         Shares
                           --------------------------------------------------
                                                      Currency
  Three Months Ended         Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========
Balance, April 1, 1995     $  (240,222) $    (8,022) $      (882)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (21,791)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan        1,528          (96)
Other                                           589         (599)
                           -----------  -----------  -----------  -----------
  Balance, June 30, 1995   $  (260,485) $    (7,529) $    (1,481)  73,892,109
                           ===========  ===========  ===========  ===========

                              Shares
                           -----------
    Three Months Ended       Treasury
     (concluded)              Shares
========================   ===========
Balance, April 1, 1995     (10,020,238)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (669,335)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan       62,000
Other
                           -----------
Balance, June 30, 1995     (10,627,573)
                           ===========

                                           Dollars in Thousands
                           --------------------------------------------------
                                                      Additional
                                           Common      Paid-in      Retained
  Six Months Ended            Total        Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========
Balance, January 1, 1994   $ 1,094,672  $   870,930  $    27,631  $   380,888
Net income                      86,519                                 86,519
Dividends:
 Preferred shares               (1,531)                                (1,531)
 Common shares                 (46,840)                               (46,840)
Treasury shares acquired       (32,630)
Issued:
 Employee stock purchase
  plan                             305                       158
 Long-term incentive plan          921                        29
Other                            1,282                         7          (53)
                           -----------  -----------  -----------  -----------
Balance, June 30, 1994     $ 1,102,698  $   870,930  $    27,825  $   418,983
                           ===========  ===========  ===========  ===========

                                        Dollars in Thousands         Shares
                           -------------------------------------  -----------
                                                      Currency
  Six Months Ended           Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========
Balance, January 1, 1994   $  (180,212) $    (1,684) $    (2,881)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (32,630)
Issued:
 Employee stock purchase
  plan                             147
 Long-term incentive plan          905          (13)
Other                                           338          990
                           -----------  -----------  -----------  -----------
Balance, June 30, 1994     $  (211,790) $    (1,359) $    (1,891)  73,892,109
                           ===========  ===========  ===========  ===========

                              Shares
                           -----------
Six Months Ended             Treasury
      (continued)             Shares
========================   ===========
Balance, January 1, 1994    (8,063,271)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,090,006)
Issued:
 Employee stock purchase
  plan                           9,286
 Long-term incentive plan       37,839
Other
                           -----------
Balance, June 30, 1994      (9,106,152)
                           ===========

                                           Dollars in Thousands
                           --------------------------------------------------
                                                      Additional
  Six Months Ended                         Common      Paid-in      Retained
      (concluded)              Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========
Balance, January 1, 1995   $ 1,107,848  $   870,930  $    29,657  $   446,928
Net income                      87,279                                 87,279
Dividends:
 Preferred shares               (1,531)                                (1,531)
 Common shares                 (49,657)                               (49,657)
Treasury shares acquired       (32,239)
Issued:
 Employee stock purchase
  plan                             305                       142
 Long-term incentive plan        2,717                     1,654
Other                            1,486                       497         (196)
                           -----------  -----------  -----------  -----------
Balance, June 30, 1995     $ 1,116,208  $   870,930  $    31,950  $   482,823
                           ===========  ===========  ===========  ===========

                                        Dollars in Thousands         Shares
                           -------------------------------------  -----------
                                                      Currency
  Six Months Ended           Treasury     Unearned   Translation     Common
      (concluded)             Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========
Balance, January 1, 1995
Net income                 $  (237,193) $      (970) $    (1,504)  73,892,109
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (32,239)
Issued:
 Employee stock purchase
  plan                             163
 Long-term incentive plan        8,784       (7,721)
Other                                         1,162           23
                           -----------  -----------  -----------  -----------
Balance, June 30, 1995     $  (260,485) $    (7,529) $    (1,481)  73,892,109
                           ===========  ===========  ===========  ===========

                              Shares
                           -----------
  Six Months Ended           Treasury
     (concluded)              Shares
========================   ===========
Balance, January 1, 1995    (9,986,720)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,003,334)
Issued:
 Employee stock purchase
  plan                          10,231
 Long-term incentive plan      352,250
Other
                           -----------
Balance, June 30, 1995     (10,627,573)
                           ===========

                                           Dollars in Thousands
                           --------------------------------------------------
                                                      Additional
                                           Common      Paid-in      Retained
Twelve Months Ended           Total        Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========
Balance, July 1, 1993      $ 1,085,300  $   870,930  $    27,485  $   351,829
Net income                     162,443                                162,443
Dividends:
 Preferred shares               (3,063)                                (3,063)
 Common shares                 (92,326)                               (92,326)
Treasury shares acquired       (54,457)
Issued:
 Employee stock purchase
  plan                             574                       296
 Long-term incentive plan        3,236                        39
Other                              991                         5          100
                           -----------  -----------  -----------  -----------
Balance, June 30, 1994       1,102,698      870,930       27,825      418,983
                           -----------  -----------  -----------  -----------

Net income                     164,747                                164,747
Dividends:
 Preferred shares               (3,063)                                (3,063)
 Common shares                 (97,620)                               (97,620)
Treasury shares acquired       (58,326)
Issued:
 Employee stock purchase
  plan                             598                       277
 Long-term incentive plan        3,245                     1,656
Other                            3,929                     2,192         (224)
                           -----------  -----------  -----------  -----------
Balance, June 30, 1995     $ 1,116,208  $   870,930  $    31,950  $   482,823
                           ===========  ===========  ===========  ===========

                                        Dollars in Thousands         Shares
                           -------------------------------------  -----------
                                                      Currency
Twelve Months Ended          Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========
Balance, July 1, 1993      $  (160,821) $    (2,087) $    (2,036)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (54,457)
Issued:
 Employee stock purchase
  plan                             278
 Long-term incentive plan        3,210          (13)
Other                                           741          145
                           -----------  -----------  -----------  -----------
Balance, June 30, 1994        (211,790)      (1,359)      (1,891)  73,892,109
                           -----------  -----------  -----------  -----------

Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (58,326)
Issued:
 Employee stock purchase
  plan                             321
 Long-term incentive plan        9,310       (7,721)
Other                                         1,551          410
                           -----------  -----------  -----------  -----------
Balance, June 30, 1995     $  (260,485) $    (7,529) $    (1,481)  73,892,109
                           ===========  ===========  ===========  ===========

                              Shares
                           -----------
Twelve Months Ended          Treasury
      (continued)             Shares
========================   ===========
Balance, July 1, 1993       (7,502,343)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,762,938)
Issued:
 Employee stock purchase
  plan                          17,540
 Long-term incentive plan      141,589
Other
                           -----------
Balance, June 30, 1994      (9,106,152)
                           -----------

Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,915,914)
Issued:
 Employee stock purchase
  plan                          20,193
 Long-term incentive plan      374,300
Other
                           -----------
Balance, June 30, 1995     (10,627,573)
                           ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS

                             Three Months               Six Months
                            Ended June 30,             Ended June 30,
                       ------------------------   ------------------------
                           1995         1994          1995         1994
                       ===========  ===========   ===========  ===========
                                      (Dollars in thousands)
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income           $    26,948  $    21,478   $    87,279  $    86,519

ADJUSTMENTS TO
 RECONCILE NET INCOME
 TO NET CASH:
  Depreciation and
   amortization             49,748       48,568        98,865       96,213
  Deferred federal and
   state operating
   income taxes, net        (4,897)        (359)      (21,954)     (15,427)
  Deferred investment
   tax credits, net         (1,868)      (1,855)       (3,736)      (2,817)
  Change in certain
   assets and
   liabilities* -
    Accounts
     receivable, net        52,847       73,763        21,893       37,017
    Electric
     production fuel         5,217          612        (1,371)      (1,308)
    Materials and
     supplies                 (129)         260        (3,479)        (102)
    Natural gas in
     storage               (16,302)     (28,028)       39,464       16,713
    Accounts payable       (31,170)     (49,329)      (43,921)     (39,795)
    Taxes accrued          (40,946)     (66,915)       29,969      (22,109)
    Fuel adjustment
     clause                 (2,553)       1,944        (1,306)        (893)
    Gas cost
     adjustment
     clause                 13,805       22,849        61,123       61,340
    Other accruals           7,770      (11,207)       25,415         (431)
  Other, net                (6,941)      (5,877)        6,106        7,960
                       -----------  -----------   -----------  -----------
        Net cash
         provided by
         operating
         activities         51,529        5,904       294,347      222,880
                       -----------  -----------   -----------  -----------
CASH FLOWS PROVIDED BY
 (USED IN) INVESTING
 ACTIVITIES:
  Utility construction
   expenditures            (46,545)      (46,853)     (96,484)      (99,675)
  Acquisition and
   construction
   expenditures
   related to
   Crossroads Pipeline
   Company                    (718)        (313)         (932)      (1,380)
  Return of capital from
   equity investments            0        8,000             0        8,000
  Other, net                  (399)      (7,175)       (8,435)      (6,980)
                       -----------  -----------   -----------  -----------
        Net cash used
         in investing
         activities        (47,662)     (46,341)     (105,851)    (100,035)
                       -----------  -----------   -----------  -----------
CASH FLOWS PROVIDED BY
 (USED IN) FINANCING
 ACTIVITIES:
  Issuance of
   long-term debt          169,623        6,244       173,974       26,639
  Issuance of
   short-term debt         137,278      359,451       408,139      446,852
  Net change in
   commercial paper        (70,000)     111,900      (163,000)      69,005
  Retirement of
   long-term debt          (25,092)    (185,503)      (25,956)    (190,545)
  Retirement of
   short-term debt        (155,192)    (225,500)     (487,592)    (372,901)
  Retirement of
   preferred stock          (1,761)      (1,159)       (5,331)      (1,159)
  Issuance of common
   shares                    1,432          554         2,828        1,239
  Acquisition of
   treasury shares         (21,791)     (18,357)      (32,239)     (32,630)
  Cash dividends paid
   on common shares        (24,876)     (23,526)      (50,022)     (47,202)
  Cash dividends paid
   on preferred
   shares                     (765)        (765)       (1,531)      (1,531)
  Other, net                  (210)           0           463            0
                       -----------  -----------   -----------  -----------
        Net cash
         provided by
         (used in)
         financing
         activities          8,646       23,339      (180,267)    (102,233)
                       -----------  -----------   -----------  -----------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                12,513      (17,098)        8,229       20,612

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD        36,157       53,850        40,441       16,140
                       -----------  -----------   -----------  -----------
CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD              $   48,670  $    36,752   $    48,670  $    36,752
                       ===========  ===========   ===========  ===========

                             Twelve Months
                             Ended June 30,
                       ------------------------
                           1995         1994
                       ===========  ===========
                        (Dollars in thousands)
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income           $   164,747  $   162,443

ADJUSTMENTS TO
 RECONCILE NET INCOME
 TO NET CASH:
  Depreciation and
   amortization            196,935      190,677
  Deferred federal and
   state operating
   income taxes, net       (18,015)       1,930
  Deferred investment
   tax credits, net         (7,418)      (6,563)
  Change in certain
   assets and
   liabilities* -
    Accounts
     receivable, net        13,706       (9,751)
    Electric
     production fuel         3,123       20,302
    Materials and
     supplies               (2,654)       3,441
    Natural gas in
     storage                 7,827      (18,046)
    Accounts payable       (38,206)       3,231
    Taxes accrued           33,174      (17,809)
    Fuel adjustment
     clause                  4,413       (2,139)
    Gas cost
     adjustment
     clause                  9,470       39,197
    Other accruals          24,758       (4,862)
  Other, net                15,999       (9,876)
                       -----------  -----------
        Net cash
         provided by
         operating
         activities        407,859      352,175
                       -----------  -----------
CASH FLOWS PROVIDED BY
 (USED IN) INVESTING
 ACTIVITIES:
  Utility construction
   expenditures           (197,395)    (208,310)
  Acquisition and
   construction
   expenditures
   related to
   Crossroads Pipeline
   Company                  (1,511)     (25,741)
  Return of capital from
   equity investments            0       40,435
  Other, net               (21,022)     (19,721)
                       -----------  -----------
        Net cash used
         in investing
         activities       (219,928)    (213,337)
                       -----------  -----------
CASH FLOWS PROVIDED BY
 (USED IN) FINANCING
 ACTIVITIES:
  Issuance of
   long-term debt          369,910      370,636
  Issuance of
   short-term debt         982,064    1,038,356
  Net change in
   commercial paper       (100,800)      40,700
  Retirement of
   long-term debt          (53,983)    (344,774)
  Retirement of
   short-term debt      (1,205,081)  (1,084,406)
  Retirement of
   preferred stock         (14,367)      (1,895)
  Issuance of common
   shares                    3,649        3,939
  Acquisition of
   treasury shares         (58,326)     (54,457)
  Cash dividends paid
   on common shares        (96,398)     (91,670)
  Cash dividends paid
   on preferred
   shares                   (3,063)      (3,063)
  Other, net                   382       (1,059)
                       -----------  -----------
        Net cash
         provided by
         (used in)
         financing
         activities       (176,013)    (127,693)
                       -----------  -----------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                11,918       11,145

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD        36,752       25,607
                       -----------  -----------
CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD             $    48,670  $    36,752
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

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions as a percentage of the cost of depreciable utility plant were approximately 4.0%, 4.0% and 4.1%, for the three, six, and twelve month periods ended June 30, 1995, respectively, and 4.0% for the three, six, and twelve month periods ended June 30, 1994. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

      Kokomo Gas provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 3.2% for the three, six, and twelve month periods ended June 30, 1995, and 3.4% for the three, six, and twelve month periods ended June 30, 1994.

      NIFL provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.75% for the three, six, and twelve month periods ended June 30, 1995, and June 30, 1994.

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

      ACCOUNTS RECEIVABLE. At June 30, 1995, Northern Indiana had sold $100 million of certain of its accounts receivable under a sales agreement which expires May 31, 1997.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Industries considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                    Three Months          Six Months   Twelve Months
                   Ended June 30,       Ended June 30,       Ended June 30,
                 ------------------   ------------------   ------------------
                   1995      1994       1995      1994       1995      1994
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)
Income taxes     $ 49,600  $ 73,641   $ 49,600  $ 76,076   $ 95,009  $115,149

Interest, net of
 amounts
 capitalized     $ 25,023  $ 33,403   $ 40,932  $ 44,759   $ 78,911  $ 86,964


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

      GAS COST ADJUSTMENT CLAUSE. All metered gas rates contain an adjustment factor which reflects the cost of purchased gas, contracted gas storage and storage transportation charges. The Utilities record any under or overrecovery as a current asset or current liability until such time as it is billed or refunded to their customers. The gas cost adjustment factor for Northern Indiana is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. The gas cost adjustment factors for Kokomo Gas and NIFL are subject to a semi-annual hearing by the Commission and remain in effect for a six-month period. If the statutory requirement relating to the level of return is satisfied, any under or overrecovery caused by variances between estimated and actual cost in a given three or six month period will be included in a future filing. See Note 5, Rate Matters (Take-or-Pay Pipeline Gas Costs) and (FERC Order No. 636) for a discussion of take-or-pay charges and gas transition cost charges.

      NATURAL GAS IN STORAGE. Based on the average cost of gas purchased in June, 1995, and December, 1994, the estimated replacement cost of gas in storage (current and non-current) at June 30, 1995, and December 31, 1994, exceeded the stated LIFO cost by approximately $39 million and $38 million, respectively.

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

                                                  June 30,      December 31,
                                                    1995            1994
                                                ============   =============
                                                    (Dollars in thousands)
Unamortized reacquisition premium on
 debt (Note 17)                                 $     52,657   $      54,265
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation  (See below)               77,089          79,198
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     9,801           7,864
Deferral of SFAS No. 106 expense not
 recovered (Note 9)                                   51,191          43,939
FERC Order No. 636
 transition costs (Note 5)                            35,223          56,153
                                                ------------   -------------
                                                     225,961         241,419
                                                ------------   -------------
Less: Current portion of regulatory assets            28,541          45,970
                                                ------------   -------------
                                                $    197,420   $     195,449
                                                ============   =============

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

(3)   PENDING TAX MATTER:  On August 1, 1991, the Internal Revenue Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS believes that interest paid on the Notes should have been subject to United States tax withholding. The Notes were redeemed in 1985 and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana filed its petition challenging the assessment in the United States Tax Court. The matter was tried on May 31 and June 1, 1994, and briefing was completed September 30, 1994. Northern Indiana estimates that the IRS' claim approximates $48 million of principal and interest at June 30, 1995.
Northern Indiana's management and general counsel believe Northern Indiana will be successful in establishing that no tax withholding was required for the period.

(4) ELM ENERGY AND RECYCLING (UK) LTD.: Development is a 95% shareholder in Elm Energy and Recycling (UK) Ltd. (Elm), which owns and operates a tire-fueled electric generating plant in Wolverhampton, England (the Project), that began operating in late 1993. In 1992, Elm entered into a contract with TBV Power Limited (TBV), a company jointly owned by affiliates of the Tarmac PLC Group and Black & Veatch, for the design, construction and commissioning of the Project. Pursuant to that contract and other agreements between Elm and TBV, TBV committed to complete certain work and pass certain performance and reliability tests for the Project no later than June 30, 1995, which would have allowed the independent Project engineer to issue an Acceptance and Completion Certificate by that date.

      On July 3, 1995, the Project engineer notified TBV that an Acceptance and Completion Certificate had not been issued as of June 30, 1995. Elm then notified TBV that it was rejecting the Project in accordance with the terms of the contract between it and TBV. As a result, on July 3, 1995 Barclays Bank, as agent for the banks which had provided financing for the Project, issued a notice of an event of default to Elm. On July 4, 1995, the Project engineer notified TBV that, in accordance with the contract between Elm and TBV all monies previously paid by Elm to TBV ( 29.6 million) were to be reimbursed by TBV to Elm. The certificate issued by the Project engineer is currently being adjudicated under a procedure provided in the construction contract.

      Development believes that it and Elm have adequate remedies under the construction contract such that rejection will not have a material effect on Elm, Development or Industries. It is the intent of Elm and Development to seek such additional remedies at law, in both the United States and the United Kingdom, for further damages and/or sanctions against TBV and/or Tarmac PLC Group and Black & Veatch. Development believes that these additional remedies, in conjunction with Elm's rights under the construction contract, will be sufficient to mitigate any losses which Elm and/or Development may otherwise incur as a result of TBV's failure to complete the Project in accordance with the contract.

(5)   RATE MATTERS:

      TAKE-OR-PAY PIPELINE GAS COSTS. The FERC has allowed certain interstate pipeline suppliers to pass on to their customers a portion of costs for contracted gas not purchased (take-or-pay), contract reformation and associated interest charges through direct billing to their customers, including the Utilities.

      Northern Indiana records take-or-pay costs as they are billed by the respective pipeline, and in an order dated September 28, 1988, the Commission allowed Northern Indiana to recover these additional gas costs on a volumetric basis from all customers, including transport customers. The Utilities have recovered approximately $195.3 million of take-or-pay costs and interest from their customers through June 30, 1995. As of June 30, 1995, an additional $5.5 million was scheduled to be billed to the Utilities and recovered from customers over a period of one to four years.

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

      The Utilities' pipeline suppliers have made certain filings with the FERC for the collection of their respective transition costs. The Utilities expect that the total transition costs from all suppliers will approximate $139 million. However, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $73 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. On November 2, 1994, the Commission issued an order which approved the recovery of these FERC-allowed transition costs on a volumetric basis from Northern Indiana's sales and transportation customers (which is consistent with what the Commission authorized for the recovery of take-or-pay pipeline gas costs). Certain industrial customers appealed the November 2, 1994, order to the Indiana Court of Appeals. On May 25, 1995, the Court granted Northern Indiana's motion to dismiss the appeal for want of subject matter jurisdiction. On June 23, 1995, the transportation customers filed a petition for rehearing and reconsideration of the Court's order. On July 27, 1995, the Court denied the transportation customers' petition. Regulatory assets, in amounts corresponding to the costs recorded, have been recorded to reflect the ultimate recovery of these costs.

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

      Northern Indiana has received notices from the Environmental Protection Agency (EPA) that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and the Superfund Amendment and Reauthorization Act (SARA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation, analysis and remediation. At each of the sites, Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA and SARA, will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the sites and avoid the imposition of fines or added costs. While all of the remedial costs at these sites are not determinable, Northern Indiana's analysis indicates its share of such costs with other PRPs should not have a significant impact on its financial position or the results of future operations.

      The Utilities have instituted a program to investigate former manufactured gas plants where one of them is the current or former owner. The Utilities have identified twenty-seven of these sites and made visual inspections of these sites. The Utilities have conducted initial samplings at eleven sites. Follow-up investigations have been conducted at three sites and potential remedial measures are being evaluated. The Utilities will continue their program to assess sites during 1995. During the follow-up investigation of the former manufactured gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management
(IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP will be to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

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

(7) INCOME TAXES: Effective January 1, 1993, Industries adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities.

      To implement SFAS No. 109, certain adjustments were made to deferred income taxes. To the extent such income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been recorded in the Consolidated Balance Sheet. These adjustments include the amounts reflecting the Utilities' obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal tax rate which are currently being credited to ratepayers using the average rate assumption method required by the Tax Reform Act of 1986 and the Commission. The Consolidated Balance Sheet at June 30, 1995, and December 31, 1994, reflects a net regulatory income tax liability of $15.1 million and $18.6 million, respectively. The net regulatory income tax liability is derived from regulatory assets primarily attributable to undepreciated AFUDC-equity and the cumulative net amount of other income tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate making process, and regulatory liabilities primarily attributable to deferred taxes provided at rates in excess of the current statutory rate, as discussed above, and unamortized deferred investment tax credits.

      The components of the net deferred income tax liability at June 30, 1995, and December 31, 1994, are as follows:

                                             June 30,   December 31,
                                               1995        1994
                                          ============  ===========
                                            (Dollars in thousands)
Deferred tax liabilities -
 Accelerated depreciation
  and other property differences          $   697,661   $   691,319
 AFUDC-equity                                  41,297        42,447
 Adjustment clauses                                 0        10,596
 Take-or-pay gas costs                          1,727         2,045
 Other regulatory assets                       23,551        22,125
 Reacquisition premium on debt                 19,973        20,580

Deferred tax assets -
 Deferred investment tax credits              (45,287)      (46,703)
 Removal costs                               (111,521)     (105,671)
 Adjustment clauses                           (11,282)            0
 FERC Order No. 636 transition costs           (4,134)       (5,461)
 Other postretirement benefits                (26,941)      (22,712)
 Regulatory income tax liability               (5,725)       (7,054)
 Other, net                                   (17,183)      (20,231)
                                          -----------   -----------
                                              562,136       581,280
Less: Deferred income taxes related to
 current assets and liabilities               (20,386)         (586)
                                          -----------   -----------
Deferred income taxes - noncurrent        $   582,522   $   581,866
                                          ===========   ===========

      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                      Three Months            Six Months
                                     Ended June 30,         Ended June 30,
                                  --------------------   --------------------
                                     1995       1994        1995       1994
                                  =========  =========   =========  =========
                                             (Dollars in thousands)
Current income taxes -
 Federal                          $  22,197  $  15,362   $  71,575  $  62,159
 State                                3,342      2,345      10,463      9,380
                                  ---------  ---------   ---------  ---------
                                     25,539     17,707      82,038     71,539
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal and State -
 Accelerated depreciation and
  other property differences          2,012      3,278       4,024      6,555
 Removal costs                       (2,851)    (2,808)     (5,702)    (5,617)
 Adjustment clauses                    (225)    (6,130)    (11,171)   (21,461)
 FERC Order No. 636
  transition costs                   (2,828)     6,662      (8,275)     8,155
 Take-or-pay gas costs                 (159)      (364)       (319)    (1,470)
 Reacquisition premium on debt         (320)     1,327        (627)     1,069
 Other                                 (526)    (2,324)        116     (2,658)
                                  ---------  ---------   ---------  ---------
                                     (4,897)      (359)    (21,954)   (15,427)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,868)    (1,855)     (3,736)    (2,817)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             18,774     15,493      56,348     53,295

Income tax applicable to non-
 operating activities and income
 of non-utility subsidiaries         (2,957)    (1,500)     (5,013)    (3,177)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  15,817  $  13,993   $  51,335  $  50,118
                                  =========  =========   =========  =========

                                     Twelve Months
                                     Ended June 30,
                                  --------------------
                                     1995       1994
                                  =========  =========
                                 (Dollars in thousands)
Current income taxes -
 Federal                          $ 109,737  $  90,832
 State                               16,481     13,563
                                  ---------  ---------
                                    126,218    104,395
                                  ---------  ---------
Deferred income taxes, net -
 Federal and State -
 Accelerated depreciation and
  other property differences          5,797     14,048
 Removal costs                      (12,178)    (8,527)
 Adjustment clauses                  (6,735)   (12,010)
 FERC Order No. 636
  transition costs                   (5,037)     8,155
 Take-or-pay gas costs               (1,038)    (6,352)
 Reacquisition premium on debt        1,091      4,415
 Other                                   85      2,201
                                  ---------  ---------
                                    (18,015)     1,930
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,418)    (6,563)
                                  ---------  ---------
  Total utility operating income
   taxes                            100,785     99,762

Income tax applicable to non-
 operating activities and income
 of non-utility subsidiaries        (18,169)    (5,603)
                                  ---------  ---------
  Total income taxes              $  82,616  $  94,159
                                  =========  =========

      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                      Three Months           Six Months
                                     Ended June 30,        Ended June 30,
                                  --------------------   --------------------
                                     1995       1994        1995       1994
                                  =========  =========   =========  =========
                                             (Dollars in thousands)
Net Income                        $  26,948  $  21,478   $  87,279  $  86,519
Add-Income taxes                     15,817     13,993      51,335     50,118
 Dividend requirements on
  preferred stocks of subsidiary      2,265      2,527       4,590      5,096
                                  ---------  ---------   ---------  ---------
Income before preferred dividend
 requirements of subsidiary and
 income taxes                     $  45,030  $  37,998   $ 143,204  $ 141,733
                                  =========  =========   =========  =========
Amount derived by multiplying
 pretax income by the statutory
 rate                             $  15,760  $  13,300   $  50,121  $  49,607

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   1,005        968       2,009      1,935
  Amortization of deferred
   investment tax credits            (1,868)    (1,855)     (3,736)    (3,783)
  State income taxes, net of
   federal income tax benefit         1,764      1,428       4,949      4,805
  Fair market value of property
   donated in excess of book
   value                                  0          0           0          0
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (1,359)    (1,299)     (2,719)    (2,597)
  Other, net                            515      1,451         711        151
                                  ---------  ---------   ---------  ---------
     Total income taxes           $  15,817  $  13,993   $  51,335  $  50,118
                                  =========  =========   =========  =========

                                     Twelve Months
                                     Ended June 30,
                                  --------------------
                                     1995       1994
                                  =========  =========
                                 (Dollars in thousands)
                                  (C>
Net Income                        $ 164,747  $ 162,443
Add-Income taxes                     82,616     94,159
 Dividend requirements on
  preferred stocks of subsidiary      9,407     10,247
                                  ---------  ---------
Income before preferred dividend
 requirements of subsidiary and
 income taxes                     $ 256,770  $ 266,849
                                  =========  =========
Amount derived by multiplying
 pretax income by the statutory
 rate                             $  89,869  $  93,397

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   4,118      3,870
  Amortization of deferred
   investment tax credits            (7,419)    (7,529)
  State income taxes, net of
   federal income tax benefit         8,979      8,741
  Fair market value of property
   donated in excess of book
   value                             (7,753)         0
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (5,929)    (4,914)
  Other, net                            751        594
                                  ---------  ---------
     Total income taxes           $  82,616  $  94,159
                                  =========  =========

(8) PENSION PLANS: Industries and its subsidiaries have three noncontributory, defined benefit retirement plans covering substantially all employees. Benefits under the plans reflect the employees' compensation, years of service and age at retirement.

      The plans' funded status as of January 1, 1995, and 1994 are as follows:

                                                      1995       1994
                                                   =========   =========
                                                   (Dollars in thousands)
Vested benefit obligation                          $ 449,043   $ 481,755
Nonvested benefit                                     97,138      86,373
                                                   ---------   ---------
Accumulated benefit obligation                     $ 546,181   $ 568,128
                                                   =========   =========
Projected benefit obligation for service
 rendered to date                                  $ 613,094   $ 657,068
Plan assets at fair market value                     571,624     605,379
                                                   ---------   ---------
Projected benefit obligation in excess of plan
 assets                                               41,470      51,689
Unrecognized transition obligation at January 1,
 being recognized over 17 years                      (48,906)    (54,055)
Unrecognized prior service cost                      (29,847)    (31,464)
Unrecognized gains                                    47,788      51,154
                                                   ---------   ---------
Accrued pension costs                              $  10,505   $  17,324
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

      The following items are the components of provisions for pensions for the three and six month periods ended June 30, 1995:

                                                     Three        Six
                                                     Months      Months
                                                   =========   =========
                                                   (Dollars in thousands)
Service costs                                      $   3,298   $   6,597
Interest costs                                        13,338      26,676
Estimated return on plan assets                      (12,864)    (25,728)
Amortization of transition obligation                  1,356       2,711
Other net amortization and deferral                      659       1,318
                                                   ---------   ---------
                                                   $   5,787   $  11,574
                                                   =========   =========

      Assumptions used in the valuation and determination of 1995 and 1994 pension expenses were as follows:

                                                      1995        1994
                                                     =====       =====
Discount rate                                        8.75%       7.50%
Rate of increase in compensation levels              5.50%       5.50%
Expected long-term rate of return on assets          9.00%       8.25%


      The plans' assets are invested primarily in common stocks, bonds and notes.

      Industries recorded provisions for pension costs as follows:

                                                    June 30,    June 30,
                                                      1995        1994
                                                   =========   =========
                                                   (Dollars in thousands)
Three months ended                                 $   5,787   $   5,714
Six months ended                                   $  11,574   $  11,428
Twelve months ended                                $  21,380   $  22,964


(9) POSTRETIREMENT BENEFITS: Industries provides certain health care and life insurance benefits for retired employees. Substantially all of Industries' employees may become eligible for those benefits if they reach retirement age while working for Industries. Those and similar benefits for active employees are provided through insurance plans whose premiums are based on the benefits to active employees and retirees paid during the year. Prior to January 1, 1993, the Utilities recognized the cost of providing those benefits by expensing insurance premiums, which is consistent with current rate making practices.

      Effective January 1, 1993, Industries adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which establishes accounting and reporting standards for such postretirement benefits. This standard requires the accrual of the expected cost of such benefits during the employee's years of service.

      The following table sets forth the plans' accumulated postretirement benefit obligation as of January 1, 1995, and January 1, 1994.

                                                   January 1,  January 1,
                                                      1995        1994
                                                   ==========  ==========
                                                   (Dollars in thousands)
Retirees                                           $   96,676  $   89,650
Fully eligible active plan participants                20,008      30,501
Other active plan participants                        105,991     150,215
                                                   ----------  ----------
Accumulated postretirement benefit obligation         222,675     270,366
Unrecognized transition obligation at January 1,
 being recognized over 20 years                      (208,681)   (220,274)
Unrecognized actuarial gain (loss)                     45,496     (20,737)
                                                   ----------  ----------
Accrued liability for postretirement benefits      $   59,490  $   29,355
                                                   ==========  ==========

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

      Net periodic postretirement benefits costs for the three, six, and twelve months ended June 30, 1995, and June 30, 1994, include the following components:

                          Three Months       Six Months         Twelve Months
                         Ended June 30,     Ended June 30,     Ended June 30,
                        ----------------   ----------------   ----------------
                          1995     1994      1995     1994      1995     1994
                        =======  =======   =======  =======   =======  =======
                                        (Dollars in thousands)
Service costs           $ 1,526  $ 2,045   $ 3,052  $ 4,090   $ 7,234  $ 7,551
Interest costs            4,745    4,962     9,490    9,924    19,511   19,084
Amortization of
 transition obligation
 over 20 years            2,899    2,882     5,798    5,764    11,627   11,598
Amortization of
 unrecognized
 actuarial (gain)          (541)       0    (1,082)       0    (1,082)       0
                        -------  -------   -------  -------   -------  -------
                        $ 8,629  $ 9,889   $17,258  $19,778   $37,290  $38,233
                        =======  =======   =======  =======   =======  =======


      The net periodic postretirement benefit costs for 1995 were determined assuming an 8.75% discount rate, a 5% rate of compensation increase and a pre-Medicare medical trend rate of 11% declining to a long-term rate of 7%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1995, by approximately $32.0 million and increase the aggregate of the service and interest cost components of plan costs by approximately $1.2 million and $2.4 million for the three and six month periods ended June 30, 1995. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates or plan changes.

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

(10) POSTEMPLOYMENT BENEFITS: Effective January 1, 1994, Industries adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires Industries to accrue the estimated cost of benefits provided to former or inactive employees after employment but before retirement. Adoption of SFAS No. 112 did not have a material impact on financial position or results of operations.

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

(12) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF THE ISSUER, OUTSTANDING AT JUNE 30, 1995, AND DECEMBER 31, 1994 (SEE NOTE 11):

                                                                    Redemption
                                                                     Price at
                                           June 30,  December 31,    June 30,
                                             1995        1994          1995
                                           ========   ===========   ==========
                                                 (Dollars in thousands)
Northern Indiana Public Service Company
Cumulative preferred stock - $100 par
 value -

 4-1/4% series - 209,206 and
  211,266 shares outstanding,
  respectively                             $ 20,921   $    21,127   $   101.20

 4-1/2% series -  79,996 shares
  outstanding                                 8,000         8,000       100.00

 4.22% series - 106,198 and
  106,200 shares outstanding,
  respectively                               10,620        10,620       101.60

 4.88% series -  100,000 shares
  outstanding                                10,000        10,000       102.00

 7.44% series -   41,900 shares
  outstanding                                 4,190         4,190       101.00

 7.50% series -   34,842 shares
  outstanding                                 3,484         3,484       101.00

 Premium on preferred stock                   254           254

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at June 30,
   1995), Series A (stated value $50 per
   share) - 501,285 and 574,285 shares
   outstanding, respectively                 25,064        28,714        50.00
                                           --------   -----------
                                           $ 82,533   $    86,389
                                           ========   ===========

      During the period July 1, 1993, to June 30, 1995, there were no issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon 30 days notice at the option of Northern Indiana at the redemption prices shown.

(13) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT JUNE 30, 1995, AND DECEMBER 31, 1994 (SEE NOTE 11):

                                                    June 30,     December 31,
                                                      1995          1994
                                                   ==========   =============
                                                     (Dollars in thousands)
Preferred stocks subject to mandatory redemption
 requirements or whose redemption is outside the
 control of issuer:

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Cumulative preferred stock - $100 par value -
  8.85% series - 87,500 and 100,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year               $    8,750   $      10,000

  7-3/4% series - 55,568 shares outstanding,
   excluding sinking fund payments due within
   one year                                             5,557           5,557

  8.35% series - 72,000 and 75,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year                    7,200           7,500

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding            43,000          43,000
                                                   ----------   -------------
                                                       64,507          66,057
                                                   ----------   -------------
NIPSCO INDUSTRIES, INC.:
 Cumulative preferred shares - without par
  value - 8.75% series (stated value - $100
  per share), 350,000 shares outstanding               35,000          35,000
                                                   ----------   -------------
                                                   $   99,507   $     101,057
                                                   ==========   =============

        The redemption prices at June 30, 1995, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana and Industries are as follows:

                                                        Sinking Fund or
                                                     Mandatory Redemption
Series     Redemption Price Per Share                     Provisions
======     ==========================           ==============================
NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Cumulative preferred stock - $100 par value -
  8.85%  $102.22, reduced periodically           12,500 shares on or before
                                                  April 1.

  8.35%  $104.43, reduced periodically           3,000 shares on or before
                                                  July 1; increasing to
                                                  6,000 shares beginning
                                                  in 2004; noncumulative
                                                  option to double amount
                                                  each year.

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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.

NIPSCO INDUSTRIES, INC.:
 Cumulative preferred shares - without par
  value - 8.75%  $100.00 on January 14, 1996     350,000 shares on January 14,
                                                  1996.


        Sinking fund requirements with respect to redeemable preferred stocks outstanding at June 30, 1995, for each of the twelve month periods subsequent to June 30, 1996, are as follows:

Twelve Months Ended June 30:*
=================================
1997                 $  1,827,700
1998                 $  1,827,700
1999                 $  1,827,700
2000                 $  1,827,700

* Table does not reflect redemptions made after June 30, 1995.


(14) COMMON SHARE DIVIDEND: During the next few years, Industries expects that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At June 30, 1995, Northern Indiana had approximately $147.6 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

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

        COMMON SHARE REPURCHASES. The Board of Directors of Industries has authorized the repurchase of approximately 17.5 million common shares which includes those required in connection with the acquisitions of Kokomo Gas and NIFL. At June 30, 1995, Industries had purchased approximately 14.9 million shares at an average price of $23.39 per share of which 1,848,588 shares and 1,112,862 shares were reissued in connection with the Kokomo Gas and NIFL acquisitions, respectively. Approximately 2.6 million additional common shares may be repurchased under the Board's authorization.

(16)    LONG-TERM INCENTIVE PLAN:  Industries' Long-Term Incentive Plan
(1988 Plan) for key management employees, which was approved by shareholders on April 13, 1988, provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998. At June 30, 1995, there were 255,961 shares reserved for future awards under the 1988 Plan. On April 13, 1994, shareholders adopted Industries' 1994 Long-Term Incentive Plan (1994 Plan). It is similar to the 1988 Plan and provides an additional 2.5 million common shares available for issuance to key employees through 2004.
No award have been issued under the 1994 Plan. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at June 30, 1995.

        The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries stock or a combination thereof. Restricted stock awards are restricted as to transfer and subject to forfeiture for specific periods from the date of grant. Restrictions on the shares awarded during 1990 and 1991 lapse five years from date of grant and vest subject to specific share price appreciation conditions. Restrictions on shares awarded in 1995 vest five years from date of grant and will vest subject to specific earnings per share and stock appreciation goals. If a participant's employment is terminated other than by reason of death, disability or retirement, restricted shares are forfeited. There were 400,500 and 150,500 restricted shares outstanding at June 30, 1995, and December 31, 1994, respectively.

        Changes in outstanding shares under option and SARs for the three, six, and twelve month periods ended June 30, 1995, and 1994, are as follows:

                                 NONQUALIFIED STOCK OPTIONS
                      ----------------------------------------------------
Three Months Ended                  Option                     Option
    June 30,            1995        Price         1994         Price
==================    ========================  ==========================
Balance beginning
 of period            1,059,700   $10.94-$33.19   864,250    $10.94-$33.19
  Granted                     0                         0
  Exercised             (63,300)  $10.94-$33.19   (21,550)   $17.06-$26.06
  Canceled                    0                   (10,000)   $33.19
                      ---------                 ---------
Balance end of
 period                 996,400   $10.94-$33.19   832,700    $10.94-$33.19
                      =========                 =========
Shares exercisable      702,600   $10.94-$33.19   562,500    $10.94-$26.06


                                 NONQUALIFIED STOCK OPTIONS
                      ----------------------------------------------------
Six Months Ended                    Option                      Option
    June 30,            1995        Price         1994          Price
==================    ========================  ==========================
Balance beginning
 of period            1,097,550   $10.94-$33.19   890,800    $10.94-$33.19
  Granted                 5,000   $30.31                0
  Exercised            (103,550)  $10.94-$33.19   (39,800)   $10.94-$26.06
  Canceled               (2,600)  $28.75-$33.19   (18,300)   $33.19
                      ---------                 ---------
Balance end of
 period                 996,400   $10.94-$33.19   832,700    $10.94-$33.19
                      =========                 =========
Shares exercisable      702,600   $10.94-$33.19   562,500    $10.94-$26.06


                                 NONQUALIFIED STOCK OPTIONS
                       ---------------------------------------------------
Twelve Months Ended                  Option                     Option
    June 30,            1995         Price         1994         Price
==================    ========================   =========================
Balance beginning
 of period              832,700   $10.94-$33.19   706,050    $10.94-$26.06
  Granted               299,650   $28.75-$30.31   288,500    $33.19
  Exercised            (125,600)  $10.94-$33.19  (143,550)   $10.94-$26.06
  Canceled              (10,350)  $28.75-$33.19   (18,300)   $33.19
                      ---------                 ---------
Balance end of
 period                 996,400   $10.94-$33.19   832,700    $10.94-$33.19
                      =========                 =========
Shares exercisable      702,600   $10.94-$33.19   562,500    $10.94-$26.06


                                  NONQUALIFIED STOCK OPTIONS
                                          WITH SARs
                      ----------------------------------------------------
Three Months Ended                  Option                    Option
    June 30,            1995        Price        1994         Price
==================    ========================   =========================
Balance beginning
 of period                9,900   $10.94            9,900    $10.94
  Granted                     0                         0
  Exercised              (4,300)  $10.94                0
  Canceled                    0                         0
                      ---------                  --------
Balance end of
 period                   5,600   $10.94            9,900    $10.94
                      =========                  ========
Shares exercisable        5,600   $10.94            9,900    $10.94


                                 NONQUALIFIED STOCK OPTIONS
                                          WITH SARs
                      ----------------------------------------------------
Six Months Ended                    Option                      Option
    June 30,            1995        Price         1994          Price
==================    ========================   =========================
Balance beginning
 of period                9,900   $10.94            9,900    $10.94
  Granted                     0                         0
  Exercised              (4,300)  $10.94                0
  Canceled                    0                         0
                      ---------                  --------
Balance end of
 period                   5,600   $10.94            9,900    $10.94
                      =========                  ========
Shares exercisable        5,600   $10.94            9,900    $10.94


                                 NONQUALIFIED STOCK OPTIONS
                                          WITH SARs
                      ----------------------------------------------------
Twelve Months Ended                  Option                     Option
    June 30,            1995         Price         1994         Price
==================    ========================   =========================
Balance beginning
 of period                9,900   $10.94            9,900    $10.94
  Granted                     0                         0
  Exercised              (4,300)  $10.94                0
  Canceled                    0                         0
                      ---------                  --------
Balance end of
 period                   5,600   $10.94            9,900    $10.94
                      =========                  ========
Shares exercisable        5,600   $10.94            9,900    $10.94


        The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 100,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options in the future. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of June 30, 1995, 27,750 shares were issued under the Plan.

(17) LONG-TERM DEBT: At June 30, 1995, and December 31, 1994, Industries' long-term debt, excluding amounts due within one year, issued and not retired or canceled was as follows:

                                                     AMOUNT OUTSTANDING
                                               -----------------------------
                                                  June 30,      December 31,
                                                    1995           1994
                                               =============    ============
                                                   (Dollars in thousands)
NORTHERN INDIANA PUBLIC SERVICE COMPANY
First mortgage bonds -
 Series O, 6-3/8%, due September 1, 1997       $    25,747      $   25,747
 Series P, 6-7/8%, due October 1, 1998              14,509          14,509
 Series T, 7-1/2%, due April 1, 2002                40,543          40,543
 Series U, 8-1/8%, due July 15, 2003                55,239          55,239
 Series Z, 8-1/8%, due August 15, 2007              39,559          39,569
 Series NN, 7.10%, due July 1, 2017                 55,000          55,000
                                               -----------     -----------
    Total                                          230,597         230,607
                                               -----------     -----------
Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                   20,750          20,750
 Series 1988 Bonds - Jasper County -
  Series  A, B and C 3.91% weighted
  average at June 30, 1995, due
  November 1, 2016                                 130,000         130,000
 Series 1988 Bonds - Jasper County -
  Series D 3.95% weighted average at
  June 30, 1995, due November 1, 2007               24,000          24,000
 Series 1994 Bonds - Jasper County -
  Series A - 4.20% weighted average at
  June 30, 1995, due August 1, 2010                 10,000          10,000
 Series 1994 Bonds - Jasper County -
  Series B - 4.20% weighted average at
  June 30, 1995, due June 1, 2013                   18,000          18,000
 Series 1994 Bonds - Jasper County -
  Series C - 4.20% weighted average at
  June 30, 1995, due April 1, 2019                  41,000          41,000
                                               -----------     -----------
    Total                                          243,750         243,750
                                               -----------     -----------
Medium-term notes -
 Issued at interest rates between 5.83%
  and 7.64% with a weighted average interest
  rate of 6.81% and various maturities between
  July 25, 1996 and January 19, 2024               764,025         594,750
                                               -----------     -----------
Unamortized premium and discount
 on long-term debt, net                             (4,433)         (3,756)
                                               -----------     -----------
    Total long-term debt of
     Northern Indiana Public
     Service Company                             1,233,939       1,065,351
                                               -----------     -----------
NIPSCO CAPITAL MARKETS, INC.
 Medium-term note - 9.95% - due June 10, 1996            0           7,500
 Unamortized discount                                   (6)             (9)
 Zero coupon notes - 7.57%, $72,500 at
  maturity, due December 1, 1997                    60,584          58,373
                                               -----------     -----------
    Total long-term debt of
     NIPSCO Capital Markets, Inc.                   60,578          65,864
                                               -----------     -----------
NIPSCO DEVELOPMENT COMPANY, INC.
 LAKE ERIE LAND COMPANY - NOTES PAYABLE -
  Interest rates between 8.00% and 9.50%
   with a weighted average interest rate
   of 9.37% and various maturities between
   November 30, 1996 and June 30, 1998               3,221           3,155
 ELM ENERGY AND RECYCLING (UK), LTD.
  Term Loan Facility - 6.79% - due
   December 31, 2004                                35,202          34,606
 METALS TECHNOLOGY CORPORATION -
  Notes Payable -
   Mortgage note, 9.50% -
   due September 25, 2005                               98              98
 NDC DOUGLAS PROPERTIES, INC.
  Notes Payable -
   Interest rates of 6.72% and 7.94% with
    a weighted average interest rate of 7.57%
    and maturities through January 1, 2005          10,462          11,264
                                               -----------     -----------
    Total long-term debt of
     NIPSCO Development Company,Inc.                48,983          49,123
                                               -----------     -----------
    Total long-term debt, excluding
     amounts due in one year                   $ 1,343,500     $ 1,180,338
                                               ===========     ===========

        The sinking fund requirements of long-term debt outstanding at June 30, 1995, (including the maturity of Northern Indiana's first mortgage bonds: Series O, 6-3/8%, due September 1, 1997; and Series P, 6-7/8%, due October 1, 1998; Northern Indiana's medium-term notes due from April 6, 1998 to June 1,2000; Capital Markets' medium-term note due June 10, 1996, and Zero Coupon Notes due December 1, 1997; Lake Erie Land Company's notes payable due November 30, 1996 to June 30, 1998; and NDC Douglas Properties, Inc. notes payable due December 22, 1999), for each of the twelve month periods subsequent to June 30, 1996, are as follows:

Twelve Months Ended June 30,
==================================
1997                 $  97,996,276
1998                 $ 182,051,889
1999                 $  22,866,624
2000                 $ 163,761,162


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

        On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April, 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. During 1994, $120.00 million of the Medium-Term Notes, Series D, were issued to complete the permanent refinancing of those first mortgage bonds. As of June 30, 1995, the remaining $169,275,000 of Medium-Term Notes, Series D, were issued and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z aggregating $94.8 million on July 3, 1995.

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

        The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $345.0 million at June 30, 1995.

(18) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1997, unless extended by its terms. As of June 30, 1995, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1996. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1995, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

        Northern Indiana also has $273.5 million of money market lines of credit. As of June 30, 1995, there were no borrowings outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1995, there were no borrowings outstanding under this facility.

        Northern Indiana uses commercial paper to fund short-term working capital requirements. As of June 30, 1995, Northern Indiana had no commercial paper outstanding.

        Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1997, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the back-up instrument for a commercial paper program. As of June 30, 1995, there were no borrowings outstanding under this agreement.

        Capital Markets also has $105 million of money market lines of credit. As of June 30, 1995, $31.9 million of borrowings were outstanding under these lines of credit.

        As of June 30, 1995, Capital Markets had $43.1 million in commercial paper outstanding, having a weighted average interest rate of 6.25%.

(19) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a 20-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.2 million.

        The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1995:

Twelve Months Ended June 30,
=============================
   (Dollars in thousands)
1996                 $  7,082
1997                    7,341
1998                    7,143
1999                    5,898
2000                    5,644
Later years            79,623
                     --------
Total minimum
 payments required   $112,731
                     ========

        The consolidated financial statements include rental expense for all operating leases as follows:

                             June 30,     June 30,
                               1995         1994
                            ==========   ==========
                             (Dollars in thousands)
Three months ended          $    2,159   $    2,367
Six months ended            $    3,987   $    4,224
Twelve months ended         $    7,653   $    7,995


(20) COMMITMENTS: Northern Indiana estimates that approximately $774 million will be expended for construction purposes for the period from January 1, 1995, to December 31, 1999. Substantial commitments have been made by Northern Indiana in connection with this program.

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

        North Lake Energy Corporation (North Lake), a wholly-owned subsidiary of Industries, has entered into a lease for the use of a 75 megawatt energy facility to be located at Inland Steel Company. The facility will use steam generated by Inland Steel to produce electricity which will be purchased by Inland Steel. The facility is expected to begin operations in late summer of 1996. Industries has guaranteed North Lake's obligations relative to the lease and certain obligations to Inland Steel relative to the project.

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

        Long-term debt/Preferred stock: The fair value of long-term debt and preferred stock are estimated based on the quoted market prices for the same or similar issues of on the rates offered to Industries for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

        The carrying values and estimated fair values of Industries' financial instruments are as follows:

                            June 30, 1995            December 31, 1994
                       ------------------------   ------------------------
                         Carrying    Estimated      Carrying    Estimated
                          Amount     Fair Value      Amount     Fair Value
                       ===========  ===========   ===========  ===========
                                     (Dollars in thousands)
Cash and
 cash equivalents      $    48,670  $    48,670   $    40,441  $    40,441
Investments            $    31,675  $    34,142   $    23,683  $    24,612
Long-term debt
 (including current
  portion)             $ 1,356,964  $ 1,331,890   $ 1,207,936  $ 1,102,019
Preferred stock        $   183,568  $   162,784   $   189,274  $   156,591


        The majority of the long-term debt relates to utility operations.
The Utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(22) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 4% of gas revenue (including transportation services) and 24% of electric revenue for the twelve months ended June 30, 1995, as compared to 2% and 25%, respectively, for the twelve months ended June 30, 1994.

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

REVENUES -

        Total operating revenues for the twelve months ended June 30, 1995, decreased $75.2 million as compared to the twelve months ended June 30, 1994. Gas revenues decreased $69.6 million and electric revenues decreased $5.6 million.

        The decrease in gas revenues was largely attributable to decreased sales to residential and commercial customers due to milder weather, and decreased purchased gas cost per dekatherm (dth), and was partially offset by increased deliveries of gas transported to others. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over the Utilities' systems. The Utilities had approximately 695,700 gas customers at June 30, 1995.

        The decrease in electric revenues for the twelve months ended June 30, 1995, was mainly due to decreased sales to residential customers as a result of milder weather, decreased fuel cost per kilowatt-hour (kwh), transitional rate adjustments to industrial customers signing new five year contracts, and was partially offset by increased sales to industrial and wholesale customers.

        Total operating revenue for the six months ended June 30, 1995 decreased $30.6 million as compared to the six months ended June 30, 1994.
Gas revenues decreased $21.8 million and electric revenues decreased $8.8 million as compared to the same period in 1994. The decrease in gas revenues was mainly due to decreased sales to residential and commercial customers as a result of warmer weather during the first quarter of 1995. The decrease in electric revenue for the six months ended June 30, 1995, was mainly due to decreased fuel costs per kwh and to transitional rate adjustments to industrial customers, and was partially offset by increased sales to commercial and wholesale customers.

        Total operating revenue for the three months ended June 30, 1995 increased $12.5 million as compared to the three months ended June 30, 1994. Gas revenues increased $11.9 million and electric revenues increased $0.6 million as compared to the same period in 1994. The increase in gas revenues was mainly due to increased sales to residential and commercial customers and increased revenues per dth of gas transported to others. The increase in electric revenue for the three months ended June 30, 1995, was mainly due to increased sales to commercial and wholesale customers, partially offset by decreased sales to residential customers and transitional rate adjustments to industrial customers.

        The basic steel industry accounted for 36% of natural gas delivered (including volumes transported) and 39% of electric sales during the twelve months ended June 30, 1995.

        The components of the variations in gas and electric revenues are shown in the following tables:

                                        Variations from Prior Periods
                                    ------------------------------------
                                                June 30, 1995
                                                 Compared to
                                                June 30, 1994
                                      Three         Six         Twelve
                                      Months       Months       Months
                                    ==========   ==========   ==========
                                            (Dollars in thousands)
Gas Revenue -
 Pass through of net changes
  in purchased gas costs, gas
  storage and storage
  transportation costs              $   (9,037)  $  (35,398)  $  (57,462)
 Take-or-pay costs and transition
  costs                                 14,024       34,345       50,340
 Changes in sales levels                 6,835      (21,260)     (64,777)
 Gas transport levels                       96          561        2,277
                                    ----------   ----------   ----------
Gas Revenue Change                  $   11,918   $  (21,752)  $  (69,622)
                                    ----------   ----------   ----------
Electric Revenue  -
 Pass through of net changes
  in fuel                           $   (5,969)  $  (14,224)  $  (18,540)
 Changes in sales levels                 6,504        5,376       12,973
                                    ----------   ----------   ----------
Electric Revenue Change             $      535   $   (8,848)  $   (5,567)
                                    ----------   ----------   ----------
Total Revenue Change                $   12,453   $  (30,600)  $  (75,189)
                                    ==========   ==========   ==========

See Note 5 to the consolidated financial statements (Rate Matters), regarding gas take-or-pay and FERC Order No. 636 transition costs.


GAS COSTS -

        The Utilities' gas costs decreased $49.7 million for the twelve month period ended June 30, 1995, due to decreased purchases due to lower sales and lower gas costs per dth. The average cost for the Utilities purchased gas for the three, six, and twelve month periods ended June 30, 1995, after adjustment for take-or-pay and transition charges billed to transport customers, was $2.76, $2.87 and $2.85 per dth, respectively, as compared to $2.94, $3.04 and $3.12 per dth for the same periods in 1994.

FUEL AND PURCHASED POWER -

        The cost of fuel for electric generation decreased for the three, six, and twelve month periods ended June 30, 1995, compared to 1994 periods, mainly as a result of lower cost for coal.

        Power purchased increased $1.4, $3.3 and $6.4 million for the three, six, and twelve month periods ended June 30, 1995, respectively, as a result of increased bulk power purchases with other utilities due to increased sales.

OPERATING MARGINS -

        Operating margins decreased $15.5 million for the twelve months ended June 30, 1995, from the same period a year ago. The operating margin from gas deliveries decreased $20.0 million, due to decreased sales to residential and commercial customers as a result of milder weather and decreased sales to industrial customers which were partially offset by increased deliveries of gas transported to others, compared to the twelve month period ended June 30, 1994. The operating margins from electric sales increased $4.5 million, due to increased sales to commercial and industrial customers, partially offset by decreased sales to residential customers due to milder weather.

        Operating margins decreased $3.6 million for the six months ended June 30, 1995, from the same period a year ago. Gas operating margin decreased $4.6 million due to decreased sales to residential and commercial customers due to warmer weather during the first quarter of 1995. Operating margins on electric sales increased $1.0 million due to increased sales to commercial customers, partially offset by transitional rate adjustments to industrial customers.

        Operating margins increased $6.0 million for the three months ended June 30, 1995, over the same period a year ago. The operating margins from gas increased $3.1 million due to increased sales to residential and commercial customers as a result of colder weather, and increased deliveries to industrial customers. Operating margins on electric sales increased $2.9 million reflecting increased sales to commercial customers, partially offset by transitional rate adjustments to industrial customers.

OPERATING EXPENSES AND TAXES -

        Operation expenses decreased $1.9, $7.6, and $11.9 million for the three, six, and twelve month periods ended June 30, 1995, respectively. Operation expenses decreased for the twelve month period mainly due to decreased employee related costs.

        Maintenance expenses decreased $2.2, $1.1 and $3.4 million for the three, six, and twelve month periods ended June 30, 1995, respectively, mainly reflecting decreased maintenance activity at the electric production facilities.

        Depreciation and amortization expense increased for the three, six, and twelve month periods ended June 30, 1995, as a result of net plant additions.

        Utility income taxes increased for the three and six month periods ended June 30, 1995, as a result of higher pre-tax income.

        The after tax effects of the Northern Indiana land donation to the Shafer and Freeman Lakes Environmental Conservation Corporation are included in "Other Income (Deductions)" for the twelve month period ended June 30, 1995. The operating results of all non-utility subsidiaries are included in "Other Income (Deductions)."

        Interest charges (net) decreased for the twelve month period ended June 30, 1995, reflecting Northern Indiana's continued refinancing to reduce interest rates on long-term debt outstanding and deferred carrying charges on FERC Order No. 636 transition costs.

        See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Carrying Charges and Deferred Depreciation and Allowance for Funds Used During Construction. Also, see Notes 5, 7, 9, and 10 for a discussion of FERC Order No. 636, Income Taxes, Postretirement Benefits, and Postemployment Benefits, respectively.

NET INCOME-

        Industries' net income for the twelve month period ended June 30, 1995, was $164.7 million compared to $162.4 million for the twelve month period ended June 30, 1994.

        Net income for the six months ended June 30, 1995, was $87.3 million compared to $86.5 million for the six months ended June 30, 1994.

        Net income for the three months ended June 30, 1995, was $26.9 million compared to $21.5 million for the three months ended June 30, 1994.

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

        Northern Indiana has received notices from the Environmental Protection Agency (EPA) that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and the Superfund Amendment and Reauthorization Act (SARA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation, analysis, and remediation. At each of the sites, Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA and SARA, will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the sites and avoid the imposition of fines or added costs. While all of the remedial costs at these sites are not determinable, Northern Indiana's analysis indicates its share of such costs with other PRPs should not have a significant impact on its financial position or the results of future operations.

        The Utilities have instituted a program to investigate former manufactured gas plants where one of them is the current or former owner. The Utilities have identified twenty-seven of these sites and made visual inspections of these sites. The Utilities have conducted initial samplings at eleven sites. Follow-up investigations have been conducted at three sites and potential remedial measures are being evaluated. The Utilities will continue their program to assess sites during 1995. During the follow-up investigation of the former manufactured gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management
(IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP will be to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

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

LIQUIDITY AND CAPITAL RESOURCES -

        During the next few years, it is anticipated that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. See Note 14 to Notes to Consolidated Financial Statements for a discussion of the Common Share Dividend.

        On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April, 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. During 1994, $120.0 million of the Medium-Term Notes, Series D, were issued to complete the permanent refinancing of those first mortgage bonds. As of June 30, 1995, the remaining $169,275,000 of Medium-Term Notes, Series D, were issued and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z aggregating $94.8 million on July 3, 1995.

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

        Capital Markets has a $150 million revolving Credit Agreement which terminates August 19, 1997, unless extended by its terms. This facility provides short-term financing flexibility at the holding company level and also serves as the back-up instrument for a commercial paper program. As of June 30, 1995, there were no borrowings outstanding under this agreement.

        Capital Markets also has $105 million of money market lines of credit. As of June 30, 1995, $31.9 million of borrowings were outstanding under these lines of credit.

        As of June 30, 1995, Capital Markets had $43.1 million in commercial paper outstanding, having a weighted average interest rate of 6.25%.

        The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $345.0 million at June 30, 1995.

        Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of June 30, 1995, Northern Indiana had no commercial paper outstanding.

        Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1997, unless extended by its terms. As of June 30, 1995, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1996. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1995, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

        Northern Indiana also has $273.5 million of money market lines of credit. As of June 30, 1995, there were no borrowings outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1995, there were no borrowings outstanding under this facility.

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

COMPETITION

        The Energy Policy Act of 1992 (Energy Act) allows FERC to order electric utilities to grant access to transmission systems by third party power producers. The Energy Act specifically prohibits federally mandated wheeling of power for retail customers. That authority lies with the individual states, several of which are considering opening the transmission network to retail customers. The Energy Act will stimulate greater competition in the wholesale electric markets. This competition will create opportunities to compete for new customers and revenues, as well as increase the risk of the loss of customers. Although wholesale customers represent a relatively small portion of Northern Indiana's sales (4% for 1994), Northern Indiana will continue its efforts to retain and add customers by offering competitive rates. Competitive forces have also begun to influence retail pricing in the industry. In some instances,industrial customers, threatening to pursue cogeneration, self-generation, retail wheeling, or relocation to other service territories, have obtained price concessions from utilities.

        Operating in a competitive environment will place added pressures on utility profit margins and credit quality. Increasing competition in the electric utility industry has already led the credit rating agencies to apply more stringent guidelines in making credit rating determinations.

        Industries's management has taken steps to make the company more competitive and profitable in the changing utility environment, including partnering on energy projects with major industrial customers and conversions of some of its generating units to allow use of lower cost low-sulfur coal.

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

                            SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NIPSCO Industries, Inc.

                                    (Registrant)

                                 Jerry M. Springer,
                                    Controller
                            and Chief Accounting Officer

Date August 11, 1995