Form 10-Q
period 1995-09-30
NIPSCO INDUSTRIES INC
filed 1995-11-13
CIK 823392

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1995

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

        As of October 31, 1995, 62,628,628 common shares were outstanding.

NIPSCO INDUSTRIES, INC.
Part I.  FINANCIAL INFORMATION

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NIPSCO Industries, Inc.:

        We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of September 30, 1995, and December 31, 1994, and the related consolidated statements of income, common shareholders' equity and cash flows for the three, nine, and twelve month periods ended September 30, 1995, and 1994. These consolidated financial statements are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of September 30, 1995, and December 31, 1994, and the results of their operations and their cash flows for the three, nine, and twelve month periods ended September 30, 1995, and 1994, in conformity with generally accepted accounting principles.

        As discussed in Notes 7 and 9 to the consolidated financial statements, effective January 1, 1993, NIPSCO Industries, Inc. and subsidiaries changed their methods of accounting for income taxes and postretirement benefits other than pensions.


                                                 Arthur Andersen LLP

Chicago, Illinois
November 6, 1995

CONSOLIDATED BALANCE SHEET

                                            September 30, December 31,
ASSETS                                          1995          1994
                                            ===========   ===========
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $197,401 AND $221,830, RESPECTIVELY)
 (Note 2):
  Electric                                  $ 3,918,221   $ 3,858,118
  Gas                                         1,290,304     1,258,801
  Common                                        338,467       316,120
                                            -----------   -----------
                                              5,546,992     5,433,039

    Less - Accumulated provision for
     depreciation and amortization            2,331,588     2,202,082
                                            -----------   -----------
      Total Utility Plant                     3,215,404     3,230,957
                                            -----------   -----------

OTHER PROPERTY AND INVESTMENTS:
 Other property, at cost, less accumulated
  provision for depreciation                    125,825       126,632
 Investments, at equity (Note 2)                 39,547        27,023
 Investments, at cost                            21,408        10,355
 Other investments                               14,384        13,328
                                            -----------   -----------

      Total Other Property and Investments      201,164       177,338
                                            -----------   -----------

CURRENT ASSETS:
 Cash and cash equivalents                       18,498        40,441
 Accounts receivable, less reserve of
  $6,918 and $4,899, respectively (Note 2)       55,191        86,299
 Fuel adjustment clause (Note 2)                  8,683         1,614
 Gas cost adjustment clause (Note 2)                  0        25,972
 Materials and supplies, at average cost         67,496        66,397
 Electric production fuel, at average cost       16,803        18,347
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                        74,064        77,794
 Prepayments and other                           19,522        11,081
                                            -----------   -----------
      Total Current Assets                      260,257       327,945
                                            -----------   -----------

OTHER ASSETS:
 Regulatory assets (Note 2)                     203,517       195,449
 Deferred charges and other noncurrent
  assets                                         14,620        15,449
                                            -----------   -----------
      Total Other Assets                        218,137       210,898
                                            -----------   -----------
                                            $ 3,894,962   $ 3,947,138
                                            ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED BALANCE SHEET
                                           September 30,  December 31,
CAPITALIZATION AND LIABILITIES                 1995           1994
                                           ============   ===========
                                             (Dollars in thousands)

CAPITALIZATION:
 Common shareholders' equity
  (See accompanying statement)              $ 1,117,182   $ 1,107,848
 Cumulative preferred stocks (Note 11) -
  Northern Indiana Public Service Company:
   Series without mandatory redemption
    provisions (Note 12)                         81,525        86,389
   Series with mandatory redemption
    provisions (Note 13)                         64,207        66,057
  NIPSCO Industries Inc.:
   Series with mandatory redemption
    provisions (Note 13)                         35,000        35,000
 Long-term debt excluding amounts due
  within one year (Note 17)                   1,176,221     1,180,338
                                            -----------   -----------
      Total Capitalization                    2,474,135     2,475,632
                                            -----------   -----------

CURRENT LIABILITIES:
 Obligations due within one year -
  NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   Commercial paper                              42,300       156,500
   First mortgage bonds -
    Series N, 4-5/8% - due May 15, 1995               0        22,436
   Medium-term notes -
    Issued at interest rates of 6.19% and
    6.25% with a weighted average interest
    rate of 6.21% and maturities of
    July 25, 1996 and July 26, 1996              80,000             0
   Notes payable -
    Issued at interest rates between 5.83%
     and 5.96% with a weighted average
     interest rate of 5.86% and various
     maturities between October 4, 1995
     and November 1, 1995                        64,400        92,700
  NIPSCO CAPITAL MARKETS, INC.:
   Commercial paper                              43,700        49,600
   Notes payable -
     5.98% - due October 23, 1995                18,800        12,700
   Medium-term notes
    9.95% - due June 10, 1996                     7,500             0
  ELM ENERGY AND RECYCLING (UK), LTD.:
   Term loan facility                             3,902         3,262
   Standby loan facility                          1,108             0
  NDC DOUGLAS PROPERTIES, INC.:
   Notes payable                                  1,577         1,013
                                            -----------   -----------
                                                263,287       338,211
                                            -----------   -----------

 OTHER CURRENT LIABILITIES -
  Accounts payable                              115,039       158,712
  Sinking funds due within one year
   (Notes 13 and 17)                              2,621         2,578
  Dividends declared on common and
   preferred stocks                              26,565        27,077
  Customer deposits                              10,083         9,291
  Taxes accrued                                  39,339        43,625
  Gas cost adjustment clause (Note 2)            29,037             0
  Interest accrued                               19,422        10,561
  Accrued employment costs                       41,514        43,811
  Other accruals                                 40,255        11,158
                                            -----------   -----------
                                                323,875       306,813
                                            -----------   -----------
      Total Current Liabilities                 587,162       645,024
                                            -----------   -----------

OTHER:
 Deferred income taxes (Note 7)                 582,666       581,866
 Deferred investment tax credits, being
  amortized over life of related property
   (Note 7)                                     117,577       123,181
 Deferred credits                                42,548        43,621
 Accrued liability for postretirement
  benefits (Note 9)                              67,015        48,548
 Regulatory income tax liability (Note 7)        13,400        18,599
 Other noncurrent liabilities                    10,459        10,667
                                            -----------   -----------
      Total Other                               833,665       826,482
                                            -----------   -----------

COMMITMENTS AND CONTINGENCIES:
 (Notes 3, 4, 5, 6, 19 and 20)

                                            $ 3,894,962   $ 3,947,138
                                            ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF INCOME

                                  Three Months             Nine Months
                              Ended September 30,      Ended September 30,
                            ----------------------   ----------------------
                               1995        1994         1995        1994
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2, 5 and 22)
  Gas                       $   73,648  $   71,795   $  473,117  $  493,016
  Electric                     296,731     262,803      780,222     755,142
                            ----------  ----------   ----------  ----------
                               370,379     334,598    1,253,339   1,248,158
                            ----------  ----------   ----------  ----------

Cost of Energy: (Note 2)
 Gas costs                      38,201      36,887      275,559     291,452
 Fuel for electric
  generation                    69,612      62,140      179,309     184,938
 Power purchased                13,126       9,143       35,259      27,985
                            ----------  ----------   ----------  ----------
                               120,939     108,170      490,127     504,375
                            ----------  ----------   ----------  ----------

Operating Margin               249,440     226,428      763,212     743,783
                            ----------  ----------   ----------  ----------

Operating Expenses and
 Taxes (except income):
  Operation                     73,790      69,661      215,467     218,920
  Maintenance (Note 2)          18,916      18,988       58,966      60,147
  Depreciation and
   amortization (Note 2)        50,685      48,606      149,550     144,819
  Taxes (except income)         17,420      16,890       54,989      54,866
                            ----------  ----------   ----------  ----------
                               160,811     154,145      478,972     478,752
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes           88,629      72,283      284,240     265,031
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 7)                       24,706      19,233       81,054      72,528
                            ----------  ----------   ----------  ----------

Operating Income                63,923      53,050      203,186     192,503
                            ----------  ----------   ----------  ----------

Other Income (Deductions)
 (Note 2)                       (1,246)         (7)      (2,220)     (2,928)
                            ----------  ----------   ----------  ----------
Income Before Interest
 and Other Charges              62,677      53,043      200,966     189,575
                            ----------  ----------   ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     21,061      18,965       62,170      59,189
 Other interest                  2,457       3,175        8,957       7,746
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (580)     (1,181)      (3,871)     (2,869)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,150       1,029        3,252       2,839
 Dividend requirements on
  preferred stocks of
  subsidiary                     2,231       2,520        6,821       7,616
                            ----------  ----------   ----------  ----------
                                26,319      24,508       77,329      74,521
                            ----------  ----------   ----------  ----------

Net Income                      36,358      28,535      123,637     115,054

Dividend requirements on
 preferred shares                  766         766        2,297       2,297
                            ----------  ----------   ----------  ----------
Balance available for
 common shareholders        $   35,592  $   27,769   $  121,340  $  112,757
                            ==========  ==========   ==========  ==========
Average common shares
 outstanding                63,031,729  64,513,779   63,532,590  65,089,547

Earnings per average
 common share               $     0.56  $     0.43   $     1.90  $     1.73
                            ==========  ==========   ==========  ==========

Dividends declared per
 common share               $     0.39  $     0.36   $     1.17  $     1.08
                            ==========  ==========   ==========  ==========


                                 Twelve Months
                              Ended September 30,
                            ----------------------
                               1995        1994
                            ==========  ==========
                            (Dollars in thousands)

Operating Revenues:
 (Notes 2, 5 and 22)
  Gas                       $  662,010  $  723,940
  Electric                   1,019,572     989,110
                            ----------  ----------
                             1,681,582   1,713,050
                            ----------  ----------

Cost of Energy: (Note 2)
 Gas costs                     387,544     429,976
 Fuel for electric
  generation                   241,505     246,177
 Power purchased                39,777      33,221
                            ----------  ----------
                               668,826     709,374
                            ----------  ----------

Operating Margin             1,012,756   1,003,676
                            ----------  ----------

Operating Expenses and
 Taxes (except income):
  Operation                    284,313     288,085
  Maintenance (Note 2)          78,989      83,667
  Depreciation and
   amortization (Note 2)       199,014     192,799
  Taxes (except income)         72,350      72,153
                            ----------  ----------
                               634,666     636,704
                            ----------  ----------
Operating Income Before
 Utility Income Taxes          378,090     366,972
                            ----------  ----------
Utility Income Taxes
 (Note 7)                      106,258      99,502
                            ----------  ----------

Operating Income               271,832     267,470
                            ----------  ----------

Other Income (Deductions)
 (Note 2)                        2,924      (3,941)
                            ----------  ----------
Income Before Interest
 and Other Charges             274,756     263,529
                            ----------  ----------

Interest and Other Charges:
 Interest on long-term debt     81,273      80,184
 Other interest                 12,861       9,481
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)              (5,376)     (3,744)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   4,310       3,734
 Dividend requirements on
  preferred stocks of
  subsidiary                     9,118      10,189
                            ----------  ----------
                               102,186      99,844
                            ----------  ----------

Net Income                     172,570     163,685

Dividend requirements on
 preferred shares                3,063       3,063
                            ----------  ----------
Balance available for
 common shareholders        $  169,507  $  160,622
                            ==========  ==========
Average common shares
 outstanding                63,655,520  65,309,025

Earnings per average
 common share               $     2.66  $     2.45
                            ==========  ==========

Dividends declared per
 common share               $     1.56  $     1.44
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



CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                        Dollars in Thousands
                           --------------------------------------------------
                                                     Additional
                                           Common      Paid-in      Retained
  Three Months Ended          Total        Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, July 1, 1994      $ 1,102,698  $   870,930  $    27,825  $   418,983
Net income                      28,535                                 28,535
DIVIDENDS:
 Preferred shares                 (766)                                  (766)
 Common shares                 (23,073)                               (23,073)
Treasury shares acquired       (18,503)
ISSUED:
 Employee stock purchase
  plan                             293                       135
 Long-term incentive plan          222
Other                              432                       357          (12)
                           -----------  -----------  -----------  -----------
Balance, September 30,
 1994                      $ 1,089,838  $   870,930  $    28,317  $   423,667
                           ===========  ===========  ===========  ===========



                                       Dollars in Thousands         Shares
                           -------------------------------------  -----------
                                                      Currency
  Three Months Ended         Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, July 1, 1994      $  (211,790) $    (1,359) $    (1,891)  73,892,109
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired       (18,503)
ISSUED:
 Employee stock purchase
  plan                             158
 Long-term incentive plan          222
Other                                           196         (109)
                           -----------  -----------  -----------  -----------
Balance, September 30,
 1994                      $  (229,913) $    (1,163) $    (2,000)  73,892,109
                           ===========  ===========  ===========  ===========


                              Shares
                           -----------
  Three Months Ended         Treasury
     (continued)              Shares
========================   ===========

Balance, July 1, 1994       (9,106,152)
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired      (642,159)
ISSUED:
 Employee stock purchase
  plan                           9,962
 Long-term incentive plan        9,350
Other
                           -----------
Balance, September 30,
 1994                       (9,728,999)
                           ===========


                                        Dollars in Thousands

                     --------------------------------------------------
                                                      Additional
  Three Months Ended                       Common      Paid-in      Retained
     (continued)               Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, July 1, 1995      $ 1,116,208  $   870,930  $    31,950  $   482,823
Net income                      36,358                                 36,358
DIVIDENDS:
 Preferred shares                 (766)                                  (766)
 Common shares                 (24,474)                               (24,474)
Treasury shares acquired       (11,854)
ISSUED:
 Employee stock purchase
  plan                             299                       159
 Long-term incentive plan          725
Other                              686                        93          (65)
                           -----------  -----------  -----------  -----------
Balance, September 30,
 1995                      $ 1,117,182  $   870,930  $    32,202  $   493,876
                           ===========  ===========  ===========  ===========


                                        Dollars in Thousands         Shares
                           -------------------------------------  -----------
                                                      Currency
  Three Months Ended         Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, July 1, 1995      $  (260,485) $    (7,529) $    (1,481)  73,892,109
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired       (11,854)
ISSUED:
 Employee stock purchase
  plan                             140
 Long-term incentive plan          725
Other                                           574           84
                           -----------  -----------  -----------  -----------
Balance, September 30,
 1995                      $  (271,474) $    (6,955) $    (1,397)  73,892,109
                           ===========  ===========  ===========  ===========


                              Shares
                           -----------
  Three Months Ended         Treasury
     (concluded)              Shares
========================   ===========

Balance, July 1, 1995      (10,627,573)
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired      (363,407)
ISSUED:
 Employee stock purchase
  plan                           8,791
 Long-term incentive plan
Other                           29,000
                           -----------
Balance, September 30,
 1995                      (10,953,189)
                           ===========


                                        Dollars in Thousands
                           --------------------------------------------------
                                                      Additional
                                           Common      Paid-in      Retained
   Nine Months Ended          Total        Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1994   $ 1,094,672  $   870,930  $    27,631  $   380,888
Net income                     115,054                                115,054
DIVIDENDS:
 Preferred shares               (2,297)                                (2,297)
 Common shares                 (69,913)                               (69,913)
Treasury shares acquired       (51,133)
ISSUED:
 Employee stock purchase
  plan                             598                       293
 Long-term incentive plan        1,143                        29
Other                            1,714                       364          (65)
                           -----------  -----------  -----------  -----------
Balance, September 30,
 1994                      $ 1,089,838  $   870,930  $    28,317  $   423,667
                           ===========  ===========  ===========  ===========


                                        Dollars in Thousands         Shares
                           -------------------------------------  -----------
                                                      Currency
   Nine Months Ended         Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1994   $  (180,212) $    (1,684) $    (2,881)  73,892,109
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired       (51,133)
ISSUED:
 Employee stock purchase
  plan                             305
 Long-term incentive plan        1,127          (13)
Other                                           534          881
                           -----------  -----------  -----------  -----------
Balance, September 30,
 1994                      $  (229,913) $    (1,163) $    (2,000)  73,892,109
                           ===========  ===========  ===========  ===========


                              Shares
                           -----------
   Nine Months Ended         Treasury
      (continued)             Shares
========================   ===========

Balance, January 1, 1994    (8,063,271)
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired    (1,732,165)
ISSUED:
 Employee stock purchase
  plan                          19,248
 Long-term incentive plan       47,189
Other
                           -----------
Balance, September 30,
 1994                       (9,728,999)
                           ===========


                                        Dollars in Thousands
                           --------------------------------------------------
                                                      Additional
   Nine Months Ended                       Common      Paid-in      Retained
      (concluded)              Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1995   $ 1,107,848  $   870,930  $    29,657  $   446,928
Net income                     123,637                                123,637
DIVIDENDS:
 Preferred shares               (2,297)                                (2,297)
 Common shares                 (74,131)                               (74,131)
Treasury shares acquired       (44,093)
ISSUED:
 Employee stock purchase
  plan                             604                       301
 Long-term incentive plan        3,442                     1,654
Other                            2,172                       590         (261)
                           -----------  -----------  -----------  -----------
Balance, September 30,
 1995                      $ 1,117,182  $   870,930  $    32,202  $   493,876
                           ===========  ===========  ===========  ===========


                                        Dollars in Thousands         Shares
                           -------------------------------------  -----------
                                                      Currency
   Nine Months Ended         Treasury     Unearned   Translation     Common
      (concluded)             Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1995
Net income                 $  (237,193) $      (970) $    (1,504)  73,892,109
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired       (44,093)
ISSUED:
 Employee stock purchase
  plan                             303
 Long-term incentive plan        9,509       (7,721)
Other                                         1,736          107
                           -----------  -----------  -----------  -----------
Balance, September 30,
 1995                      $  (271,474) $    (6,955) $    (1,397)  73,892,109
                           ===========  ===========  ===========  ===========


                              Shares
                           -----------
   Nine Months Ended         Treasury
     (concluded)              Shares
========================   ===========

Balance, January 1, 1995    (9,986,720)
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired    (1,366,741)
ISSUED:
 Employee stock purchase
  plan                          19,022
 Long-term incentive plan      381,250
Other
                           -----------
Balance, September 30,
 1995                      (10,953,189)
                           ===========


                                        Dollars in Thousands
                           --------------------------------------------------
                                                      Additional
                                           Common      Paid-in      Retained
  Twelve Months Ended         Total        Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, October 1, 1993   $ 1,082,986  $   870,930  $    27,708  $   356,562
Net income                     163,685                                163,685
DIVIDENDS:
 Preferred shares               (3,063)                                (3,063)
 Common shares                 (93,590)                               (93,590)
Treasury shares acquired       (64,055)
ISSUED:
 Employee stock purchase
  plan                             598                       293
 Long-term incentive plan        2,103                       (46)
Other                            1,174                       362           73
                           -----------  -----------  -----------  -----------
Balance, September 30,
 1994                      $ 1,089,838  $   870,930  $    28,317  $   423,667
                           -----------  -----------  -----------  -----------

Net income                     172,570                                172,570
DIVIDENDS:
 Preferred shares               (3,063)                                (3,063)
 Common shares                 (99,021)                               (99,021)
Treasury shares acquired       (51,677)
ISSUED:
 Employee stock purchase
  plan                             604                       301
 Long-term incentive plan        3,748                     1,656
Other                            4,183                     1,928         (277)
                           -----------  -----------  -----------  -----------
Balance, September 30,
 1995                      $ 1,117,182  $   870,930  $    32,202  $   493,876
                           ===========  ===========  ===========  ===========


                                     Dollars in Thousands            Shares
                           -------------------------------------  -----------
                                                      Currency
  Twelve Months Ended        Treasury     Unearned   Translation     Common
     (continued)              Shares    Compensation  Adjustment     Shares
========================   ===========  ===========  ===========  ===========

Balance, October 1, 1993   $  (168,325) $    (1,892) $    (1,997)  73,892,109
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired       (64,055)
ISSUED:
 Employee stock purchase
  plan                             305
 Long-term incentive plan        2,162          (13)
Other                                           742           (3)
                           -----------  -----------  -----------  -----------
Balance, September 30,
 1994                      $  (229,913) $    (1,163) $    (2,000)  73,892,109
                           -----------  -----------  -----------  -----------
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired       (51,677)
ISSUED:
 Employee stock purchase
  plan                             303
 Long-term incentive plan        9,813       (7,721)
Other                                         1,929          603
                           -----------  -----------  -----------  -----------
Balance, September 30,
 1995                      $  (271,474) $    (6,955) $    (1,397)  73,892,109
                           ===========  ===========  ===========  ===========


                              Shares
                           -----------
  Twelve Months Ended        Treasury
      (continued)             Shares
========================   ===========

Balance, October 1, 1993    (7,706,640)
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired    (2,134,696)
ISSUED:
 Employee stock purchase
  plan                          19,248
 Long-term incentive plan       93,089
Other
                           -----------
Balance, September 30,
 1994                       (9,728,999)
                           -----------

Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired    (1,637,162)
ISSUED:
 Employee stock purchase
  plan                          19,022
 Long-term incentive plan      393,950
Other
                           -----------
Balance, September 30,
 1995                      (10,953,189)
                           ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS

                             Three Months               Nine Months
                          Ended September 30,        Ended September 30,
                       ------------------------   ------------------------
                           1995         1994          1995         1994
                       ===========  ===========   ===========  ===========
                                      (Dollars in thousands)

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income           $    36,358  $    28,535   $   123,637  $   115,054

ADJUSTMENTS TO
 RECONCILE NET INCOME
 TO NET CASH:
  Depreciation and
   amortization             50,685       48,606       149,550      144,819
  Deferred federal and
   state operating
   income taxes, net         4,254        7,523       (17,700)      (7,904)
  Deferred investment
   tax credits, net         (1,869)      (1,854)       (5,605)      (4,671)
  Change in certain
   assets and
   liabilities* -
    Accounts
     receivable, net         9,215       34,928        31,108       71,945
    Electric
     production fuel         2,915        2,244         1,544          936
    Materials and
     supplies                2,380       (1,603)       (1,099)      (1,705)
    Natural gas in
     storage               (35,734)     (40,805)        3,730      (24,092)
    Accounts payable           248       (4,530)      (43,673)     (44,325)
    Taxes accrued          (20,383)     (24,174)        9,586      (46,283)
    Fuel adjustment
     clause                 (5,763)       2,445        (7,069)       1,552
    Gas cost
     adjustment
     clause                 (6,114)      (5,179)       55,009       56,161
    Accrued employment
     costs                     858        2,463        (2,297)         378
    Other accruals             574       (1,695)       29,144          (41)
  Other, net                18,496       15,153        24,602       23,113
                       -----------  -----------   -----------  -----------

       Net cash
        provided by
        operating
        activities          56,120       62,057       350,467      284,937
                       -----------  -----------   -----------  -----------

CASH FLOWS PROVIDED BY
 (USED IN) INVESTING
 ACTIVITIES:
  Utility construction
   expenditures            (38,731)     (54,983)     (135,215)    (154,658)
  Acquisition and
   construction
   expenditures
   related to
   Crossroads Pipeline
   Company                  (1,548)          94        (2,480)      (1,286)
  Return of capital from
   equity investments            0            0             0        8,000
  Other, net               (12,076)      (7,900)      (20,511)     (14,880)

                       -----------  -----------   -----------  -----------
       Net cash used
        in investing
        activities         (52,355)     (62,789)     (158,206)    (162,824)
                       -----------  -----------   -----------  -----------


CASH FLOWS PROVIDED BY
 (USED IN) FINANCING
 ACTIVITIES:
  Issuance of
   long-term debt            7,715      187,207       181,689      213,846
  Issuance of
   short-term debt          68,797      295,125       476,936      741,977
  Net change in
   commercial paper         42,900       38,800      (120,100)     107,805
  Retirement of
   long-term debt          (97,706)     (67,546)     (123,662)    (258,091)
  Retirement of
   short-term debt         (16,732)    (409,903)     (504,324)    (782,804)
  Retirement of
   preferred stock          (1,008)        (891)       (6,339)      (2,050)
  Issuance of common
   shares                    1,024          515         3,852        1,754
  Acquisition of
   treasury shares         (11,854)     (18,503)      (44,093)     (51,133)
  Cash dividends paid
   on common shares        (24,550)     (23,311)      (74,572)     (70,513)
  Cash dividends paid
   on preferred
   shares                   (2,619)        (766)       (4,150)      (2,297)
  Other, net                    96            0           559            0
                       -----------  -----------   -----------  -----------

       Net cash used
        in financing
        activities         (33,937)         727      (214,204)    (101,506)
                       -----------  -----------   -----------  -----------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS               (30,172)          (5)      (21,943)      20,607

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD        48,670       36,752        40,441       16,140
                       -----------  -----------   -----------  -----------

CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD              $   18,498  $    36,747   $    18,498  $    36,747
                       ===========  ===========   ===========  ===========


                             Twelve Months
                          Ended September 30,
                       ------------------------
                           1995         1994
                       ===========  ===========
                        (Dollars in thousands)

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income           $   172,570  $   163,685

ADJUSTMENTS TO
 RECONCILE NET INCOME
 TO NET CASH:
  Depreciation and
   amortization            199,014      192,799
  Deferred federal and
   state operating
   income taxes, net       (21,284)       6,289
  Deferred investment
   tax credits, net         (7,433)      (6,567)
  Change in certain
   assets and
   liabilities* -
    Accounts
     receivable, net       (12,007)        (817)
    Electric
     production fuel         3,794        4,137
    Materials and
     supplies                1,329          285
    Natural gas in
     storage                12,898      (15,453)
    Accounts payable       (33,428)      19,532
    Taxes accrued           36,965      (30,109)
    Fuel adjustment
     clause                 (3,795)      (2,565)
    Gas cost
     adjustment
     clause                  8,535       45,145
    Accrued employment
     costs                     758       (2,080)
    Other accruals          25,095        1,298
  Other, net                18,911       (5,960)
                       -----------  -----------
       Net cash
        provided by
        operating
        activities         401,922      369,619
                       -----------  -----------



CASH FLOWS PROVIDED BY
 (USED IN) INVESTING
 ACTIVITIES:
  Utility construction
   expenditures           (181,143)    (219,996)
  Acquisition and
   construction
   expenditures
   related to
   Crossroads Pipeline
   Company                  (3,153)     (25,647)
  Return of capital from
   equity investments            0        8,000
  Other, net               (25,198)     (18,539)
                       -----------  -----------

       Net cash used
        in investing
        activities        (209,494)    (256,182)
                       -----------  -----------


CASH FLOWS PROVIDED BY
 (USED IN) FINANCING
 ACTIVITIES:
  Issuance of
   long-term debt          190,418      230,897
  Issuance of
   short-term debt         755,736    1,013,129
  Net change in
   commercial paper        (96,700)     168,000
  Retirement of
   long-term debt          (84,143)    (322,209)
  Retirement of
   short-term debt        (811,910)  (1,031,357)
  Retirement of
   preferred stock         (14,484)      (2,580)
  Issuance of common
   shares                    4,158        2,816
  Acquisition of
   treasury shares         (51,677)     (64,055)
  Cash dividends paid
   on common shares        (97,637)     (93,100)
  Cash dividends paid
   on preferred
   shares                   (4,916)      (3,063)
  Other, net                   478            0
                       -----------  -----------

       Net cash
        provided by
        (used in
        financing
        activities        (210,677)    (101,522)
                       -----------  -----------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS               (18,249)      11,915

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD        36,747       24,832
                       -----------  -----------

CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD             $    18,498  $    36,747
                       ===========  ===========

*Net of effects from purchase of Northern Indiana Fuel and Light Company, Inc.

The accompanying notes to consolidated financial statements are an integral part of this statement.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HOLDING COMPANY STRUCTURE: NIPSCO Industries, Inc. (Industries) is an Indiana corporation serving as the holding company for a number of subsidiaries, including three public utility operating companies: Northern Indiana Public Service Company (Northern Indiana), Kokomo Gas and Fuel Company (Kokomo Gas) and Northern Indiana Fuel and Light Company, Inc. (NIFL) and, since October 1, 1995, Crossroads Pipeline Company (Crossroads).

      Industries' major non-utility subsidiaries include NIPSCO Development Company, Inc. (Development), NIPSCO Energy Services, Inc. (Services), and NIPSCO Capital Markets, Inc. (Capital Markets). Prior to October 1, 1995 Crossroads was a wholly owned subsidiary of Services.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Industries, its utility subsidiaries Northern Indiana, Kokomo Gas, NIFL and Crossroads (Utilities), and all non-utility subsidiaries. Investments for which Industries has at least a 20% interest and certain joint ventures are accounted for under the equity method of accounting. Investments with less than a 20% interest are accounted for under the cost method of accounting. The operating results of all non-utility subsidiaries are included in "Other Income (Deductions)" in the Consolidated Statement of Income. Interest on long-term debt, other interest, and amortization of debt discount and expense are reflected as a component of "Interest and Other Charges." All significant intercompany items have been eliminated in consolidation. Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

      OPERATING REVENUES. Revenues are recorded based on estimated service rendered, but are billed to customers monthly on a cycle basis.

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions as a percentage of the cost of depreciable utility plant were approximately 4.0%, 4.1% and 4.1%, for the three, nine, and twelve month periods ended September 30, 1995, respectively, and 4.0% for the three, nine, and twelve month periods ended September 30, 1994. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

      Kokomo Gas provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 3.2% for the three, nine, and twelve month periods ended September 30, 1995, and 3.4% for the three, nine, and twelve month periods ended September 30, 1994.

      NIFL provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.75% for the three, nine, and twelve month periods ended September 30, 1995, and September 30, 1994.

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

      OIL AND NATURAL GAS ACCOUNTING. NIPSCO Fuel Company, Inc., a wholly-owned subsidiary of Services, uses the full-cost method of accounting for its oil and natural gas production activities. Under this method all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized and amortized on the units-of-production basis.

      POWER PURCHASED. Power purchases and net interchange power with other electric utilities under interconnection agreements are included in Cost of Energy under the caption "Power purchased."

      ACCOUNTS RECEIVABLE. At September 30, 1995, Northern Indiana had sold $100 million of certain of its accounts receivable under a sales agreement which expires May 31, 1997.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Industries considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                    Three Months          Nine Months  Twelve Months
                 Ended September 30,  Ended September 30,  Ended September 30,
                 ------------------   ------------------   ------------------
                   1995      1994       1995      1994       1995      1994
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Income taxes     $ 30,500  $ 20,520   $ 80,100  $ 96,596   $104,989  $110,694

Interest, net of
 amounts
 capitalized     $ 15,375  $ 13,078   $ 56,307  $ 57,837   $ 81,208  $ 85,299


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

      GAS COST ADJUSTMENT CLAUSE. All metered gas rates contain an adjustment factor which reflects the cost of purchased gas, contracted gas storage and storage transportation charges. The Utilities record any under or overrecovery as a current asset or current liability until such time as it is billed or refunded to their customers. The gas cost adjustment factor for Northern Indiana is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. The gas cost adjustment factors for Kokomo Gas and NIFL are subject to semi-annual hearings by the Commission and remain in effect for a six-month period. If the statutory requirement relating to the level of return is satisfied, any under or overrecovery caused by variances between estimated and actual cost in a given three or six month period will be included in a future filing. See Note 5, Rate Matters (Take-or-Pay Pipeline Gas Costs) and (FERC Order No. 636) for a discussion of take-or-pay charges and gas transition cost charges.

      NATURAL GAS IN STORAGE. Based on the average cost of gas purchased in September, 1995, and December, 1994, the estimated replacement cost of gas in storage (current and non-current) at September 30, 1995, and December 31, 1994, exceeded the stated LIFO cost by approximately $22 million and $38 million, respectively.

      HEDGING ACTIVITIES. Industries' non-regulated gas subsidiaries use commodity futures contracts to hedge the impact of natural gas price fluctuations related to its business activities. Gains and losses on futures contracts are deferred and recognized in income as an adjustment to purchased gas cost, concurrent with the related physical volumes.

      REGULATORY ASSETS. The Utilities' operations are subject to the regulation of the Commission and the Federal Energy Regulatory Commission
(FERC). Accordingly, the Utilities' accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation." The regulatory assets below represent probable future revenue to the Utilities associated with certain incurred costs as these costs are recovered through the rate making process. Regulatory assets were comprised of the following items, and were reflected in the Consolidated Balance Sheet as follows:

                                                September 30,   December 31,
                                                    1995            1994
                                                ============   =============
                                                    (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 17)                                 $    54,698    $      54,265
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation  (See below)              76,035           79,198
Bailly scrubber carrying charges and
 deferred depreciation (See below)                   10,717            7,864
Deferral of SFAS No. 106 expense not
 recovered (Note 9)                                  57,684           43,939
FERC Order No. 636
 transition costs (Note 5)                           28,888           56,153
                                                ------------   -------------
                                                    228,022          241,419
                                                ------------   -------------
Less: Current portion of regulatory assets           24,505           45,970
                                                ------------   -------------
                                                $   203,517    $     195,449
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

      Northern Indiana began capitalizing carrying charges and deferring depreciation and certain operating expenses relating to its scrubber service agreement upon completion of the flue gas desulfurization plant in June, 1992, at Northern Indiana's Bailly Generating Station in accordance with an order of the Commission. Capitalization of carrying charges and deferral of depreciation and certain operating expenses will continue until December 31, 1995. Thereafter, the accumulated balance of the deferred costs and related carrying charges will be amortized over the remaining life of the scrubber service agreement.

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

      INVESTMENTS IN REAL ESTATE. Development has invested in a series of affordable housing projects in the Utilities' service territory. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Development accounts for these investments using the equity method. Investments, at equity includes $19.0 million and $12.8 million relating to affordable housing projects at September 30, 1995, and December 31, 1994, respectively.

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

(3)   PENDING TAX MATTER:  On August 1, 1991, the Internal Revenue Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS believes that interest paid on the Notes should have been subject to United States tax withholding. Northern Indiana estimates this claim to be approximately $49 million of principal and interest at September 30, 1995. The Notes were redeemed in 1985 and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana filed its petition challenging the assessment in the United States Tax Court (Tax Court). The matter was tried on May 31 and June 1, 1994, and briefing was completed September 30, 1994. On November 6, 1995, the Tax Court ruled in favor of Northern Indiana, finding that the interest paid on the Notes was not subject to United States tax withholding. While it is uncertain whether the IRS will appeal the Tax Court's decision, Northern Indiana's management and general counsel believe the ruling of the Tax Court will ultimately prevail.

(4) ELM ENERGY AND RECYCLING (UK) LTD.: Development is a 95% shareholder in Elm Energy and Recycling (UK) Ltd. (Elm), which owns and operates a tire-fueled electric generating plant in Wolverhampton, England (Project), that began operating in late 1993. In 1992, Elm entered into a contract with TBV Power Limited (TBV), a company jointly owned by affiliates of the Tarmac PLC Group and Black & Veatch, for the design, construction and commissioning of the Project. Pursuant to that contract and other agreements between Elm and TBV, TBV committed to complete certain work and pass certain performance and reliability tests for the Project no later than June 30, 1995, which would have allowed the independent Project engineer to issue an Acceptance and Completion Certificate by that date.

      On July 3, 1995, the Project engineer notified TBV that an Acceptance and Completion Certificate had not been issued as of June 30, 1995. Elm then notified TBV that it was rejecting the Project in accordance with the terms of the contract between it and TBV. As a result, on July 3, 1995 Barclays Bank, as agent for the banks which had provided financing for the Project, issued a notice of an event of default to Elm. On July 4, 1995, the Project engineer notified TBV that, in accordance with the contract between Elm and TBV all monies previously paid by Elm to TBV ( 29.6 million) were to be reimbursed by TBV to Elm. The certificate issued by the Project engineer was adjudicated under a procedure provided in the construction contract, and the adjudicator confirmed the full 29.6 million as owing to Elm. TBV has filed suit in the English courts to enjoin enforcement of the adjudicator's decision, to challenge again the Project engineer's decision and to allege breaches of the underlying construction contract by Elm. Elm has counterclaimed and is aggressively pursuing its remedies.

      Development believes that it and Elm have adequate remedies under the construction contract such that rejection will not have a material effect on Elm, Development or Industries. Elm and Development are also seeking such additional remedies at law, in both the United States and the United Kingdom, for further damages and/or sanctions against TBV and/or Tarmac PLC Group and Black & Veatch. Development believes that these additional remedies, in conjunction with Elm's rights under the construction contract, will be sufficient to mitigate any losses which Elm and/or Development may otherwise incur as a result of TBV's failure to complete the Project in accordance with the contract.

(5)   RATE MATTERS:

      TAKE-OR-PAY PIPELINE GAS COSTS. The FERC has allowed certain interstate pipeline suppliers to pass on to their customers a portion of costs for contracted gas not purchased (take-or-pay), contract reformation and associated interest charges through direct billing to their customers, including the Utilities.

      Northern Indiana records take-or-pay costs as they are billed by the respective pipeline, and in an order dated September 28, 1988, the Commission allowed Northern Indiana to recover these additional gas costs on a volumetric basis from all customers, including transport customers. The Utilities have recovered approximately $196.0 million of take-or-pay costs and interest from their customers through September 30, 1995. As of September 30, 1995, an additional $5.0 million was scheduled to be billed to the Utilities and recovered from customers over a period of one to four years.

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

      The Utilities' pipeline suppliers have made certain filings with the FERC for the collection of their respective transition costs. The Utilities expect that the total transition costs from all suppliers will approximate $139 million. However, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $78 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. On November 2, 1994, the Commission issued an order which approved the recovery of these FERC-allowed transition costs on a volumetric basis from Northern Indiana's sales and transportation customers (which is consistent with what the Commission authorized for the recovery of take-or-pay pipeline gas costs). Certain industrial customers appealed the November 2, 1994, order to the Indiana Court of Appeals. On
May 25, 1995, the Court granted Northern Indiana's motion to dismiss the appeal for want of subject matter jurisdiction. On June 23, 1995, the transportation customers filed a petition for rehearing and reconsideration of the Court's order. On July 27, 1995, the Court denied the transportation customers' petition. On August 24, 1995, the transportation customers filed a Petition for Transfer with the Indiana Supreme Court seeking review of the Indiana Court of Appeals' decision. Northern Indiana filed a brief opposing the transportation customers' petition and the matter is pending Indiana Supreme Court decision. Regulatory assets, in amounts corresponding to the costs recorded, have been recorded to reflect the ultimate recovery of these costs.

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

      The Utilities have instituted a program to investigate former manufactured gas plants where one of them is the current or former owner.
The Utilities have identified twenty-seven of these sites and made visual inspections of these sites. The Utilities have conducted initial samplings at thirteen sites. Follow-up investigations have been conducted at four sites and potential remedial measures are being evaluated. The Utilities will continue their program to assess sites. During the follow-up investigation of the former manufactured gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management (IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP will be to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

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

      Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified PSI Energy, Inc. that it was a former owner or operator of seven former manufactured gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities.

      The Utilities have met with various companies who provided insurance coverage which the Utilities believe covers costs related to actions taken at former manufactured gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured gas plant sites.

      The possibility that exposure to electric and magnetic fields emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing to resolve scientific uncertainties.

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

      To implement SFAS No. 109, certain adjustments were made to deferred income taxes. To the extent such income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been recorded in the Consolidated Balance Sheet. These adjustments include the amounts reflecting the Utilities' obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal tax rate which are currently being credited to ratepayers using the average rate assumption method required by the Tax Reform Act of 1986 and the Commission. The Consolidated Balance Sheet at September 30, 1995, and December 31, 1994, reflects a net regulatory income tax liability of $13.4 million and $18.6 million, respectively. The net regulatory income tax liability is derived from regulatory assets primarily attributable to undepreciated AFUDC-equity and the cumulative net amount of other income tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate making process, and regulatory liabilities primarily attributable to deferred taxes provided at rates in excess of the current statutory rate, as discussed above, and unamortized deferred investment tax credits.

      The components of the net deferred income tax liability at September 30, 1995, and December 31, 1994, are as follows:

                                          September 30, December 31,
                                               1995        1994
                                          ============  ===========
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences          $   700,849   $   691,319
 AFUDC-equity                                  40,704        42,447
 Adjustment clauses                                 0        10,596
 Take-or-pay gas costs                          1,570         2,045
 Other regulatory assets                       25,141        22,125
 Reacquisition premium on debt                 20,746        20,580

Deferred tax assets -
 Deferred investment tax credits              (44,578)      (46,703)
 Removal costs                               (114,446)     (105,671)
 Adjustment clauses                            (7,347)            0
 FERC Order No. 636 transition costs           (3,262)       (5,461)
 Other postretirement benefits                (29,469)      (22,712)
 Regulatory income tax liability               (5,082)       (7,054)
 Other, net                                   (16,618)      (20,231)
                                          -----------   -----------
                                              568,208       581,280
Less: Deferred income taxes related to
 current assets and liabilities               (14,458)         (586)
                                          -----------   -----------
Deferred income taxes - noncurrent        $   582,666   $   581,866
                                          ===========   ===========


      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                      Three Months            Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                     1995       1994        1995       1994
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  19,344  $  11,625   $  90,919  $  73,784
 State                                2,977      1,939      13,440     11,319
                                  ---------  ---------   ---------  ---------
                                     22,321     13,564     104,359     85,103
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal and State -
 Accelerated depreciation and
  other property differences          2,012      3,277       6,036      9,832
 Removal costs                       (2,851)    (2,808)     (8,553)    (8,425)
 Adjustment clauses                   8,239        458      (2,932)   (21,003)
 FERC Order No. 636
  transition costs                   (2,211)     3,718     (10,486)    11,873
 Take-or-pay gas costs                 (158)      (363)       (477)    (1,833)
 Reacquisition premium on debt         (313)     1,382        (940)     2,451
 Other                                 (464)     1,859        (348)      (799)
                                  ---------  ---------   ---------  ---------
                                      4,254      7,523     (17,700)    (7,904)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,869)    (1,854)     (5,605)    (4,671)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             24,706     19,233      81,054     72,528

Income tax applicable to non-
 operating activities and income
 of non-utility subsidiaries         (1,008)    (1,600)     (6,021)    (4,777)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  23,698  $  17,633   $  75,033  $  67,751
                                  =========  =========   =========  =========



                                      Twelve Months
                                   Ended September 30,
                                  --------------------
                                     1995       1994
                                  =========  =========
                                 (Dollars in thousands)

Current income taxes -
 Federal                          $ 117,456  $  86,232
 State                               17,519     13,548
                                  ---------  ---------
                                    134,975     99,780
                                  ---------  ---------
Deferred income taxes, net -
 Federal and State -
 Accelerated depreciation and
  other property differences          4,532     13,696
 Removal costs                      (12,221)    (9,234)
 Adjustment clauses                   1,046    (14,845)
 FERC Order No. 636
  transition costs                  (10,966)    11,873
 Take-or-pay gas costs                 (833)       555
 Reacquisition premium on debt         (604)     2,503
 Other                               (2,238)     1,741
                                  ---------  ---------
                                    (21,284)     6,289
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,433)    (6,567)
                                  ---------  ---------
  Total utility operating income
   taxes                            106,258     99,502

Income tax applicable to non-
 operating activities and income
 of non-utility subsidiaries        (17,577)    (5,156)
                                  ---------  ---------
  Total income taxes              $  88,681  $  94,346
                                  =========  =========


      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                      Three Months           Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                     1995       1994        1995       1994
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net Income                        $ 36,358   $  28,535   $ 123,637  $ 115,054
Add-Income taxes                    23,698      17,633      75,033     67,751
 Dividend requirements on
  preferred stocks of subsidiary     2,231       2,520       6,821      7,616
                                  ---------  ---------   ---------  ---------
Income before preferred dividend
 requirements of subsidiary and
 income taxes                     $ 62,287   $  48,688   $ 205,491  $ 190,421
                                  =========  =========   =========  =========
Amount derived by multiplying
 pretax income by the statutory
 rate                             $ 21,801   $  17,040   $  71,922  $  66,647

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                  1,005         967       3,014      2,902
  Amortization of deferred
   investment tax credits           (1,869)     (1,854)     (5,605)    (5,637)
  State income taxes, net of
   federal income tax benefit        2,269       1,849       7,218      6,654
  Fair market value of property
   donated in excess of book
   value                                 0           0           0          0
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                         (1,360)     (1,298)     (4,079)    (3,895)
  Other, net                         1,852         929       2,563      1,080
                                  ---------  ---------   ---------  ---------
    Total income taxes            $ 23,698   $  17,633   $  75,033  $  67,751
                                  =========  =========   =========  =========


                                     Twelve Months
                                   Ended September 30,
                                  --------------------
                                     1995       1994
                                  =========  =========
                                 (Dollars in thousands)

Net Income                        $ 172,570  $ 163,685
Add-Income taxes                     88,681     94,346
 Dividend requirements on
  preferred stocks of subsidiary      9,118     10,189
                                  ---------  ---------
Income before preferred dividend
 requirements of subsidiary and
 income taxes                     $ 270,369  $ 268,220
                                  =========  =========
Amount derived by multiplying
 pretax income by the statutory
 rate                             $  94,630  $  93,940

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   4,156      3,875
  Amortization of deferred
   investment tax credits            (7,434)    (7,533)
  State income taxes, net of
   federal income tax benefit         9,399      9,227
  Fair market value of property
   donated in excess of book
   value                             (7,753)         0
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (5,991)    (5,069)
  Other, net                          1,674        (94)
                                  ---------  ---------
     Total income taxes           $  88,681  $  94,346
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

      The following items are the components of provisions for pensions for the three and nine month periods ended September 30, 1995:

                                                     Three        Nine
                                                     Months      Months
                                                   =========   =========
                                                   (Dollars in thousands)

Service costs                                      $   3,264   $   9,861
Interest costs                                        13,371      40,047
Estimated return on plan assets                      (12,899)    (38,627)
Amortization of transition obligation                  1,355       4,066
Other net amortization and deferral                      636       1,954
                                                   ---------   ---------
                                                   $   5,727   $  17,301
                                                   =========   =========



      Assumptions used in the valuation and determination of 1995 and 1994 pension expenses were as follows:

                                                     1995        1994
                                                     =====       =====

Discount rate                                        8.75%       7.50%
Rate of increase in compensation levels              5.50%       5.50%
Expected long-term rate of return on assets          9.00%       8.25%



      The plans' assets are invested primarily in common stocks, bonds and notes.

      Industries recorded provisions for pension costs as follows:

                                             September 30,  September 30,
                                                 1995           1994
                                             ============   ============
                                                (Dollars in thousands)

Three months ended                           $      5,727   $      5,564
Nine months ended                            $     17,301   $     16,992
Twelve months ended                          $     21,543   $     22,820



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

      Net periodic postretirement benefits costs for the three, nine, and twelve months ended September 30, 1995, and September 30, 1994, include the following components:

                       Three Months       Nine Months       Twelve Months
                          Ended              Ended              Ended
                       September 30,      September 30,     September 30,
                     ----------------   ----------------   ----------------
                      1995     1994      1995     1994      1995     1994
                     =======  =======   =======  =======   =======  =======
                                     (Dollars in thousands)

Service costs        $ 1,526  $ 2,045   $ 4,578  $ 6,135   $ 6,715  $ 7,895
Interest costs         4,745    4,962    14,235   14,886    19,294   19,514
Amortization of
 transition
 obligation
 over 20 years         2,899    2,882     8,697    8,646    11,644   11,600
Amortization of
 unrecognized
 actuarial (gain)       (541)       0    (1,623)       0    (1,623)       0
                     -------  -------   -------  -------   -------  -------
                     $ 8,629  $ 9,889   $25,887  $29,667   $36,030  $39,009
                     =======  =======   =======  =======   =======  =======



      The net periodic postretirement benefit costs for 1995 were determined assuming an 8.75% discount rate, a 5% rate of compensation increase and a pre-Medicare medical trend rate of 11% declining to a long-term rate of 7%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1995, by approximately $32.0 million and increase the aggregate of the service and interest cost components of plan costs by approximately $1.2 million and $3.6 million for the three and nine month period ended September 30, 1995. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates or plan changes.

      On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate making purposes and authorized the deferral, as a regulatory asset to be recovered through future revenues, of the net increase in cost until such time as the new accrual cost method may be reflected in the rate making process. The Commission stated that a deferral period of four years or less would be rebuttably presumed to be reasonable and also indicated each utility would have to demonstrate its postretirement benefit costs were prudent and reasonably incurred at the time such costs were proposed to be recovered in the rate making process. Northern Indiana currently anticipates requesting the recovery of such costs within that period and, accordingly, is deferring as a regulatory asset the difference between the amount that would have been charged to expense under pay-as-you-go accounting and the amount accrued in accordance with the new standard. This conclusion could change as competitive factors influence pricing decisions.


(10) POSTEMPLOYMENT BENEFITS: Effective January 1, 1994, Industries adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires Industries to accrue the estimated cost of benefits provided to former or inactive employees after employment but before retirement. Adoption of SFAS No. 112 did not have a material impact on Industries' financial position or results of operations.

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

(12) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF THE ISSUER, OUTSTANDING AT SEPTEMBER 30, 1995, AND DECEMBER 31, 1994 (SEE NOTE 11):

                                                                  Redemption
                                                                   Price at
                                  September 30,   December 31,   September 30,
                                      1995            1994           1995
                                  ============    ===========    ============
                                     (Dollars in thousands)

NORTHERN INDIANA PUBLIC
SERVICE COMPANY:
 Cumulative preferred stock -
  $100 par value -

  4-1/4% series - 209,190 and
   211,266 shares outstanding,
   respectively                   $     20,919    $    21,127    $     101.20

  4-1/2% series -  79,996 shares
   outstanding                           8,000          8,000          100.00

  4.22% series -  106,198 and
   106,200 shares outstanding,
   respectively                         10,620         10,620          101.60

  4.88% series -  100,000 shares
   outstanding                          10,000         10,000          102.00

  7.44% series -   41,890 and
   41,900 shares outstanding,
   respectively                          4,189          4,190          101.00

  7.50% series -   34,842 shares
   outstanding                           3,484          3,484          101.00

  Premium on preferred stock               254            254

 Cumulative preferred stock -
  no par value -
   Adjustable rate (6.00% at
    September 30, 1995), Series A
    (stated value $50 per share)
    - 481,185 and 574,285 shares
    outstanding, respectively           24,059         28,714           50.00
                                  ------------    -----------
                                  $     81,525    $    86,389
                                  ============    ===========


      During the period October 1, 1993, to September 30, 1995, there were no issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon 30 days notice at the option of Northern Indiana at the redemption prices shown.

(13) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT SEPTEMBER 30, 1995, AND DECEMBER 31, 1994 (SEE NOTE 11):

                                                  September 30,  December 31,
                                                      1995          1994
                                                  ============  =============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of issuer:

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Cumulative preferred stock - $100 par value -
  8.85% series - 87,500 and 100,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year              $    8,750    $      10,000

  7-3/4% series - 55,568 shares outstanding,
   excluding sinking fund payments due within
   one year                                            5,557            5,557

  8.35% series - 69,000 and 75,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year                   6,900            7,500

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding           43,000           43,000
                                                  ----------    -------------
                                                      64,207           66,057
                                                  ----------    -------------
NIPSCO INDUSTRIES, INC.:
 Cumulative preferred shares - without par
  value - 8.75% series (stated value - $100
  per share), 350,000 shares outstanding              35,000           35,000
                                                  ----------    -------------
                                                  $   99,207    $     101,057
                                                  ==========    =============


     The redemption prices at September 30, 1995, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana and Industries are as follows:

                                                        Sinking Fund or
                                                     Mandatory Redemption
Series   Redemption Price Per Share                     Provisions
======   ==========================              ===========================

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Cumulative preferred stock - $100 par value -

  8.85%  $102.22, reduced periodically           12,500 shares on or before
                                                  April 1.

  8.35%  $104.18, reduced periodically           3,000 shares on or before
                                                  July 1; increasing to
                                                  6,000 shares beginning
                                                  in 2004; noncumulative
                                                  option to double amount
                                                  each year.

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

 Cumulative preferred stock - no par value -

  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.

NIPSCO INDUSTRIES, INC.:
 Cumulative preferred shares - without par value -

  8.75%  $100.00 on January 14, 1996             350,000 shares on January 14,
                                                  1996.


        Sinking fund requirements with respect to redeemable preferred stocks outstanding at September 30, 1995, for each of the twelve month periods subsequent to September 30, 1996, are as follows:

Twelve Months Ended September 30:*
==================================

 1997                 $  1,827,700
 1998                 $  1,827,700
 1999                 $  1,827,700
 2000                 $  1,827,700

* Table does not reflect redemptions made after September 30, 1995.


(14) COMMON SHARE DIVIDEND: During the next few years, Industries expects that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At September 30, 1995, Northern Indiana had approximately $139.5 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(15) COMMON SHARES: Industries has 200,000,000 common shares authorized without par value.

        SHARE PURCHASE RIGHTS PLAN. On February 27, 1990, the Board of Directors of Industries declared a dividend distribution of one Right for each outstanding common share of Industries to shareholders of record on March 12, 1990. The Rights are not currently exercisable. Each Right, when exercisable, would initially entitle the holder to purchase from Industries one one-hundredth of a share of Series A Junior Participating Preferred Shares, without par value, of Industries at a price of $60 per one one-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of Industries' outstanding shares, or merged itself into Industries or Industries into the acquirer, the Rights would entitle the holders to purchase Industries' or the acquirer's common shares for one-half of the market price. The Rights will not dilute Industries' common shares nor affect earnings per share unless they become exercisable for common shares. The Plan was not adopted in response to any specific attempt to acquire control of Industries.

        COMMON SHARE REPURCHASES. The Board of Directors of Industries has authorized the repurchase of approximately 17.5 million common shares which includes those common shares required for the acquisitions of Kokomo Gas and NIFL. At September 30, 1995, Industries had purchased approximately 15.3 million shares at an average price of $23.61 per share of which 1,848,588 shares and 1,112,862 shares were reissued in connection with the Kokomo Gas and NIFL acquisitions, respectively. Approximately 2.3 million additional common shares may be repurchased under the Board's authorization.

(16)    LONG-TERM INCENTIVE PLAN:  Industries' Long-Term Incentive Plan
(1988 Plan) for key management employees, which was approved by shareholders on April 13, 1988, provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998. On April 13, 1994, shareholders adopted Industries' 1994 Long-Term Incentive Plan (1994 Plan). It is similar to the 1988 Plan and provides an additional 2.5 million common shares available for issuance to key employees through 2004. At September 30, 1995, there were 152,461 shares and 2,328,550 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at September 30, 1995.

        The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries stock or a combination thereof. Restricted stock awards are restricted as to transfer and subject to forfeiture for specific periods from the date of grant. Restrictions on the shares awarded during 1990 and 1991 lapse five years from date of grant and vest subject to specific share price appreciation conditions. Restrictions on shares awarded in 1995 vest five years from date of grant and will vest subject to specific earnings per share and stock appreciation goals. If a participant's employment is terminated other than by reason of death, disability or retirement, restricted shares are forfeited. There were 400,500 and 150,500 restricted shares outstanding at September 30, 1995, and December 31, 1994, respectively.

        Changes in outstanding shares under option and SARs for the three, nine, and twelve month periods ended September 30, 1995, and 1994, are as follows:

                                   NONQUALIFIED STOCK OPTIONS
                      ----------------------------------------------------
Three Months Ended                  Option                     Option
  September 30,          1995        Price         1994         Price
==================    =========================  =========================

Balance beginning
 of period              996,400   $10.94-$33.19    832,700   $10.94-$33.19
  Granted               277,450   $32.44           294,650   $28.75
  Exercised             (29,000)  $10.94-$28.75     (9,350)  $17.06-$26.06
  Canceled               (2,500)  $32.44            (5,750)  $28.75-$33.19
                      ---------                  ---------
Balance end of
 period               1,242,350   $10.94-$33.19  1,112,250   $10.94-$33.19
                      =========                  =========
Shares exercisable      961,900   $10.94-$33.19    819,850   $10.94-$33.19


                                   NONQUALIFIED STOCK OPTIONS
                      ----------------------------------------------------
Nine Months Ended                   Option                     Option
  September 30,          1995        Price         1994         Price
==================    =========================  =========================

Balance beginning
 of period            1,097,550   $10.94-$33.19    890,800   $10.94-$33.19
  Granted               282,450   $30.31-$32.44    294,650   $28.75
  Exercised            (128,250)  $10.94-$33.19    (49,150)  $10.94-$26.06
  Canceled               (9,400)  $10.94-$33.19    (24,050)  $28.75-$33.19
                      ---------                  ---------
Balance end of
 period               1,242,350   $10.94-$33.19  1,112,250   $10.94-$33.19
                      =========                  =========
Shares exercisable      961,900   $10.94-$33.19    819,850   $10.94-$33.19


                                   NONQUALIFIED STOCK OPTIONS
                      ----------------------------------------------------
Twelve Months Ended                 Option                     Option
  September 30,          1995        Price          1994         Price
==================    =========================   ========================

Balance beginning
 of period            1,112,250   $10.94-$33.19    936,700   $10.94-$33.19
  Granted               282,450   $30.31-$32.44    294,650   $28.75
  Exercised            (140,950)  $10.94-$33.19    (95,050)  $10.94-$26.06
  Canceled              (11,400)  $10.94-$33.19    (24,050)  $28.75-$33.19
                      ---------                  ---------
Balance end of
 period               1,242,350   $10.94-$33.19  1,112,250   $10.94-$33.19
                      =========                  =========
Shares exercisable      961,900   $10.94-$33.19    819,850   $10.94-$33.19


                                   NONQUALIFIED STOCK OPTIONS
                                           WITH SARs
                      ----------------------------------------------------
Three Months Ended                  Option                    Option
  September 30,          1995        Price          1994       Price
==================    =========================   ========================

Balance beginning
 of period                5,600   $10.94             9,900   $10.94
  Granted                     0                          0
  Exercised                   0                          0
  Canceled                    0                          0
                      ---------                   --------
Balance end of
 period                   5,600   $10.94             9,900   $10.94
                      =========                   ========
Shares exercisable        5,600   $10.94             9,900   $10.94


                                   NONQUALIFIED STOCK OPTIONS
                                           WITH SARs
                      ----------------------------------------------------
Nine Months Ended                   Option                   Option
  September 30,          1995        Price         1994       Price
==================    =========================  =========================

Balance beginning
 of period                9,900   $10.94            9,900    $10.94
  Granted                     0                         0
  Exercised              (4,300)  $10.94                0
  Canceled                    0                         0
                      ---------                  --------
Balance end of
 period                   5,600   $10.94            9,900    $10.94
                      =========                  ========
Shares exercisable        5,600   $10.94            9,900    $10.94


                                   NONQUALIFIED STOCK OPTIONS
                                           WITH SARs
                      ----------------------------------------------------
Twelve Months Ended                 Option                   Option
  September 30,          1995        Price         1994       Price
==================    =========================  =========================

Balance beginning
 of period                9,900   $10.94             9,900   $10.94
  Granted                     0                          0
  Exercised              (4,300)  $10.94                 0
  Canceled                    0                          0
                      ---------                   --------
Balance end of
 period                   5,600   $10.94             9,900   $10.94
                      =========                   ========
Shares exercisable        5,600   $10.94             9,900   $10.94


        The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 100,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options in the future. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of September 30, 1995, 27,750 shares were issued under the Plan.

(17) LONG-TERM DEBT: At September 30, 1995, and December 31, 1994, Industries' long-term debt, excluding amounts due within one year, issued and not retired or canceled was as follows:

                                                     AMOUNT OUTSTANDING
                                               -----------------------------
                                               September 30,    December 31,
                                                    1995           1994
                                               =============   =============
                                                   (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
First mortgage bonds -
 Series O, 6-3/8%, due September 1, 1997       $    25,747     $    25,747
 Series P, 6-7/8%, due October 1, 1998              14,509          14,509
 Series T, 7-1/2%, due April 1, 2002                40,500          40,543
 Series U, 8-1/8%, due July 15, 2003                     0          55,239
 Series Z, 8-1/8%, due August 15, 2007                   0          39,569
 Series NN, 7.10%, due July 1, 2017                 55,000          55,000
                                               -----------     -----------
    Total                                          135,756         230,607
                                               -----------     -----------

Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                   20,750          20,750
 Series 1988 Bonds - Jasper County -
  Series  A, B and C 3.76% weighted
  average at September 30, 1995, due
  November 1, 2016                                 130,000         130,000
 Series 1988 Bonds - Jasper County -
  Series D 3.72% weighted average at
  September 30, 1995, due November 1, 2007          24,000          24,000
 Series 1994 Bonds - Jasper County -
  Series A - 4.50% at September 30, 1995,
  due August 1, 2010                                10,000          10,000
 Series 1994 Bonds - Jasper County -
  Series B - 4.50% at September 30, 1995,
  due June 1, 2013                                  18,000          18,000
 Series 1994 Bonds - Jasper County -
  Series C - 4.50% at September 30, 1995,
  due April 1, 2019                                 41,000          41,000
                                               -----------     -----------
    Total                                          243,750         243,750
                                               -----------     -----------

Medium-term notes -
 Issued at interest rates between 5.83%
  and 7.64% with a weighted average interest
  rate of 6.82% and various maturities between
  July 25, 1997 and January 19, 2024               684,025         594,750
                                               -----------     -----------
Unamortized premium and discount
 on long-term debt, net                             (4,179)         (3,756)
                                               -----------     -----------
    Total long-term debt of
    Northern Indiana Public
    Service Company                              1,059,352       1,065,351
                                               -----------     -----------

NIPSCO CAPITAL MARKETS, INC.
 Medium-term note - 9.95% - due June 10, 1996            0           7,500
 Unamortized discount                                   (5)             (9)
 Zero coupon notes - 7.57%, $72,500 at
  maturity, due December 1, 1997                    61,724          58,373
                                               -----------     -----------
    Total long-term debt of
    NIPSCO Capital Markets, Inc.                    61,719          65,864
                                               -----------     -----------
NIPSCO DEVELOPMENT COMPANY, INC.
 LAKE ERIE LAND COMPANY - NOTES PAYABLE -
  Interest rates between 8.00% and 9.25%
   with a weighted average interest rate
   of 9.13% and various maturities between
   November 30, 1996 and June 30, 1998               3,201           3,155
 ELM ENERGY AND RECYCLING (UK), LTD.
  Term Loan Facility - 6.79% - due
   December 31, 2004                                35,277          34,606
 METALS TECHNOLOGY CORPORATION -
  Notes Payable -
   Mortgage note, 9.25% -
   due September 25, 2005                                0              98
 NDC DOUGLAS PROPERTIES, INC.
  Notes Payable -
   Interest rates of 6.72% and 7.94% with
    a weighted average interest rate of 7.69%
    and maturities through January 1, 2006          16,672          11,264
                                               -----------     -----------
    Total long-term debt of
    NIPSCO Development Company,Inc.                 55,150          49,123
                                               -----------     -----------
    Total long-term debt, excluding
    amounts due in one year                    $ 1,176,221     $ 1,180,338
                                               ===========     ===========


        The sinking fund requirements of long-term debt outstanding at September 30, 1995, (including the maturity of Northern Indiana's first mortgage bonds: Series O, 6-3/8%, due September 1, 1997; and Series P, 6-7/8%, due October 1, 1998; Northern Indiana's medium-term notes due from April 6, 1998 to June 1, 2000; Capital Markets' Zero Coupon Notes due December 1, 1997; Lake Erie Land Company's notes payable due November 30, 1996 to June 30, 1998; and NDC Douglas Properties, Inc. notes payable due December 22, 1999), for each of the twelve month periods subsequent to September 30, 1996, are as follows:


Twelve Months Ended September 30,
==================================

1997                 $  78,610,113
1998                 $ 118,134,679
1999                 $  24,520,514
2000                 $ 165,298,554


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

        On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April, 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. During 1994, $120.0 million of the Medium-Term Notes, Series D, were issued to complete the permanent refinancing of those first mortgage bonds. As of June 12, 1995, the remaining $169,275,000 of Medium-Term Notes, Series D, were issued and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z aggregating $94.8 million on July 3, 1995.

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

        The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $345.6 million at September 30, 1995.

(18) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998, unless extended by its terms. As of September 30, 1995, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1996. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1995, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

        Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1995, there were $64.4 million of borrowings outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1995, there were no borrowings outstanding under this facility.

        Northern Indiana uses commercial paper to fund short-term working capital requirements. As of September 30, 1995, Northern Indiana had $42.3 million in commercial paper outstanding, having a weighted average interest rate of 5.85%.

        Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1998, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the back-up instrument for a commercial paper program. As of September 30, 1995, there were no borrowings outstanding under this agreement.

        Capital Markets also has $105 million of money market lines of credit. As of September 30, 1995, $18.8 million of borrowings were outstanding under these lines of credit.

        As of September 30, 1995, Capital Markets had $43.7 million in commercial paper outstanding, having a weighted average interest rate of 6.04%.

(19) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a 20-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.2 million.

        The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 1995:


Twelve Months Ended September 30,
===============================
   (Dollars in thousands)

1996                   $  7,750
1997                      8,235
1998                      6,790
1999                      5,790
2000                      5,651
Later years              78,204
                       --------
Total minimum
 payments required     $112,420
                       ========



     The consolidated financial statements include rental expense for all operating leases as follows:

                            September 30,  September 30,
                               1995           1994
                            ============   ============
                               (Dollars in thousands)

Three months ended          $      4,177   $      2,058
Nine months ended           $      8,164   $      6,282
Twelve months ended         $      9,772   $      8,163

</TABLE)

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

        North Lake Energy Corporation (North Lake), a wholly-owned subsidiary of Industries, has entered into a lease for the use of a 75 megawatt energy facility to be located at Inland Steel Company. The facility will use steam generated by Inland Steel to produce electricity which is delivered to Inland
Steel.  The facility is expected to begin operations in late summer of 1996.
Industries has guaranteed North Lake's obligations relative to the lease and certain obligations to Inland Steel relative to the project.

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

        The carrying values and estimated fair values of Industries' financial instruments are as follows:


                          September 30, 1995          December 31, 1994
                       ------------------------   ------------------------
                         Carrying    Estimated      Carrying    Estimated
                          Amount     Fair Value      Amount     Fair Value
                       ===========  ===========   ===========  ===========
                                     (Dollars in thousands)

Cash and
 cash equivalents      $    18,498  $    18,498   $    40,441  $    40,441
Investments            $    35,792  $    38,912   $    23,683  $    24,612
Long-term debt
 (including current
  portion)             $ 1,270,163  $ 1,256,863   $ 1,207,936  $ 1,102,019
Preferred stock        $   182,560  $   162,432   $   189,274  $   156,591



        The majority of the long-term debt relates to utility operations.
The Utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(22) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 5% of gas revenue (including transportation services) and 23% of electric revenue for the twelve months ended
September 30, 1995, as compared to 2% and 25%, respectively, for the twelve months ended September 30, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

HOLDING COMPANY -

        NIPSCO Industries, Inc. (Industries), an Indiana corporation, became a holding company on March 3, 1988. Northern Indiana Public Service Company (Northern Indiana), Northern Indiana Fuel and Light Company, Inc. (NIFL), Kokomo Gas and Fuel Company (Kokomo Gas), NIPSCO Development Company, Inc., (Development), NIPSCO Energy Services, Inc. (Services), NIPSCO Capital Markets, Inc. (Capital Markets) and, since October 1, 1995, Crossroads Pipeline Company (Crossroads) are subsidiaries of Industries. NIPSCO Fuel Company, Inc. (Fuel), NI-TEX Inc. (NI-TEX) and NIPSCO Energy Trading Corp. (NETCO) are direct subsidiaries of Services, as was Crossroads prior to October 1, 1995. The following discussion, except where noted, is attributable to the utility operations of Northern Indiana, Kokomo Gas, NIFL and Crossroads (Utilities).

REVENUES -

        Total operating revenues for the twelve months ended September 30, 1995, decreased $31.5 million as compared to the twelve months ended
September 30, 1994. Gas revenues decreased $61.9 million and electric revenues increased $30.4 million.

        The decrease in gas revenues was largely attributable to decreased sales to residential and commercial customers due to milder weather, decreased gas costs partially offset by increased gas transition charges and deliveries of gas transported for others. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over the Utilities' systems. The Utilities had approximately 693,900 gas customers at September 30, 1995.

        The increase in electric revenues for the twelve months ended September 30, 1995, was mainly due to increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995, and increased sales to industrial and wholesale customers, and was partially offset by decreased fuel cost per kilowatt-hour (kwh) and transitional rate adjustments to industrial customers signing new five year contracts.

        Total operating revenue for the nine months ended September 30, 1995 increased $5.2 million as compared to the nine months ended September 30, 1994. Gas revenues decreased $19.9 million and electric revenues increased $25.1 million as compared to the same period in 1994. The decrease in gas revenues was mainly due to decreased sales to residential and commercial customers as a result of warmer weather during the first quarter of 1995 and decreased gas costs partially offset by increased gas transition charges. The increase in electric revenue for the nine months ended September 30, 1995, was mainly due to increased sales to residential and commercial customers as a result of warmer weather in the third quarter and increased sales to wholesale customers, and was partially offset by lower fuel costs per kwh and to transitional rate adjustments to industrial customers.

        Total operating revenue for the three months ended September 30, 1995 increased $35.8 million as compared to the three months ended September 30, 1994. Gas revenues increased $1.9 million and electric revenues increased $33.9 million as compared to the same period in 1994. The increase in gas revenues was mainly due to increased revenues per dth of gas transported for others and was partially offset by decreased sales to residential customers. The increase in electric revenue for the three months ended September 30, 1995, was mainly due to increased sales to residential and commercial customers as a result of warmer weather partially offset by transitional rate adjustments to industrial customers.

        The basic steel industry accounted for 36% of natural gas delivered (including volumes transported) and 37% of electric sales during the twelve months ended September 30, 1995.

        The components of the variations in gas and electric revenues are shown in the following tables:

                                        Variations from Prior Periods
                                    ------------------------------------
                                             September 30, 1995
                                                 Compared to
                                             September 30, 1994
                                      Three         Nine        Twelve
                                      Months       Months       Months
                                    ==========   ==========   ==========
                                           (Dollars in thousands)

Gas Revenue -
 Pass through of net changes
  in purchased gas costs, gas
  storage and storage
  transportation costs              $   (8,183)  $  (43,581)  $  (63,817)
 Take-or-pay costs and transition
  costs                                 11,604       45,949       61,859
 Changes in sales levels                  (759)     (22,019)     (61,207)
 Gas transport levels                     (809)        (248)       1,235
                                    ----------   ----------   ----------
Gas Revenue Change                  $    1,853   $  (19,899)  $  (61,930)
                                    ----------   ----------   ----------
Electric Revenue  -
 Pass through of net changes
  in fuel                           $      276   $  (13,948)  $  (17,717)
 Changes in sales levels                33,652       39,028       48,179
                                    ----------   ----------   ----------
Electric Revenue Change             $   33,928   $   25,080   $   30,462
                                    ----------   ----------   ----------
   Total Revenue Change             $   35,781   $    5,181   $  (31,468)
                                    ==========   ==========   ==========


See Note 5 to the consolidated financial statements (Rate Matters), regarding gas take-or-pay and FERC Order No. 636 transition costs.


GAS COSTS -

        The Utilities' gas costs decreased $42.4 million for the twelve month period ended September 30, 1995, due to decreased purchases, lower sales and lower gas costs per dth. The average cost for the Utilities purchased gas for the three, nine, and twelve month periods ended
September 30, 1995, after adjustment for take-or-pay and transition charges billed to transport customers, was $2.70, $2.83 and $2.81 per dth, respectively, as compared to $2.93, $3.01 and $3.03 per dth for the same periods in 1994.

FUEL AND PURCHASED POWER -

        The cost of fuel for electric generation decreased for the nine and twelve month periods ended September 30, 1995, compared to 1994 periods, mainly as a result of lower cost for coal. The cost of fuel for electric generation increased for the three month period ended September 30, 1995, mainly as a result of increased generation.

        Power purchased increased $4.0, $7.3 and $6.6 million for the three, nine, and twelve month periods ended September 30, 1995, respectively, as a result of increased bulk power purchases with other utilities due to increased sales.

OPERATING MARGINS -

        Operating margins increased $9.1 million for the twelve months ended September 30, 1995, from the same period a year ago. The operating margin from gas deliveries decreased $19.5 million, due to decreased sales to residential and commercial customers as a result of milder weather and decreased sales to industrial customers which were partially offset by increased deliveries of gas transported for others, compared to the twelve month period ended September 30, 1994. The operating margins from electric sales increased $28.6 million, due to increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995, and increased sales to industrial and wholesale customers.

        Operating margins increased $19.4 million for the nine months ended September 30, 1995, from the same period a year ago. Gas operating margin decreased $4.0 million due to decreased sales to residential and commercial customers due to warmer weather during the first quarter of 1995. Operating margins on electric sales increased $23.4 million due to increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995, and increased sales to wholesale customers, partially offset by transitional rate adjustments to industrial customers.

        Operating margins increased $23.0 million for the three months ended September 30, 1995, over the same period a year ago. The operating margins from gas increased $0.5 million due to increased revenues per dth of gas transported for others. Operating margins on electric sales increased $22.5 million reflecting increased sales to residential and commercial customers as a result of warmer weather partially offset by transitional rate adjustments to industrial customers.

OPERATING EXPENSES AND TAXES -

        Operation expenses decreased $3.5 and $3.8 million for the nine and twelve month periods ended September 30, 1995, respectively, due to decreased employment related costs. Operation expenses increased $4.1 million for the three month period ended September 30, 1995, mainly due to increased electric production operating costs.

        Maintenance expenses decreased $1.2 and $4.7 million for the nine and twelve month periods ended September 30, 1995, respectively, mainly reflecting decreased maintenance activity at the electric production facilities.

        Depreciation and amortization expense increased for the three, nine, and twelve month periods ended September 30, 1995, as a result of net plant additions.

        Utility income taxes increased for the three, nine and twelve month periods ended September 30, 1995, as a result of higher pre-tax income.

        The after tax effects of the Northern Indiana land donation to the Shafer and Freeman Lakes Environmental Conservation Corporation are included in "Other Income (Deductions)" for the twelve month period ended September 30, 1995. The operating results of all non-utility subsidiaries are included in "Other Income (Deductions)."

        Interest charges (net) increased for the nine and twelve month periods ended September 30, 1995, reflecting an increase in short-term borrowing rates and long-term debt outstanding. Interest charges (net) increased for the three month period ending September 30, 1995, reflecting the issuance of $169,275,000 of Medium-Term Notes, Series D, partially offset by decreased short-term borrowing rates.

        See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation and Allowance for Funds Used During Construction. Also,see Notes 5, 7, 9, and 10 for a discussion of FERC Order No. 636, Income Taxes, Postretirement Benefits, and Postemployment Benefits, respectively.

NET INCOME-

        Industries' net income for the twelve month period ended September 30, 1995, was $172.6 million compared to $163.7 million for the twelve month period ended September 30, 1994.

        Net income for the nine months ended September 30, 1995, was $123.6 million compared to $115.1 million for the nine months ended September 30, 1994.

        Net income for the three months ended September 30, 1995, was $36.4 million compared to $28.5 million for the three months ended September 30, 1994.

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

        The Utilities have instituted a program to investigate former manufactured gas plants where one of them is the current or former owner. The Utilities have identified twenty-seven of these sites and made visual inspections of these sites. The Utilities have conducted initial samplings at thirteen sites. Follow-up investigations have been conducted at four sites and potential remedial measures are being evaluated. The Utilities will continue their program to assess sites. During the follow-up investigation of the former manufactured gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management
(IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP will be to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

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

        Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified PSI Energy, Inc. that it was a former owner or operator of seven former manufactured gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities.

        The Utilities have met with various companies who provided insurance coverage which the Utilities believe covers costs related to actions taken at former manufactured gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured gas plant sites.

        The possibility that exposure to electric and magnetic fields emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing to resolve scientific uncertainties.

LIQUIDITY AND CAPITAL RESOURCES -

        During the next few years, it is anticipated that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. See Note 14 to Notes to Consolidated Financial Statements for a discussion of the Common Share Dividend.

        On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April, 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. During 1994, $120.0 million of the Medium-Term Notes, Series D, were issued to complete the permanent refinancing of those first mortgage bonds. As of June 12, 1995, the remaining $169,275,000 of Medium-Term
Notes, Series D, were issued and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z aggregating $94.8 million on July 3, 1995.

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

        Capital Markets has a $150 million revolving Credit Agreement which terminates August 19, 1998, unless extended by its terms. This facility provides short-term financing flexibility at the holding company level and also serves as the back-up instrument for a commercial paper program. As of September 30, 1995, there were no borrowings outstanding under this agreement.

        Capital Markets also has $105 million of money market lines of credit. As of September 30, 1995, $18.8 million of borrowings were outstanding under these lines of credit.

        As of September 30, 1995, Capital Markets had $43.7 million in commercial paper outstanding, having a weighted average interest rate of 6.04%.

        The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $345.6 million at September 30, 1995.

        Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of September 30, 1995, Northern Indiana had $42.3 million in commercial paper outstanding, having a weighted average interest rate of 5.85%.

        Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998, unless extended by its terms. As of September 30, 1995, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1996. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1995, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

        Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1995, there were $64.4 million of borrowings were outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1995, there were no borrowings outstanding under this facility.

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

        To date, the Utilities' system has not been materially affected by competition, and management does not foresee substantial adverse effects in the near future, unless the current regulatory structure is substantially altered. Northern Indiana believes the steps it is taking to deal with increased competition will have significant, positive effects in the next few years.

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


                               NIPSCO Industries, Inc.

                                    (Registrant)


                                /s/Jerry M. Springer
                            -----------------------------
                                 Jerry M. Springer,
                                    Controller
                            and Chief Accounting Officer

Date November 13, 1995