Form 10-K
period 1995-12-31
NIPSCO INDUSTRIES INC
filed 1996-03-28
CIK 823392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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
             COMMON SHARES                   NEW YORK, CHICAGO AND PACIFIC
    PREFERRED SHARE PURCHASE RIGHTS          NEW YORK, CHICAGO AND PACIFIC
  OBLIGATIONS PURSUANT TO SUPPORT                       NEW YORK
   AGREEMENT WITH NIPSCO CAPITAL
   MARKETS, INC.

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

  AS OF FEBRUARY 29, 1996 61,887,824 COMMON SHARES (NOT INCLUDING 12,004,285 SHARES HELD IN TREASURY), WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE FEBRUARY 29, 1996 CLOSING PRICE OF $37 3/4 ON THE NEW YORK STOCK EXCHANGE) HELD BY NONAFFILIATES WAS APPROXIMATELY
$2,317,413,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  1995 NIPSCO INDUSTRIES, INC. ANNUAL REPORT TO SHAREHOLDERS--PARTS I, II AND
IV.

  NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED MARCH 8, 1996 FOR ANNUAL MEETING TO BE HELD APRIL 10, 1996--PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1. BUSINESS

  NIPSCO INDUSTRIES, INC. AND ITS SUBSIDIARIES. NIPSCO Industries, Inc. (Industries) is an Indiana corporation, incorporated on September 22, 1987, which serves as the holding company for a number of subsidiaries, including four regulated companies: Northern Indiana Public Service Company (Northern Indiana), Kokomo Gas and Fuel Company (Kokomo Gas), Northern Indiana Fuel and Light Company, Inc. (NIFL) and Crossroads Pipeline Company (Crossroads).

  Industries' major non-utility subsidiaries include NIPSCO Development Company, Inc. (Development), NIPSCO Energy Services, Inc. (Services), Primary Energy, Inc. (Primary) and NIPSCO Capital Markets, Inc. (Capital Markets).

  Northern Indiana, Industries' largest and dominant subsidiary, is a public utility operating company, incorporated in Indiana on August 2, 1912, engaged in supplying natural gas and electric energy to the public. It operates in 30 counties in the northern part of Indiana, serving an area of about 12,000 square miles with a population of approximately 2,188,000. At December 31, 1995, Northern Indiana served approximately 636,600 customers with gas and approximately 403,900 with electricity.

  Kokomo Gas is a public utility operating company incorporated in Indiana in 1917, engaged in supplying natural gas to the public. It operates in the city of Kokomo, Indiana and the surrounding area in 6 counties having a population of approximately 100,000, and served approximately 32,200 customers at December 31, 1995. The Kokomo Gas service territory is contiguous to Northern Indiana's gas service territory.

  NIFL is a public utility operating company incorporated in Indiana in 1906, engaged in supplying natural gas to the public. Headquartered in Auburn, Indiana, it operates in 5 counties in the northeast corner of the state having a population of approximately 66,700, and served approximately 31,100 customers at December 31, 1995. The NIFL service territory is contiguous to Northern Indiana's gas service territory.

  Crossroads is a natural gas pipeline which was approved by the Federal Energy Regulatory Commission (FERC) as an interstate pipeline in May 1995. Crossroads had $1.8 million in operating revenues for year 1995.

  Development makes various investments, including real estate and venture capital investments. Services coordinates the energy-related diversification ventures of Industries. Primary arranges energy-related projects with large industrial customers. Capital Markets handles financing for ventures of Industries and its subsidiaries other than Northern Indiana.

  The majority of the "Business" discussion of this report relates to Northern Indiana, Kokomo Gas, NIFL and Crossroads (Utilities). See "Segments of Business" in the Notes to Consolidated Financial Statements and "Selected Supplemental Information--Gas Statistics and Electric Statistics" in the 1995 Annual Report to Shareholders, which notes and information are incorporated by reference (see Exhibit 13), regarding financial information about industry segments and classes of customers served.

BUSINESS OF NORTHERN INDIANA, KOKOMO GAS AND NIFL.

  ELECTRIC OPERATIONS. Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kilowatts (kw), two hydroelectric generating plants with net capabilities of 10,000 kw, and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. During the year ended December 31, 1995, Northern Indiana generated 85.8% and purchased 14.2% of its electric requirements.

  Northern Indiana's 1995 electric control area peak of 3,161,200 kw, which includes Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency (IMPA) for which Northern Indiana controls interchange operations, was set on July 14, 1995. The 1995 peak established a new all-time peak exceeding the old peak of 2,953,600 kw established on August 27, 1993. Northern Indiana's 1995 internal peak load, which excludes WVPA and IMPA, was 2,882,200 kw set on July 14, 1995. This also established a new all-time internal peak load exceeding the old peak of 2,736,100 kw established on August 27, 1993.

  Northern Indiana's electric system is interconnected with that of American Electric Power (formerly Indiana Michigan Power Company), Commonwealth Edison Company, CINergy Services, Inc. (formerly PSI Energy, Inc.), Consumers Power Company, WVPA, IMPA, and Central Illinois Public Service Company. Electric energy is purchased from, sold to, or exchanged with various other utilities and other power marketers.

  Northern Indiana provides WVPA with transmission and distribution service, operating reserve requirements and capacity deficiency service, and provides IMPA with transmission service, operating reserve requirements and capacity deficiency service, in Northern Indiana's control area. Northern Indiana also engages in sales and services under interconnection agreements with WVPA and IMPA.

  WVPA provides service to twelve Rural Electric Membership Corporations (REMC's) located in Northern Indiana's control area. IMPA provides service to the municipal electric system of the city of Rensselaer located in Northern Indiana's control area.

  Northern Indiana and WVPA have executed a supplemental agreement for unit peaking capacity and energy. Pursuant to this agreement, which runs through December, 2001, WVPA purchases 90,000 kw of capacity per month.

  Northern Indiana has full requirement agreements with each of its eight municipal wholesale customers. These full requirement contracts became effective October 1, 1987 and extend through January 31, 1998.

  Northern Indiana is a member of the East Central Area Reliability Coordination Agreement (ECAR). ECAR is one of nine regional electric reliability councils established to coordinate planning and operations of member companies regionally and nationally.

  FUEL SUPPLY. The generating units of Northern Indiana are located at Bailly, Mitchell, Michigan City and Schahfer Generating Stations. Northern Indiana's thirteen steam generating units have a net capability of 3,179,000 kw. Coal is the primary source of fuel for all units, except for three, which utilize natural gas. In addition, Northern Indiana's four combustion turbine generating units with a net capability of 203,000 kw are fired by gas. Fuel requirements for Northern Indiana's generation for 1995 were supplied as follows:

      Coal................................................................ 96.4%
      Natural Gas.........................................................  3.6%

  In 1995, Northern Indiana used approximately 8.0 million tons of coal at its generating stations. Northern Indiana has established a normal level of coal stock which provides adequate fuel supply during the year under all conditions.

  Annual coal requirements for Northern Indiana's electric generating units through 2000 are estimated to range from 8.1 million tons to 8.5 million tons, depending from year to year upon anticipated sales levels, scheduled maintenance and other variables. These requirements are being or will be met in part under long-term contracts as follows:

        MILLION
       TONS/YEAR                    SULFUR CONTENT                                 EXPIRATION
       ---------                    --------------                                 ----------
        1.0                              High                                         1998
      Up to 1.0(a)                       High                                         1998
        1.3(b)                           Low                                          2001
        1.5(c)                           Low                                          1998
        1.0(c)                           Low                                          1997
        1.0(c)                           Low                                          1997
         .5                              High                                         1998

--------
(a) Contract calls for requirements up to 1.0 million tons/contract year.
(b) 1.5 million tons in 1996.
(c) Plus or minus 10%/contract year.

  The average cost of coal consumed in 1995 was $28.28 per ton or 15.89 mills per kilowatt-hour (kwh) generated as compared to $32.04 per ton or 16.85 mills per kwh generated in 1994. Northern Indiana's forecasts indicate that its coal costs will remain at the current level or be slightly lower over the next two years.

  COAL RESERVES. Included in the previous table of coal contracts is a coal mining contract with Cyprus Shoshone Coal Corporation (Cyprus) under which Cyprus is mining Northern Indiana's coal reserves in the Cyprus mine through the year 2001. The costs of the reserves are being recovered through the rate making process as such coal reserves are used to produce electricity.

  FUEL ADJUSTMENT CLAUSE. See "Fuel Adjustment Clause" in the Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

  GAS OPERATIONS. Northern Indiana supplies natural gas of about 1,000 British thermal units (btu) per cubic foot. In a 24-hour period ended January 5, 1995, Northern Indiana's 1995 maximum day sendout was 1,545,616 dekatherms (dth).

  In 1995, all of the gas supplied by Northern Indiana was transported by ANR Pipeline Company (ANR), Crossroads Pipeline Company (Crossroads), Midwestern Gas Transmission Company (Midwestern), Natural Gas Pipeline Company of America (Natural), Panhandle Eastern Pipe Line Company (Panhandle), Tennessee Gas Pipeline Company (Tennessee) and Trunkline Gas Company (Trunkline). Approximately 32% of Northern Indiana's 1995 gas supply was purchased on the spot market, generally on 30-day agreements.

  The average price per dth (including take-or-pay and transition charges) in 1995 was $2.98 compared to $2.99 in 1994, and the average cost of purchased gas, after adjustment for take-or-pay and transition charges billed to transport customers, was $2.63 per dth as compared to $2.90 per dth in 1994.

  The transportation rates of Crossroads, and the transportation and storage rates of ANR, Midwestern, Natural, Panhandle, Tennessee and Trunkline to Northern Indiana, are subject to change in accordance with rate proceedings filed with the FERC.

  Agreements have been negotiated with natural gas suppliers to replace former pipeline supplier contracts pursuant to the requirements of FERC Order No. 636 (See "Rate Matters--FERC Order No. 636" in the Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13)). Northern Indiana also has firm transportation agreements with the pipelines, which allow Northern Indiana to move its gas through the pipelines' transmission systems. Northern Indiana also has producer agreements which allow for the purchase of gas either from gas marketers or producers.

  Northern Indiana has a curtailment plan approved by the Indiana Utility Regulatory Commission (Commission). Effective on August 11, 1981, the plan allows unrestricted gas sales by Northern Indiana. There were no firm sales curtailments in 1995 and none are expected during 1996.

  Northern Indiana operates an underground gas storage field at Royal Center, Indiana, which currently has a storage capacity of 6.75 million dth. Withdrawals have been made in the 1995-96 winter of up to 117,074 dth per day.

  In addition, Northern Indiana and NI-TEX have several gas storage service agreements which make possible the withdrawal of substantial quantities of gas from other storage facilities. All of the storage agreements have limitations on the volume and timing of daily withdrawals. These contracts provide in the aggregate for approximately 28,859,880 dth of annual stored volume, and allow for approximately 573,863 dth of maximum daily withdrawal.

  Northern Indiana has a liquefied natural gas plant in LaPorte County which is designed for peak shaving and has the following capacities: maximum storage of 4,000,000 dth; maximum liquefaction rate (gas to liquid), 20,000 dth per day; maximum vaporization rate (output to distribution system), 300,000 dth per day.

  KOKOMO GAS. Kokomo Gas' total gas send-out for 1995 was 8,232,810 dth, compared to 8,057,901 dth for 1994. Total transportation volumes for industrial customers in 1995 were 3,273,562 dth, compared to 2,998,832 dth in 1994. Kokomo Gas purchased gas under term agreements from NI-TEX to satisfy all of its system requirements in 1995.

  NIFL. NIFL's total gas send-out for 1995 was 9,517,483 dth compared to 8,626,056 dth for 1994. Total transportation volumes for industrial customers in 1995 were 4,251,519 dth, compared to 3,745,963 dth in 1994. NIFL purchased gas on the spot market from a number of suppliers and also under term agreements from NI-TEX to satisfy all of its system requirements in 1995.

  GAS COST ADJUSTMENT CLAUSE. See "Gas Cost Adjustment Clause" in the Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

  TAKE-OR-PAY PIPELINE GAS COSTS. See "Take-or-Pay Pipeline Gas Costs" in the Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

  FERC ORDER NO. 636. See "FERC Order No. 636" in the Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

BUSINESS OF OTHER SUBSIDIARIES

  CAPITAL MARKETS. Capital Markets serves as the funding agent for ventures of Industries and its subsidiaries other than Northern Indiana. Capital Markets has a $150 million revolving Credit Agreement, which provides short-term financing flexibility to Industries and also serves as the back up instrument for a commercial paper program. As of December 31, 1995, there were no borrowings outstanding under this agreement. Capital Markets also has $105 million of money market lines of credit. As of December 31, 1995, $17.4 million of borrowings were outstanding under these lines of credit. As of December 31, 1995, Capital Markets had $76.7 million in commercial paper outstanding, having a weighted average interest rate of 6.08%.

  The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets, other than Northern Indiana, reflected in the consolidated financial statements of Industries, was approximately $393.3 million at December 31, 1995.

  DEVELOPMENT. Development looks for partnerships with customers on energy projects, seeks environmental project opportunities and coordinates the real estate diversification of Industries.

  Development is a 95% shareholder in Elm Energy and Recycling (UK) Ltd. (Elm Energy), which owns and operates a tire-fueled electric generating plant in Wolverhampton, England, that began operating in late 1993. See "Elm Energy and Recycling (UK) Ltd." in the Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

  In 1995, Development invested in multiple-family residential housing developments in Michigan City, South Bend, and Rensselaer, as well as a multiple-family housing fund. Development has similar projects in Hammond, Fort Wayne and Mishawaka. Additional projects are being considered in Hebron, South Bend and other communities in Northern Indiana's service territories. These projects are part of the continued commitment by Development to provide high quality, energy efficient, affordable housing to the residents of a variety of geographic and economic regions served by Northern Indiana.

  SERVICES. Services coordinates energy-related diversification and has three wholly-owned subsidiaries: NIPSCO Energy Trading Corp. (NETCO), NI-TEX, Inc. (NI-TEX) and NIPSCO Fuel Company, Inc. (Fuel).

  NETCO. As of August 1, 1995, NETCO's natural gas brokering and management services were assigned to and administered by NESI Energy Marketing Company L.L.C. NETCO is no longer an active company.

  Fuel. Fuel is an oil and gas exploration and production company with activities concentrated in the mid-continent region of the United States and offshore in the Gulf of Mexico. As of December 31, 1995. $57.5 million had been invested in U.S. exploration and development projects. Fuel's estimated U.S. proved reserves at year-end totaled 1.4 million barrels of oil and 28.3 billion cubic feet of natural gas. In 1995, Fuel formed Southlake Energy Inc., a wholly-owned Canadian subsidiary, which acquired the properties of Gentra One Resources Inc. for $12.75 million. Reserves attributable to the acquired Canadian properties are 696,000 barrels of oil, 17.5 billion cubic feet of natural gas, and 118,000 barrels of natural gas liquids.

  NI-TEX. NI-TEX is an intrastate natural gas transmission and supply company providing gas sales, transportation and storage services. NI-TEX provides flexible city gate gas supply to Northern Indiana, Kokomo Gas and NIFL under term contracts. NI-TEX, through joint ventures with industry partners, also owns natural gas transmission and storage facilities located in Texas. Its Laredo-Nueces pipeline affiliate transported 18.3 billion cubic feet of natural gas in 1995. Its Mid-Tex Gas Storage Company affiliate operates a salt dome gas storage facility with an operating capacity of 5.7 billion cubic feet due to the expansion of the second cavern completed in December, 1995. Operating income from NI-TEX sales arrangements, combined with joint venture earnings, totaled $6.5 million for the year.

  NESI ENERGY MARKETING COMPANY L.L.C. (NEM). In August, 1995, Services formed a limited liability company with Enco Energy Inc. Services currently holds a sixty percent interest in NEM. NEM provides natural gas sales and on-system transportation management services to customers within Northern Indiana's service territory. NEM is engaged in energy trading activities to manage risk. NEM opened a Detroit, Michigan office in early 1996 for expansion into the Michigan market. During 1995, operating income for both NETCO and NEM totaled $500,000.

  TRIUMPH NATURAL GAS, INC. (TRIUMPH). Services owns 51% in Triumph. In April, 1995 Triumph completed the sale of the primary natural gas sales and supply contracts to Resource Energy Services. All continuing operations of the company were eliminated. The only remaining physical asset of Triumph to be liquidated is the investment in Arkoma Limited Partnership, which owns an interest in the Triark Gas Gathering Company. Services, as well as certain affiliates and officers, are defendants in a lawsuit brought by certain shareholders and former members of the Board of Directors of Triumph. The lawsuit alleges that the Services defendants' actions caused Triumph to fail and subsequently liquidate. Services is of the opinion that the suit has no merit and will continue to aggressively defend itself. Services is in the process of filing a counterclaim seeking recovery of Services' original investment.

  PRIMARY. Primary will develop and manage cogeneration and other energy projects for large industrial energy customers. Primary offers large industrial energy customers, nationwide, expertise in managing the engineering, construction, operation and maintenance of these energy-related projects. Effective on January 1, 1996, Primary became the parent of certain other subsidiaries, including Harbor Coal Company (Harbor Coal), North Lake Energy Corporation (North Lake), Portside Energy Corporation (Portside) and Lakeside Energy Corporation (LEC).

  Harbor Coal has invested in a partnership to finance, construct, own and operate a $65 million pulverized coal injection facility which began commercial operation in August, 1993. The facility receives raw coal, pulverizes it and delivers it to Inland Steel Company for use in the operation of its blast furnaces. Harbor Coal is a 50% partner in the project with an Inland Steel affiliate. Industries has guaranteed the payment and performance of the partnership's obligations under a sale and leaseback of a 50% undivided interest in the facility.

  North Lake has entered into a lease for the use of a 75 megawatt energy facility to be located at Inland Steel Company. The facility will use steam generated by Inland Steel to produce electricity to be delivered to Inland Steel. The facility is expected to be operational in June, 1996. Industries has guaranteed North Lake's obligations relative to the lease and certain obligations to Inland Steel relative to the project.

  LEC has entered into an agreement with USX Corporation--US Steel Group to utilize a new 161 megawatt energy facility at USS' Gary Works to process high pressure steam into electricity and low pressure process steam for a 15 year period. LEC will lease this facility, once constructed, from a third party. Additionally, LEC has entered into an interim agreement, which expires when the lease is established with the third party lessor, under which LEC is acting as the agent for the lessor to design, construct and start up the energy facility. Industries anticipates guaranteeing LEC's security deposit obligations relative to the anticipated lease. Construction of the project began in January, 1996 and is scheduled to be operational in May, 1997.

  Primary is evaluating other potential partnerships with Northern Indiana customers for using waste gases from steelmaking and other processes for power generation. Low btu blast furnace gases and other fuels, which could fuel new generation, are produced at companies served by Northern Indiana.

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

  Indiana Utility Regulatory Commission. Northern Indiana and Industries have been advised by their counsel that Industries will not be subject to regulation by the Commission as long as it is not a public utility. Under existing law, Industries and its non-utility subsidiaries are subject to certain reporting and information access requirements under Indiana law. Furthermore certain contracts between Industries or its non-utility subsidiaries and Northern Indiana, Kokomo Gas and NIFL (regulated utilities) must be filed with the Commission.

  The regulated utilities are subject to regulation by the Commission as to rates, service, accounts, issuance of securities, and in other respects. See "Rate Matters" in the Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13). The regulated utilities are also subject to limited regulation by local public authorities.

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

  In 1995, about 4% of Northern Indiana's electric revenues were derived from electric service it furnished at wholesale in interstate commerce to other utility companies, municipalities and WVPA (see "Item 1. Business--Electric Operations" regarding WVPA). Northern Indiana's wholesale rates and operations are subject to the jurisdiction of the FERC. The jurisdiction of the FERC does not extend to the issuance of securities by Northern Indiana since it is a public utility organized and operating in the State of Indiana, under the laws of which its security issues are regulated by the Commission. The FERC on October 21, 1954, declared Northern Indiana exempt from the provisions of the Natural Gas Act. Kokomo Gas and NIFL are also exempt from the provisions of the Natural Gas Act.

  RATE MATTERS. For information regarding the regulated utilities' gas rates, take-or-pay pipeline gas costs and gas transition costs, see "Take-or-Pay Pipeline Gas Costs" and "FERC Order No. 636" in the Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders, which notes are incorporated herein by reference (see Exhibit 13).

  Northern Indiana filed an Alternative Regulatory Plan (ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers and improved natural gas service. In its petition, Northern Indiana stated it would propose to implement new rates and services that would include, but not be limited to, further unbundling of services for additional customer classes which would include increased customer choice for sources of natural gas supply, negotiated services and prices, and incentive gas and storage cost mechanisms.

  CONSTRUCTION BUDGET. Northern Indiana's 1996-2000 construction budget (including allowance for funds used during construction) is estimated at approximately $764 million, including $205 million in 1996, $177 million in 1997, $156 million in 1998, $117 million in 1999 and $109 million in 2000.
Northern Indiana's construction estimates include adjustments for anticipated inflation. No new electric generating units are planned in the 1996-2000 budget. Northern Indiana does not have, and has no plans to construct, a nuclear generating unit.

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

  Kokomo Gas and NIFL service territories are contiguous to Northern Indiana's gas service territory, but Northern Indiana, Kokomo Gas and NIFL do not compete for any of the same gas customers. Kokomo Gas and NIFL compete with other electric utilities serving customers in their respective service territories.

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

  Northern Indiana is also subject to competition for gas sales to industrial customers through the ability of these customers, under Northern Indiana's rate provisions, to make their own purchases of gas and have Northern Indiana transport the gas to them. During 1995, gas transportation represented 59% of Northern Indiana's total gas sendout.

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

  See "Competition" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1995 Annual Report to Shareholders, which is incorporated herein by reference (see Exhibit 13).

  EMPLOYEE RELATIONS. Northern Indiana had 4,111 employees at December 31, 1995. Approximately 64% of Northern Indiana's employees (physical and clerical workers) are represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC. Effective June 1, 1993, the bargaining unit employees ratified four-year agreements which continue until June 1, 1997. These agreements provide for base wage increases of two percent in 1993, three percent in 1994 and 1995, and three and one-half percent in 1996. Additional economic provisions include a variable compensation plan linked to improvements in productivity. Certain officers of Northern Indiana are also officers of Industries. Industries currently has 95 employees in its diversified operations.

  Kokomo Gas had 72 full-time employees at December 31, 1995. Of these, 51 employees are represented by the Oil, Chemical and Atomic Workers International Union, AFL-CIO. New collective bargaining agreements covering these employees were negotiated in early 1995 and will expire February 15, 1998.

  NIFL had 78 full-time employees at December 31, 1995, none of whom is represented by a union.

  ENVIRONMENTAL MATTERS. The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of $5.0 million to cover probable corrective actions as of December 31, 1995. However, environmental regulations and remediation techniques are subject to future change. Based upon management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages, will not have a significant impact on the financial position or results of operations of Industries.

  The Utilities are subject to regulation with regard to environmental matters by various federal, state and local authorities. The Utilities cannot forecast the effect of all such regulation upon their generating, transmission or other facilities, or their operations. The Utilities intend to comply with all applicable governmental requirements and have adopted an environmental policy that fosters the pursuit of proactive sound environmental programs and management.

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

  Northern Indiana's total capital expenditures from January 1, 1991, through December 31, 1995, for pollution control facilities were approximately $109 million and were financed in part by the sale of Pollution Control Notes and Bonds--Jasper County. Northern Indiana anticipates expenditures of approximately $162 million for pollution control equipment in the 1996-2000 period which includes anticipated expenditures of $78 million in 1996 and $32 million in 1997.

  Air. The Indiana Department of Environmental Management (IDEM) Office of Air Management has submitted to the U.S. Environmental Protection Agency (EPA) a State Implementation Plan (SIP) in accordance with the requirements of the Clean Air Act Amendments of 1977.

  Attainment-Nonattainment. Under the Clean Air Act Amendments of 1977, the State has identified areas which are in compliance with the National Ambient Air Quality Standards (NAAQS) (attainment areas) and areas that are not in compliance with respect to the sulfur dioxide, particulate matter and other pollutant standards established by NAAQS (nonattainment areas). Portions of Lake and LaPorte Counties in which Northern Indiana operates electric generating facilities remain designated as nonattainment areas for sulfur dioxide. Control plans for each county are being implemented. Any reductions in emissions of sulfur dioxide required to be made by Northern Indiana have been made, and Northern Indiana anticipates no increased costs as a result of the implementation of the control plans for Lake and LaPorte Counties. IDEM initiated the process for redesignating LaPorte County to attainment for sulfur dioxide. IDEM discussed this process at a public hearing in Michigan City on November 16, 1995.

  Lake County, Indiana, is designated as a nonattainment area for particulate matter or PM-10. The State of Indiana promulgated a PM-10 SIP rule, which became effective on June 11, 1993. The rule requires reduced opacity and mass emissions limits at Dean H. Mitchell Station as well as the establishment of a fugitive dust control and continuous compliance plans. Northern Indiana invested $2.8 million to rebuild the Unit 5 electrostatic precipitator during 1993 to help meet the PM-10 emission limits. In order to improve fugitive dust control, during 1994 Mitchell Station installed a water spray dust suppression system to minimize emissions from the coal pile and coal unloading areas. Porter County has been determined to have an unclassified status for PM-10. According to state requirements, the area will be monitored for PM-10 impacts to determine the appropriate classification with respect to the NAAQS. All other counties where Northern Indiana operates electric production facilities have an unclassified status for PM-10.

  Under Title I of the Clean Air Act Amendments of 1990 (CAAA), Lake and Porter Counties are classified as severe nonattainment areas for ozone. Passage of the CAAA results in new provisions applicable to mobile and stationary sources in Lake and Porter Counties. Control measures requiring reduction of emissions of nitrogen oxides from the Mitchell and Bailly Generating Stations as a consequence of the Lake Michigan Ozone Control Program have yet to be determined. Northern Indiana is evaluating potential least-cost methods to reduce emissions of nitrogen oxides from the generating stations. The EPA has approved a conditional waiver from present reduction of nitrogen oxides under Title I. Northern Indiana cannot determine the cost impact of the future provisions.

  Acid Rain. Title IV of the CAAA addresses the acid rain issue by targeting large sources of sulfur dioxide and nitrogen oxides for significant reductions. The core acid rain rules for sulfur dioxide were promulgated by the EPA January 11, 1993. As required by the regulations, Bailly Units 7 and 8 and Michigan City Unit 12 reduced their sulfur dioxide emissions below 2.5 pounds per million British thermal units (lbs/mm btu) by January 1, 1995. These units, along with the remainder of Northern Indiana's coal-fired units, are required to reduce their sulfur dioxide emissions below 1.2 lbs/mm btu by January 1, 2000 (Phase II).

  Presently, all of Northern Indiana's eleven coal fired generating units utilize low sulfur fuel or flue gas desulfurization units to control sulfur dioxide emissions below the 1.2 lbs/mm btu level. That places Northern Indiana in compliance with the Phase II sulfur dioxide standards.

  The EPA approved Northern Indiana's Acid Rain permits for the Bailly and Michigan City Generating Stations on August 31, 1993. The Phase I Acid Rain permits for the stations are effective from January 1, 1995 through December 31, 1999. One component of the permit is the Phase I extension plan for Bailly. Northern Indiana was eligible for and received the extension because of the construction and operation of the Bailly scrubber. This extension plan allocates additional allowances, above the basic allowances, applicable to Bailly and Michigan City Generating Stations.

  Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

  Northern Indiana is pursuing nitrogen oxide reduction measures to meet future acid rain requirements. The EPA has proposed Phase II nitrogen oxide limits. The regulations when finalized could establish nitrogen oxide limits for all of Northern Indiana's coal fired boilers.

  Additional Air Issues. The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides, as mentioned above, and hazardous air pollutants, which may require significant capital expenditures for control of these emissions. Northern Indiana is pursuing a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements, but it believes that any such mandated costs would be recoverable through the rate making process.

  The EPA has promulgated a permit program to meet the requirements of Title V of the CAAA. The IDEM, on November 3, 1993, proposed an Air Operating permit program to meet the requirements of Title V to Indiana's Air Pollution Control Board. The Air Pollution Control Board adopted rules to implement the Title V permit program on March 10, 1994. These operating permit rules, including a new fee schedule, became effective in Indiana on June 24, 1994. Indiana submitted the Title V rules to the EPA for approval in August of 1994. The EPA has approved the submittal and the rules became effective December 14, 1995.

  Water. The Clean Water Act, as amended, subjects point source dischargers to technology and water quality based controls through the National Pollution Discharge Elimination System (NPDES) permit program. Northern Indiana is required to have NPDES permits for discharges from its generating stations into the waters of the United States. The IDEM Office of Water Management has issued renewal NPDES permits for Schahfer, Mitchell, and Michigan City Generating Stations, effective November 1, 1993. The renewed Bailly Station NPDES permit is expected to be issued in 1996. Northern Indiana received NPDES permit modifications for intermittent chemical treatment of the main discharge at the Mitchell and Michigan City Stations for zebra mussel control. Bailly Station utilizes thermal treatment in its water systems to control zebra mussels. Schahfer Station has not presently experienced operational impacts due to zebra mussels. Rather, Schahfer Station has experienced equipment problems due to an Asiatic clam infestation. Alternate forms of control are being investigated by Northern Indiana in an effort to prevent any impact on plant operations relating to these infestations, while also minimizing the environmental impact of the controls.

  Superfund Sites. The EPA has notified Northern Indiana that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation and analysis and remediation. At each of the sites Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA, will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the site and avoid the imposition of fines or added costs.

  Manufactured Gas Plant Sites. The Utilities have instituted a program to investigate former manufactured gas plants where one of them is the current or former owner. The Utilities have identified twenty-seven of these sites and made visual inspections of these sites. The Utilities have conducted initial samplings at thirteen sites. Follow-up investigations have been conducted at five sites and potential remedial measures are being evaluated. The Utilities will continue their program to assess sites. During the follow-up investigation of the former manufactured gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to IDEM and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

  Northern Indiana was notified by IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what future remedial measures, if any, may be needed.

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

  The Utilities have met with various companies that provided insurance coverage which the Utilities believe covers costs related to actions taken at former manufactured gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured gas plant sites. The state court action is stayed pending resolution of the Northern Indiana suit in Federal Court.

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

ITEM 2. PROPERTIES.

  The physical properties of the Utilities are located in the State of Indiana, except for Crossroads which owns a 202-mile interstate natural gas pipeline running from northwest Indiana to Cygnet, Ohio.

  The only significant properties owned by other subsidiaries of Industries are: the Southlake Complex, a 325,000 square foot office building in Merrillville, Indiana, leased to Northern Indiana and owned by Development; a 36-mile intrastate natural gas pipeline, located in southern Texas and half-owned by NI-TEX, Inc.; a golf course and surrounding residential development in Chesterton, Indiana, owned by Lake Erie Land Company (a subsidiary of Development); a waste-to-energy generating plant in Wolverhampton, England owned by Elm Energy; commercial real estate joint ventures, half-owned by KOGAF Enterprises (a subsidiary of Development) located in Kokomo, Indiana; and interests in oil and gas producing properties in the United States and Canada owned by Fuel.

  ELECTRIC. Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kw, two hydroelectric generating plants with net capabilities of 10,000 kw and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. During the year ended December 31, 1995, Northern Indiana generated 85.8% and purchased 14.2% of its electric requirements.

  Northern Indiana has 292 substations with an aggregate transformer capacity of 22,839,200 kva. Its transmission system with voltages from 34,500 to 345,000 consists of 3,047 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,682 circuit miles of overhead and 1,265 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 10,661,892 kva and 437,264 electric watt-hour meters.

  GAS. Northern Indiana has an underground storage field at Royal Center and a liquefied natural gas plant in LaPorte County, both of which are described under "Item 1. Business--Gas Operations." Northern Indiana has 12,976 miles of gas mains.

  Kokomo Gas has a liquified natural gas plant in Howard County which has the following capacities: maximum storage of 400,000 mcf; maximum liquefaction rate (gas to liquid), 2,850 mcf per day; maximum vaporization rate (output to distribution system), 30,000 mcf per day. Kokomo Gas also has a gas holder with a storage capacity of 12,000 mcf. Kokomo Gas has 727 miles of gas mains.

  NIFL has 765 miles of gas mains.

  OTHER PROPERTIES. Northern Indiana owns offices and service buildings, salesrooms, garages, repair shops, motor vehicles, construction equipment and tools, and office furniture and equipment, and also leases offices in various localities. It also owns miscellaneous parcels of real estate not now used in utility operations.

  DONATION OF PROPERTY. On January 5, 1995, Northern Indiana completed the planneddonation of approximately 2,150 acres of land, including 60 miles of lake and river frontage, to the Shafer and Freeman Lakes Environmental Conservation Corporation (a not-for-profit organization), the State of Indiana Department of Natural Resources and the Indiana Natural Resources Foundation. The property frames and includes the resort areas of Lake Shafer and Lake Freeman in White and Carroll Counties, near the cities of Monticello and Delphi in central Indiana.

Northern Indiana acquired the property in 1944 as part of the purchase of dams and two small hydroelectric plants and has maintained the area since that time. Northern Indiana donated this property to ensure the land is managed to enhance its preservation and recreational value. The dams and hydroelectric plants are being retained for Northern Indiana operations.

  CHARACTER OF OWNERSHIP. The properties of Northern Indiana are subject to the lien of its First Mortgage Indenture. The principal offices and properties are held in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as substantially to impair the usefulness to Northern Indiana of such properties. Many of the offices in the various communities served are occupied by Northern Indiana under leases. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction, which it is Northern Indiana's practice regularly to pay, as and when due, unless contested in good faith. In general, the electric and gas lines and mains are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. These consents and rights are deemed adequate for the purposes for which they are being used. Northern Indiana does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon, or under which its electric and gas lines are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric and gas lines and mains was made, other than examination, in certain cases, to verify the grantors' ownership and the lien status thereof.

ITEM 3. LEGAL PROCEEDINGS.

  Industries and Northern Indiana are parties to various pending proceedings, including suits and claims against them for personal injury, death and property damage, but, in the opinion of their counsel, the nature of such proceedings and suits, and the amounts involved, do not depart from the ordinary routine litigation and proceedings incidental to the kind of businesses conducted by Industries and Northern Indiana, except as set forth above under "Item 1. Business--Environmental Matters," and as described under the captions "Pending Tax Matter," "Elm Energy and Recycling (UK) Ltd." and "Environmental Matters" in the Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders, which notes are incorporated herein by reference (see Exhibit
13).

  On March 13, 1996 the Internal Revenue Service appealed to the U.S. Court of Appeals for the Seventh Circuit, the November 6, 1995 decision of the United States Tax Court (Tax Court) in favor of Northern Indiana. See "Pending Tax Matter" in the Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference (see
Exhibit 13). Northern Indiana's management and its general counsel believe the decision of the Tax Court will prevail.

  To the knowledge of Industries no other material legal proceedings against Industries, Northern Indiana or their subsidiaries are contemplated by governmental authorities and other parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

SUPPLEMENTAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                             DATE OF ASSUM-
                                                                   ING
                                                              PRESENT POSI-
        NAME          AGE               OFFICE                    TION
        ----          ---               ------               --------------
Gary L. Neale         56  Chairman, President, Chief         March 1, 1993
                           Executive Officer and Director
Stephen P. Adik       52  Executive Vice President, Chief    January 1, 1994
                           Financial Officer and
                           Treasurer
Patrick J. Mulchay    54  Executive Vice President, Chief    January 1, 1994
                           Operating Officer, Electric
Jeffrey W. Yundt      50  Executive Vice President, Chief    January 1, 1994
                           Operating Officer, Gas
Owen C. Johnson, Jr.  49  Vice President, Human              January 1, 1994
                           Resources
David A. Kelly        57  Vice President, Real               January 1, 1994
                           Estate and Taxes
Jerry M. Springer     63  Controller and Assistant Secretary April 13, 1994
Dennis E. Senchak     50  Assistant Treasurer                January 1, 1994
Nina M. Rausch        52  Secretary                          July 1, 1992

  Throughout the past five years, each of the executive officers of Industries has been continuously active in the business of Industries or Northern Indiana except as follows: Prior to December 31, 1991, David A. Kelly was Partner, Tax Division of Arthur Andersen LLP.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  Industries' common shares are listed and traded on the New York, Chicago and Pacific stock exchanges. The table below indicates the high and low sales price of Industries' common shares, on the composite tape, during the periods indicated.

                                   1995          1994
                               ------------- -------------
                                HIGH   LOW    HIGH   LOW
                               ------ ------ ------ ------
           First Quarter...... 32 1/4 29 1/4 33     29 1/8
           Second Quarter..... 35 1/4 30 3/4 32 7/8 28 3/4
           Third Quarter...... 34 7/8 32 1/8 30 1/4 26 1/8
           Fourth Quarter..... 38 1/2 34 1/2 29 7/8 26 3/8

  As of February 29, 1996, Industries had 37,022 common shareholders of record.

  The policy of the Board of Directors has been to declare dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. Industries paid quarterly common dividends of $0.36 per share during 1994 and quarterly common dividends of $0.39 per share during 1995. At its December 19, 1995 meeting Industries' Board of Directors increased the quarterly common dividend to $0.42 per share, payable February 20, 1996.

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

  The following limitations on payment of dividends and issuance of preferred stock apply to Northern Indiana:

  When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 1995, Northern Indiana had approximately $144.8 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

  So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available therefor for the preceding calendar year unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 1995, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 41% of the total capitalization including surplus.

  In connection with the foregoing discussion, see "Common Share Dividend" in the Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

ITEM 6. SELECTED FINANCIAL DATA.

                                        YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                            1995       1994       1993       1992       1991
                         ---------- ---------- ---------- ---------- ----------
Operating revenues
 (000's)................ $1,722,325 $1,676,401 $1,677,872 $1,582,356 $1,535,161
Net income (000's)...... $  175,465 $  163,987 $  156,140 $  136,648 $  133,388
Earnings per average
 common share ..........      $2.72      $2.48      $2.31      $2.00      $1.94
Total assets (000's).... $3,999,520 $3,947,138 $3,912,324 $3,807,941 $3,647,557
Long-term obligations
 and redeemable pre-
 ferred stock (000's)... $1,274,379 $1,281,395 $1,295,962 $1,160,122 $1,157,686
Cash dividends declared
 per common share.......      $1.59      $1.47      $1.35      $1.26      $1.18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information regarding results of operations, liquidity and capital resources, environmental matters and competition is reported in the 1995 Annual Report to Shareholders under "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference (see Exhibit 13).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The following Consolidated Financial Statements and Supplementary Data are included in the 1995 Annual Report to Shareholders and are hereby incorporated by reference and made a part of this report (see Exhibit 13).




   (1) Consolidated Financial Statements--
    Consolidated Statement of Income for the years ended December 31,
     1995, 1994 and 1993
    Consolidated Balance Sheet at December 31, 1995 and 1994
    Consolidated Statement of Capitalization at December 31, 1995 and
     1994
    Consolidated Statement of Long-term Debt at December 31, 1995 and
     1994
    Consolidated Statement of Cash Flows for the years ended December
     31, 1995, 1994 and 1993
    Consolidated Statement of Common Shareholders' Equity for the
     years ended
     December 31, 1995, 1994 and 1993
    Notes to Consolidated Financial Statements
    Report of Independent Public Accountants (includes an explanatory paragraph referring to changes in the methods of accounting for income taxes and postretirement benefits other than pensions).
   (2) Supplementary Data--
    Selected Supplemental Information

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of this Form 10-K.

  Information regarding directors is included at pages 2-5 in the Notice of Annual Meeting and Proxy Statement dated March 8, 1996, for Annual Meeting to be held April 10, 1996, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation is included at pages 7-9 and 11-17 in the Notice of Annual Meeting and Proxy Statement dated March 8, 1996, for Annual Meeting to be held April 10, 1996, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management is included at page 6 in the Notice of Annual Meeting and Proxy Statement dated March 8, 1996, for Annual Meeting to be held April 10, 1996, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) (1) The Financial Statements filed herewith as a part of this report on Form 10-K are listed on the Index to Financial Statements under Item 8 on page 17.


    (2) The following is a list of the Financial Statement Schedules filed herewith as part of this report on Form 10-K:

      SCHEDULE                                PAGE OF
       NUMBER         DESCRIPTION            1995 10-K
      --------        -----------            ---------
             I Condensed Financial
               Information of
               Registrant..............   19, 20, 21 & 22
               Valuation and Qualifying
            II Accounts................     23, 24 & 25

    (3)
      Exhibits--

      The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index included on pages 28--29. Each management contract or compensatory plan or arrangement of Industries listed on the Exhibit Index is separately identified by an asterisk.

  (b) Reports on Form 8-K: None.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                    1995       1994
                                                                 ---------- ----------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
ASSETS
------
Property:
  Property in service..........................................  $    2,681 $    3,495
  Construction work in progress................................          12         20
  Less: accumulated depreciation...............................         466        399
                                                                 ---------- ----------
      Total property...........................................       2,227      3,116
                                                                 ---------- ----------
Investments (principally investments in wholly-owned
 subsidiaries).................................................   1,097,621  1,087,684
                                                                 ---------- ----------
Current Assets:
  Cash and cash equivalents....................................       4,707        740
  Amounts receivable from subsidiaries.........................      70,721     60,485
  Prepayments..................................................       4,818      7,557
                                                                 ---------- ----------
      Total current assets.....................................      80,246     68,782
                                                                 ---------- ----------
Other (principally notes receivable from associated companies).     220,682    172,935
                                                                 ---------- ----------
                                                                 $1,400,776 $1,332,517
                                                                 ========== ==========
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common shares................................................  $  870,930 $  870,930
  Cumulative preferred shares with mandatory redemption
   provisions (Note 5).........................................      35,000     35,000
  Additional paid-in capital...................................      32,210     29,657
  Retained earnings............................................     518,837    446,928
  Less: Treasury shares........................................     293,223    237,193
    Unearned compensation......................................       4,609        970
    Currency translation adjustment............................       1,930      1,504
                                                                 ---------- ----------
      Total capitalization.....................................   1,157,215  1,142,848
                                                                 ---------- ----------
Current Liabilities:
  Dividends declared on common and preferred stock.............      26,829     25,570
  Amounts payable to subsidiaries..............................      31,431     26,304
  Other........................................................       1,176      1,290
                                                                 ---------- ----------
      Total current liabilities................................      59,436     53,164
                                                                 ---------- ----------
Other (principally notes payable to associated companies)......     184,125    136,505
                                                                 ---------- ----------
Commitments and Contingencies (Note 3):
                                                                 $1,400,776 $1,332,517
                                                                 ========== ==========

 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENT OF INCOME

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
                                                  (DOLLARS IN THOUSANDS)
Equity in net earnings of subsidiaries...... $  180,827  $  167,780  $  158,222
                                             ----------  ----------  ----------
Other income (deductions):
  Administrative and general expense........     (9,854)     (5,560)     (6,031)
  Interest income...........................     15,575      11,289       9,576
  Interest expense..........................    (12,274)     (8,741)     (9,339)
  Other, net................................       (663)     (1,727)        203
                                             ----------  ----------  ----------
                                                 (7,216)     (4,739)     (5,591)
                                             ----------  ----------  ----------
Net income before income taxes..............    173,611     163,041     152,631
Income taxes................................     (1,854)       (946)     (3,509)
                                             ----------  ----------  ----------
Net income..................................    175,465     163,987     156,140
Dividend requirements on preferred shares...      3,063       3,063       3,063
                                             ----------  ----------  ----------
Balance available for common shareholders... $  172,402  $  160,924  $  153,077
                                             ==========  ==========  ==========
Average common shares outstanding........... 63,281,177  64,820,039  66,136,396
Earnings per average common share........... $     2.72  $     2.48  $     2.31
                                             ==========  ==========  ==========



 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
Net cash provided by operating activities........ $184,300  $157,613  $153,788
                                                  --------  --------  --------
Cash flows provided by (used in) investing
 activities:
  Purchase of Northern Indiana Fuel and Light
   Company, Inc., net of cash acquired...........      --        --    (30,137)
  Capital expenditures...........................     (100)     (954)     (103)
  Sale of property...............................      935       --        --
                                                  --------  --------  --------
    Net cash provided by (used in) investing
     activities..................................      835      (954)  (30,240)
                                                  --------  --------  --------
Cash flows provided by (used in) financing
 activities:
  Issuance of common shares......................    7,389     2,060    36,364
  Increase (decrease) in notes payable to
   subsidiaries..................................   41,211    21,262      (703)
  Increase in notes receivable from subsidiaries.  (58,479)  (26,254)  (26,412)
  Cash dividends paid on common shares...........  (99,043)  (93,578)  (88,214)
  Cash dividends paid on preferred shares........   (3,063)   (3,063)   (3,063)
  Acquisition of treasury shares.................  (69,183)  (58,717)  (40,730)
                                                  --------  --------  --------
    Net cash used in financing activities........ (181,168) (158,290) (122,758)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    3,967    (1,631)      790
Cash and cash equivalents at beginning of year...      740     2,371     1,581
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $  4,707  $    740  $  2,371
                                                  ========  ========  ========


 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. DIVIDENDS FROM SUBSIDIARIES

  Cash dividends paid to NIPSCO Industries, Inc. (Industries) by its consolidated subsidiaries were (in thousands of dollars): $183,475, $174,245 and $155,224 in 1995, 1994 and 1993, respectively.

2. SUPPORT AGREEMENT

  The obligations of NIPSCO Capital Markets, Inc. (Capital Markets) are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana Public Service Company (Northern Indiana) which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, was approximately $393.3 million at December 31, 1995.

3. CONTINGENCIES

  Industries and its subsidiaries are parties to various pending proceedings, including suits and claims against them for personal injury, death and property damage. The nature of such proceedings and suits, and the amounts involved, do not depart from the routine litigation and proceedings incident to the kind of businesses conducted by Industries and its subsidiaries.

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

5. SUBSEQUENT EVENT

  On January 12, 1996, Industries redeemed all 350,000 shares of its 8.75% Preferred Shares, pursuant to mandatory redemption provisions, for $100 per share plus accrued dividends. The redemption will be refinanced through the issuance of long-term debt by Capital Markets in February, 1996.
--------
  See also Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders, which are incorporated herein by reference. (See Exhibit 13).

                            NIPSCO INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            COL. A             COL. B        COL. C          COL. D     COL. E
            ------             ------- ------------------ ------------ --------
                                           ADDITIONS
                                       ------------------  DEDUCTIONS
                                        CHARGED           FOR PURPOSES
                               BALANCE    TO     CHARGED   FOR WHICH   BALANCE
                               JAN. 1, COSTS AND TO OTHER   RESERVES   DEC. 31,
         DESCRIPTION            1995   EXPENSES  ACCOUNTS WERE CREATED   1995
         -----------           ------- --------- -------- ------------ --------
                                            (DOLLARS IN THOUSANDS)
Reserves Deducted in Consoli-
 dated Balance Sheet from As-
 sets to Which They Apply:
 Reserve for accounts receiv-
  ables......................  $4,899   $6,759     $--       $4,394     $7,264
 Reserve for investments, at
  equity.....................  $2,850   $   --     $--       $2,000     $  850
Reserves Classified Under Re-
 serve Section of Consoli-
 dated Balance Sheet:
 Injuries and damages re-
  serve......................  $2,538   $2,800     $--       $3,501     $1,837
 Miscellaneous operating re-
  serves.....................  $7,671   $3,219     $--       $1,792     $9,098



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

(a) Northern Indiana Fuel and Light Company, Inc. purchased on March 31, 1993.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
 NIPSCO Industries, Inc.:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in NIPSCO Industries, Inc.'s annual report to shareholders for the year ended December 31, 1995, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1996. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed on Page 18, Item 14(a)(2) are the responsibility of NIPSCO Industries, Inc.'s management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

  As discussed in the notes to consolidated financial statements, effective January 1, 1993, NIPSCO Industries, Inc. and subsidiaries changed their methods of accounting for income taxes and postretirement benefits other than pensions.

                                          Arthur Andersen LLP

Chicago, Illinois
January 26, 1996

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          NIPSCO Industries, Inc.
                                              (Registrant)
           March 28, 1996                            /s/ Gary L. Neale
Date_______________________________       By_________________________________
                                              Gary L. Neale, Its Chairman and
                                                         President

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                     DATE
             ---------                           -----                     ----

         /s/ Gary L. Neale
------------------------------------
           Gary L. Neale             Chairman, President, Principal
                                      Executive Officer and
                                      Director
        /s/ Stephen P. Adik
------------------------------------
          Stephen P. Adik            Executive Vice President and
                                      Principal Financial Officer
       /s/ Jerry M. Springer
------------------------------------
         Jerry M. Springer           Controller and Principal
                                      Accounting Officer
       /s/ Steven C. Beering
------------------------------------
         Steven C. Beering           Director
        /s/ Arthur J. Decio
------------------------------------
          Arthur J. Decio            Director
      /s/ Ernestine M. Raclin
------------------------------------
        Ernestine M. Raclin          Director                         March 28, 1996
        /s/ Denis E. Ribordy
------------------------------------
          Denis E. Ribordy           Director
         /s/ Ian M. Rolland
------------------------------------
           Ian M. Rolland            Director
       /s/ Edmund A. Schroer
------------------------------------
         Edmund A. Schroer           Director
        /s/ John W. Thompson
------------------------------------
          John W. Thompson           Director
        /s/ Robert J. Welsh
------------------------------------
          Robert J. Welsh            Director

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                            DESCRIPTION OF ITEM
 -------                           -------------------
  (3.1)  Articles of Incorporation of September 22, 1987, and all Articles of Amendment
          thereto (incorporated by reference to Exhibit 1 to the NIPSCO Industries, Inc.
          Current Report on Form 8-K dated March 25, 1992).
  (3.2)  Amended By-laws effective May 25, 1993 (incorporated by reference to Exhibit
          (3)(ii) to the NIPSCO Industries, Inc. Form 8-K dated July 13, 1993).
  (4.1)  Indenture dated August 1, 1939 between Northern Indiana Public Service Company
          ("Northern Indiana") and Trustees (incorporated by reference to Exhibit 7 to
          Northern Indiana Registration Statement (Registration No. 2-5178)).
  (4.2)  Third Supplemental Indenture dated August 1, 1943 (incorporated by reference to
          Exhibit 7-C to Northern Indiana Registration Statement (Registration No. 2-
          5178)).
  (4.3)  Eighteenth Supplemental Indenture dated September 1, 1967 (incorporated by refer-
          ence to Exhibit 1 to Northern Indiana Current Report on Form 8-K dated October 9,
          1967).
  (4.4)  Nineteenth Supplemental Indenture dated October 1, 1968 (incorporated by reference to Exhibit 1 to Northern Indiana Current Report on Form 8-K dated November 8,
          1968).
  (4.5)  Twenty-third Supplemental Indenture dated March 31, 1972 (incorporated by refer-
          ence to Exhibit 2 to Northern Indiana Current Report on Form 8-K dated May 5,
          1972).
  (4.6)  Thirty-third Supplemental Indenture dated June 1, 1980 (incorporated by reference to Exhibit 1 to Northern Indiana Quarterly Report on Form 10-Q for the quarter ended June 30, 1980).
  (4.7)  Forty-first Supplemental Indenture dated July 1, 1991 (incorporated by reference to Exhibit 1 to Northern Indiana Current Report on Form 8-K dated March 25,
          1992).
  (4.8)  Indenture, dated as of March 1, 1988, between Northern Indiana and Manufacturers
          Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to
          Northern Indiana Registration Statement (Registration No. 33-44193)).
  (4.9)  First Supplemental Indenture dated December 1, 1991, between Northern Indiana and
          Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Ex-
          hibit 4.1 to Northern Indiana Registration Statement (Registration No.
          33-63870)).
 (4.10)  Memorandum of Agreement with City of Michigan City, Indiana (incorporated by ref-
          erence to Exhibit 7 to Northern Indiana Registration Statement (Registration No.
          2-48531)).
 (4.11)  Financing Agreement No. 1 dated November 1, 1988 with Jasper County, Indiana re-
          garding $37,000,000 Series 1988A Pollution Control Refunding Revenue Bonds. Iden-
          tical financing agreements between Registrant and Jasper County provide for the issuance of $47,000,000 Series 1988B, $46,000,000 Series 1988C and $24,000,000
          Series 1988D Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 8 to Northern Indiana Current Report on Form 8-K dated March 16,
          1989).
 (4.12)  Financing Agreement dated July 1, 1991, with Jasper County, Indiana regarding
          $55,000,000 Series 1991 Collateralized Pollution Control Refunding Revenue Bonds
          (incorporated by reference to Exhibit 3 to Northern Indiana Current Report on
          Form 8-K dated March 25, 1992).
 (4.13)  Financing Agreement dated August 1, 1994, with Jasper County, Indiana regarding
          $10,000,000 Series 1994A, $18,000,000 Series 1994B and $41,000,000 Series 1994C
          Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit
          4.16 to Northern Indiana Annual Report on Form 10-K for year ended December 31,
          1994).

 EXHIBIT
 NUMBER                                   DESCRIPTION OF ITEM
 -------                                  -------------------
 (4.14)   Indenture between Registrant, NIPSCO Capital Markets, Inc. and Chemical Bank as
           Trustee dated February 1, 1996 (incorporated by reference to Exhibit 1 to NIPSCO
           Industries, Inc. Registration Statement (Registration No. 33-65285)).
 (4.15)   Rights Agreement between Registrant and Harris Trust and Savings Bank, dated Feb-
           ruary 27, 1990 (incorporated by reference to Exhibit 4.1 to the NIPSCO Indus-
           tries, Inc. Current Report on Form 8-K dated March 7, 1990).
 (10.1)   Supplemental Life Insurance Plan effective January 1, 1991 (incorporated by refer-
           ence to Exhibit 2 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated
           March 25, 1992).*
 (10.2)   Executive Deferred Compensation Plan effective December 1, 1990 (incorporated by reference to Exhibit 3 to the NIPSCO Industries, Inc. Current Report on Form 8-K
           dated March 25, 1992).*
 (10.3)   Form of Change in Control and Termination Agreements (incorporated by reference to
           Exhibit 4 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated March
           25, 1992).*
 (10.4)   Nonemployee Director Stock Incentive Plan effective February 1, 1992 (incorporated by reference to Exhibit 5 to the NIPSCO Industries, Inc. Current Report on Form
           8-K dated March 25, 1992).*
 (10.5)   NIPSCO Industries, Inc. Long-Term Incentive Plan (incorporated by reference to Ex-
           hibit 6 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated March 25,
           1992).*
 (10.6)   Amended and Restated Pension Plan Provisions effective January 1, 1989 (incorpo-
           rated by reference to Exhibit 17 to Northern Indiana Current Report on Form 8-K
           dated March 25, 1992).*
 (10.7)   NIPSCO Industries, Inc. 1994 Long-Term Incentive Plan.*
 (10.8)   NIPSCO Industries, Inc. Directors' Charitable Gift Program.*
  (11)    Computation of Per Share Earnings.
  (13)    1995 Annual Report to Shareholders for pages 31-61.
  (21)    List of Subsidiaries.
  (23)    Consent of Arthur Andersen LLP.
  (27)    Financial Data Schedule.
  (99)    Amended Articles of Incorporation of Northern Indiana Public Service Company (in-
           corporated by reference to Exhibit 1 to the Northern Indiana Current Report on
           Form 8-K dated May 5, 1982).

--------
* Management contract or compensatory plan arrangement of NIPSCO Industries, Inc.

                                                                      EXHIBIT 11

                            NIPSCO INDUSTRIES, INC.

                       COMPUTATION OF PER SHARE EARNINGS

                     TWELVE MONTHS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                    FULLY
                                                     PRIMARY       DILUTED
                                                    ----------    ----------
Weighted Average Number of Shares
  Average Common Shares Outstanding at 12/31/95.... 63,281,177    63,281,177
  Dilutive Effect for Nonqualified Stock Options at
   12/31/95........................................    217,756       389,346
                                                    ----------    ----------
  Weighted Average Shares at 12/31/95.............. 63,498,933    63,670,523
                                                    ==========    ==========
Net Income to be Used to Compute
 Earnings Per Average Common Share
                                                         (DOLLARS IN
                                                         THOUSANDS)
  Net Income....................................... $  175,465    $  175,465
  Dividend Requirements on Preferred Shares........      3,063         3,063
                                                    ----------    ----------
  Balance Available for Common Shareholders........ $  172,402    $  172,402
                                                    ==========    ==========
Earnings Per Average Common Share.................. $     2.72(a) $     2.71(a)
                                                    ==========    ==========

--------

Note:
(a) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                      EXHIBIT 11

                            NIPSCO INDUSTRIES, INC.

                       COMPUTATION OF PER SHARE EARNINGS

                     TWELVE MONTHS ENDED DECEMBER 31, 1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                    FULLY
                                                     PRIMARY       DILUTED
                                                    ----------    ----------
Weighted Average Number of Shares
  Average Common Shares Outstanding at 12/31/94.... 64,820,039    64,820,039
  Dilutive Effect for Nonqualified Stock Options at
   12/31/94........................................    134,775       136,688
                                                    ----------    ----------
  Weighted Average Shares at 12/31/94.............. 64,954,814    64,956,727
                                                    ==========    ==========
Net Income to be Used to Compute
 Earnings Per Average Common Share
                                                         (DOLLARS IN
                                                         THOUSANDS)
  Net Income....................................... $  163,987    $  163,987
  Dividend Requirements on Preferred Shares........      3,063         3,063
                                                    ----------    ----------
  Balance Available for Common Shareholders........ $  160,924    $  160,924
                                                    ==========    ==========
Earnings Per Average Common Share.................. $     2.48(a) $     2.48(a)
                                                    ==========    ==========

--------

Note:
(a) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                      EXHIBIT 11

                            NIPSCO INDUSTRIES, INC.

                       COMPUTATION OF PER SHARE EARNINGS

                     TWELVE MONTHS ENDED DECEMBER 31, 1993
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                    FULLY
                                                     PRIMARY       DILUTED
                                                    ----------    ----------
Weighted Average Number of Shares
  Average Common Shares Outstanding at 12/31/93.... 66,136,396    66,136,396
  Dilutive Effect for Nonqualified Stock Options at
   12/31/93........................................    173,417       193,693
                                                    ----------    ----------
  Weighted Average Shares at 12/31/93.............. 66,309,813    66,330,089
                                                    ==========    ==========
Net Income to be Used to Compute
 Earnings Per Average Common Share
                                                         (DOLLARS IN
                                                         THOUSANDS)
  Net Income....................................... $  156,140    $  156,140
  Dividend Requirements on Preferred Shares........      3,063         3,063
                                                    ----------    ----------
  Balance Available for Common Shareholders........ $  153,077    $  153,077
                                                    ==========    ==========
Earnings Per Average Common Share.................. $     2.31(a) $     2.31(a)
                                                    ==========    ==========

--------

Note:
(a) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                      EXHIBIT 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into Industries' previously filed Form S-8 Registration Statement No. 33-30619; and Form S-8 Registration Statement No. 33-30621.

                                          Arthur Andersen LLP

Chicago, Illinois
March 28, 1996

                    GRAPHIC MATERIAL CROSS-REFERENCE PAGE


CAPITALIZATION RATIO CHART SHOWS PERCENT OF LONG-TERM DEBT, COMMON SHARE EQUITY AND PREFERRED AND PREFERENCE STOCK FOR YEARS 1986-1995.

COST OF FUEL FOR ELECTRIC GENERATION CHART SHOWS IN MILLS PER KWH THE COST OF FUEL FOR ELECTRIC GENERATION FOR YEARS 1986-1995.

COST OF GAS PURCHASED FOR RESALE CHART SHOWS IN DOLLARS PER DEKATHERM THE COST OF GAS PURCHASED FOR RESALE FOR YEARS 1986-1995.