Form 10-Q
period 1996-03-31
NIPSCO INDUSTRIES INC
filed 1996-05-15
CIK 823392

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1996

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

        As of April 30, 1996, 61,357,860 common shares were outstanding.

NIPSCO INDUSTRIES, INC.
Part I.  FINANCIAL INFORMATION

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NIPSCO Industries, Inc.:

        We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of March 31, 1996, and December 31, 1995, and the related consolidated statements of income, common shareholders' equity and cash flows for the three and twelve month periods ended March 31, 1996 and 1995. These consolidated financial statements are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of March 31, 1996, and
December 31, 1995, and the results of their operations and their cash flows for the three and twelve month periods ended March 31, 1996 and 1995, in conformity with generally accepted accounting principles.

                                                 Arthur Andersen LLP

Chicago, Illinois
April 26, 1996

CONSOLIDATED BALANCE SHEET
                                              March 31,   December 31,
ASSETS                                          1996          1995
                                            ============  ============
                                               (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $140,073 AND $145,129, RESPECTIVELY)
 (Note 2):
  Electric                                  $  3,955,424  $  3,935,103
  Gas                                          1,308,998     1,301,687
  Common                                         351,581       350,168
                                            ------------  ------------
                                               5,616,003     5,586,958

    Less - Accumulated provision for
     depreciation and amortization             2,422,296     2,373,694
                                            ------------  ------------
      Total Utility Plant                      3,193,707     3,213,264
                                            ------------  ------------

OTHER PROPERTY AND INVESTMENTS:
 Other property, at cost, less accumulated
  provision for depreciation                     139,765       136,006
 Investments, at equity (Note 2)                  50,668        47,565
 Investments, at cost                             24,296        22,899
 Other investments                                17,970        17,315
                                            ------------  ------------

      Total Other Property and Investments       232,699       223,785
                                            ------------  ------------

CURRENT ASSETS:
 Cash and cash equivalents                        41,252        28,496
 Accounts receivable, less reserve of
  $6,006 and $7,264,respectively (Note 2)        165,359       120,404
 Fuel adjustment clause (Note 2)                   8,467        10,301
 Gas cost adjustment clause (Note 2)              49,097         1,423
 Materials and supplies, at average cost          64,378        65,044
 Electric production fuel, at average cost        19,946        14,258
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         11,906        60,884
 Prepayments and other                            23,768        15,771
                                            ------------  ------------
      Total Current Assets                       384,173       316,581
                                            ------------  ------------

OTHER ASSETS:
 Regulatory assets (Note 2)                      211,887       212,491
 Deferred charges and other noncurrent
  assets                                          57,796        33,399
                                            ------------  ------------
      Total Other Assets                         269,683       245,890
                                            ------------   ------------
                                            $  4,080,262  $  3,999,520
                                            ============  ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED BALANCE SHEET
                                              March 31,   December 31,
CAPITALIZATION AND LIABILITIES                  1996         1995
                                            ============  ============
                                              (Dollars in thousands)

CAPITALIZATION:
 Common shareholders' equity
  (See accompanying statement)              $  1,126,350  $  1,122,215
 Cumulative preferred stocks (Note 10) -
  Northern Indiana Public Service Company:
   Series without mandatory redemption
    provisions (Note 11)                          81,325        81,325
   Series with mandatory redemption
    provisions (Note 12)                          63,651        63,651
  NIPSCO Industries Inc.:
   Series with mandatory redemption
    provisions (Note 12)                               0        35,000
 Long-term debt excluding amounts due
  within one year (Note 16)                    1,252,179     1,175,728
                                            ------------  ------------
      Total Capitalization                     2,523,505     2,477,919
                                            ------------  ------------

CURRENT LIABILITIES:
 Current portion of long-term debt (Note 17)      97,069        96,855
 Short-term borrowings (Note 18)                 191,310       260,671
 Accounts payable                                180,562       151,691
 Sinking funds due within one year
  (Notes 12 and 16)                                2,621         2,621
 Dividends declared on common and
  preferred stocks                                27,113        28,179
 Customer deposits                                11,854        11,361
 Taxes accrued                                    90,720        28,952
 Interest accrued                                 18,881         8,439
 Accrued employment costs                         37,902        46,695
 Other accruals                                   46,060        33,753
                                            ------------  ------------
      Total Current Liabilities                  704,092       669,217
                                            ------------  ------------

OTHER:
 Deferred income taxes (Note 7)                  597,282       596,940
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 7)                                       113,996       115,666
 Deferred credits                                 40,621        45,126
 Accrued liability for postretirement
  benefits (Note 9)                               81,724        75,012
 Regulatory income tax liability (Note 7)          7,165         9,845
 Other noncurrent liabilities                     11,877         9,795
                                            ------------  ------------
      Total Other                                852,665       852,384
                                            ------------  ------------

COMMITMENTS AND CONTINGENCIES:
 (Notes 3, 4, 5, 6, 19, and 20)
                                            $  4,080,262  $  3,999,520
                                            ============  ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF INCOME

                                  Three Months           Twelve Months
                                Ended March 31,         Ended March 31,
                            ----------------------   ----------------------
                               1996        1995         1996        1995
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2, 5, and 22)
  Gas                       $  327,604  $  284,910   $  734,096  $  648,239
  Electric                     248,424     237,588    1,041,759     985,109
                            ----------  ----------   ----------  ----------
                               576,028     522,498    1,775,855   1,633,348
                            ----------  ----------   ----------  ----------

Cost of Energy: (Note 2)
 Gas costs                     199,258     172,299      426,072     377,431
 Fuel for electric
  generation                    57,202      53,785      245,754     237,775
 Power purchased                11,961      10,964       44,678      34,365
                            ----------  ----------   ----------  ----------
                               268,421     237,048      716,504     649,571
                            ----------  ----------   ----------  ----------
Operating Margin               307,607     285,450    1,059,351     983,777
                            ----------  ----------   ----------  ----------

Operating Expenses and
 Taxes (except income):
  Operation                     79,148      70,801      299,298     282,117
  Maintenance (Note 2)          17,796      21,453       74,636      81,310
  Depreciation and
   amortization (Note 2)        53,456      49,117      205,476     195,755
  Taxes (except income)         20,745      20,432       73,765      71,825
                            ----------  ----------   ----------  ----------
                               171,145     161,803      653,175     631,007
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes          136,462     123,647      406,176     352,770
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 7)                       41,467      37,574      112,342      97,504
                            ----------  ----------   ----------  ----------
Operating Income                94,995      86,073      293,834     255,266
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                          461        (831)      (2,949)      2,451
                            ----------  ----------   ----------  ----------
Income Before Interest
 and Other Charges              95,456      85,242      290,885     257,717
                            ----------  ----------   ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     21,469      19,661       84,463      76,804
 Other interest                  3,374       3,820       12,335      13,504
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (231)     (1,940)      (1,969)     (5,587)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,159       1,045        4,516       4,050
 Dividend requirements on
  preferred stocks of
  subsidiary                     2,199       2,325        8,920       9,669
                            ----------  ----------   ----------  ----------
                                27,970      24,911      108,265      98,440
                            ----------  ----------   ----------  ----------
Net Income                      67,486      60,331      182,620     159,277

Dividend requirements on
 preferred shares                  119         766        2,416       3,063
                            ----------  ----------   ----------  ----------
Balance available for
 common shareholders        $   67,367  $   59,565   $  180,204  $  156,214
                            ==========  ==========   ==========  ==========
Average common shares
 outstanding                62,064,667  64,103,491   62,776,503  64,445,752
                            ==========  ==========   ==========  ==========
Earnings per average
 common share               $     1.08  $     0.92   $     2.87  $     2.42
                            ==========  ==========   ==========  ==========
Dividends declared per
 common share               $     0.42  $     0.39   $     1.62  $     1.50
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


CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                        Dollars in Thousands
                           --------------------------------------------------
                                                     Additional
                                           Common      Paid-in      Retained
  Three Months Ended          Total        Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, January 1,1995    $ 1,107,848  $   870,930  $    29,657  $   446,928
Net income                      60,331                                 60,331
DIVIDENDS:
 Preferred shares                 (766)                                  (766)
 Common shares                 (25,146)                               (25,146)
Treasury shares acquired       (10,448)
ISSUED:
 Employee stock purchase
  plan                             305                       142
 Long-term incentive plan        1,262                     1,631
Amortization of unearned
 compensation                      573
Other                              827                       376         (171)
                           -----------  -----------  -----------  -----------
Balance, March 31, 1995    $ 1,134,786  $   870,930  $    31,806  $   481,176
                           ===========  ===========  ===========  ===========


                                       Dollars in Thousands         Shares
                           -------------------------------------  -----------
                                          Currency
  Three Months Ended         Treasury   Translation                 Common
     (continued)              Shares     Adjustment     Other       Shares
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1995   $  (237,193) $    (1,504) $      (970)  73,892,109
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired       (10,448)
ISSUED:
 Employee stock purchase
  plan                             163
 Long-term incentive plan        7,256                    (7,625)
Amortization of unearned
 compensation                                                573
Other                                           622
                           -----------  -----------  -----------  -----------
Balance, March 31, 1995    $  (240,222) $      (882) $    (8,022)  73,892,109
                           ===========  ===========  ===========  ===========


                              Shares
                           -----------
  Three Months Ended         Treasury
     (continued)              Shares
========================   ===========

Balance, January 1, 1995    (9,986,720)
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired      (333,999)
ISSUED:
 Employee stock purchase
  plan                          10,231
 Long-term incentive plan      290,250
Amortization of unearned
 compensation
Other
                           -----------
Balance, March 31, 1995    (10,020,238)
                           ===========


                                        Dollars in Thousands
                           --------------------------------------------------
                                                      Additional
  Three Months Ended                       Common      Paid-in      Retained
     (continued)               Total       Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1996   $ 1,122,215  $   870,930  $    32,210  $   518,837
Net income                      67,486                                 67,486
DIVIDENDS:
 Preferred shares                 (119)                                  (119)
 Common shares                 (25,794)                               (25,794)
Treasury shares acquired       (38,488)
ISSUED:
 Employee stock purchase
  plan                             303                       177
 Long-term incentive plan          335                       154
Amortization of unearned
 compensation                      614
Unrealized gain (loss) on
 available for sale
 securities                        (53)
Other                             (149)                                    (9)
                           -----------  -----------  -----------  -----------
Balance, March 31, 1996    $ 1,126,350  $   870,930  $    32,541  $   560,401
                           ===========  ===========  ===========  ===========


                                        Dollars in Thousands         Shares
                           -------------------------------------  -----------
                                         Currency
  Three Months Ended         Treasury   Translation                  Common
     (continued)              Shares    Adjustment      Other        Shares
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1996   $  (293,223) $    (1,930) $    (4,609)  73,892,109
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired       (38,488)
ISSUED:
 Employee stock purchase
  plan                             126
 Long-term incentive plan          643                      (462)
Amortization of unearned
 compensation                                                614
Unrealized gain (loss) on
 available for sale
 securities                                                  (53)
Other                                          (140)
                           -----------  -----------  -----------  -----------
Balance, March 31, 1996    $  (330,942) $    (2,070) $    (4,510)  73,892,109
                           ===========  ===========  ===========  ===========


                              Shares
                           -----------
  Three Months Ended         Treasury
     (concluded)              Shares
========================   ===========

Balance, January 1, 1996   (11,512,513)
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired    (1,023,677)
ISSUED:
 Employee stock purchase
  plan                           7,927
 Long-term incentive plan       24,900
Amortization of unearned
 compensation
Unrealized gain (loss) on
 available for sale
 securities
Other
                           -----------
Balance, March 31, 1996    (12,503,363)
                           ===========


                                        Dollars in Thousands
                           --------------------------------------------------
                                                      Additional
                                           Common      Paid-in      Retained
  Twelve Months Ended         Total        Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, April 1, 1994     $ 1,122,463  $   870,930  $    27,750  $   421,601
Net income                     159,277                                159,277
DIVIDENDS:
 Preferred shares               (3,063)                                (3,063)
 Common shares                 (96,410)                               (96,410)
Treasury shares acquired       (54,892)
ISSUED:
 Employee stock purchase
  plan                             598                       277
 Long-term incentive plan        2,291                     1,701
Amortization of unearned
 compensation                    1,177
Other                            3,345                     2,078         (229)
                           -----------  -----------  -----------  -----------
Balance, March 31, 1995    $ 1,134,786  $   870,930  $    31,806  $   481,176
                           -----------  -----------  -----------  -----------

Net income                     182,620                                182,620
DIVIDENDS:
 Preferred shares               (2,416)                                (2,416)
 Common shares                (100,880)                              (100,880)
Treasury shares acquired       (97,223)
ISSUED:
 Employee stock purchase
  plan                             602                       336
 Long-term incentive plan        5,858                       179
Amortization of unearned
 compensation                    2,454
Unrealized gain (loss) on
 available for sale
 securities                      1,616
Other                           (1,067)                      220          (99)
                           -----------  -----------  -----------  -----------
Balance, March 31, 1996    $ 1,126,350  $   870,930  $    32,541  $   560,401
                           ===========  ===========  ===========  ===========


                                     Dollars in Thousands            Shares
                           -------------------------------------  -----------
                                          Currency
  Twelve Months Ended        Treasury   Translation                  Common
     (continued)              Shares    Adjustment      Other        Shares
========================   ===========  ===========  ===========  ===========

Balance, April 1, 1994     $  (193,926) $    (2,378) $    (1,514)  73,892,109
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired       (54,892)
ISSUED:
 Employee stock purchase
  plan                             321
 Long-term incentive plan        8,275                    (7,685)
Amortization of unearned
 compensation                                              1,177
Other                                         1,496
                           -----------  -----------  -----------  -----------
Balance, March 31, 1995    $  (240,222) $      (882) $    (8,022)  73,892,109
                           -----------  -----------  -----------  -----------
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired       (97,223)
ISSUED:
 Employee stock purchase
  plan                             266
 Long-term incentive plan        6,237                      (558)
Amortization of unearned
 compensation                                              2,454
Unrealized gain (loss) on
 available for sale
 securities                                                1,616
Other                                        (1,188)
                           -----------  -----------  -----------  -----------
Balance,
 March 31, 1996            $  (330,942) $    (2,070) $    (4,510)  73,892,109
                           ===========  ===========  ===========  ===========


                              Shares
                           -----------
  Twelve Months Ended        Treasury
      (continued)             Shares
========================   ===========

Balance, April 1, 1994      (8,506,040)
Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired    (1,870,241)
ISSUED:
 Employee stock purchase
  plan
 Long-term incentive plan       20,193
Amortization of unearned
 compensation
Other                          335,850
                           -----------
Balance, March 31, 1995    (10,020,238)
                           -----------

Net income
DIVIDENDS:
 Preferred shares
 Common shares
Treasury shares acquired    (2,747,343)
ISSUED:
 Employee stock purchase
  plan                          16,718
 Long-term incentive plan      247,500
Amortization of unearned
 compensation
Unrealized gain (loss) on
 available for sale
 securities
Other
                           -----------
Balance, March 31, 1996    (12,503,363)
                           ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS

                                    Three Months            Twelve Months
                                   Ended March 31,         Ended March 31,
                                ---------------------   ---------------------
                                   1996        1995        1996        1995
                                =========   =========   =========   =========
                                            (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                     $  67,486   $  60,331   $ 182,620   $ 159,277

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization    53,456      49,117     205,476     195,755
  Deferred federal and state
   operating income taxes, net     14,991     (17,057)     29,367     (13,477)
  Deferred investment tax
   credits, net                    (1,670)     (1,868)     (7,317)     (7,405)
  Advanced contract payment       (18,525)          0     (18,525)          0
  Change in certain assets and
   liabilities -
    Accounts receivable, net      (44,955)    (30,954)    (48,106)     34,622
    Electric production fuel       (5,688)     (6,588)      4,989      (1,482)
    Materials and supplies            666      (3,350)      4,402      (2,265)
    Natural gas in storage         48,978      55,766      10,122      (3,899)
    Accounts payable               28,871     (12,751)     34,601     (56,365)
    Taxes accrued                  44,456      70,915     (35,661)      7,205
    Fuel adjustment clause          1,834       1,247      (8,100)      8,910
    Gas cost adjustment clause    (47,674)     47,318     (70,443)     18,514
    Accrued employment costs       (8,793)     (4,949)       (960)      1,846
    Other accruals                 12,307      22,594      12,436       4,366
    Other, net                      9,081      13,047       8,594      16,632
                                ---------   ---------   ---------   ---------
    Net cash provided by
     operating activities         154,821     242,818     303,495     362,234
                                ---------   ---------   ---------   ---------

CASH FLOWS PROVIDED BY (USED
 IN) INVESTING ACTIVITIES:
  Utility construction
   expenditures                   (35,029)    (49,939)   (174,844)   (197,703)
  Construction expenditures
   related to Crossroads
   Pipeline Company                   (85)       (214)     (3,083)     (1,106)
  Return of capital from equity
   investments                          0           0           0       8,000
  Other, net                      (13,917)     (8,036)    (57,630)    (27,798)
                                ---------   ---------   ---------   ---------
    Net cash used in investing
     activities                   (49,031)    (58,189)   (235,557)   (218,607)
                                ---------   ---------   ---------   ---------

CASH FLOWS PROVIDED BY (USED
 IN) FINANCING ACTIVITIES:
  Issuance of long-term debt       76,297       4,351     251,501     206,531
  Issuance of short-term debt     339,688     270,861   1,359,800   1,204,237
  Net change in commercial paper  (24,100)    (93,000)    (15,700)     81,100
  Retirement of long-term debt     (1,117)       (864)   (122,358)   (214,394)
  Retirement of short-term debt  (384,735)   (332,400) (1,304,585) (1,275,389)
  Retirement of preferred shares  (35,000)     (3,570)    (38,525)    (13,765)
  Issuance of common shares           608       1,396       6,601       2,771
  Acquisition of treasury shares  (38,488)    (10,448)    (97,223)    (54,892)
  Cash dividends paid on common
   shares                         (26,209)    (25,146)   (100,106)    (95,048)
  Cash dividends paid on
   preferred shares                  (119)       (766)     (2,416)     (3,063)
  Other, net                          141         673         168         592
                                ---------   ---------   ---------   ---------
    Net cash used in financing
     activities                   (93,034)   (188,913)    (62,843)   (161,320)
                                ---------   ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS              12,756      (4,284)      5,095     (17,693)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD               28,496      40,441      36,157      53,850
                                ---------   ---------   ---------   ---------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                  $  41,252   $  36,157   $  41,252   $  36,157
                                =========   =========   =========   =========

The accompanying notes to consolidated financial statements are an integral part of this statement.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HOLDING COMPANY STRUCTURE: NIPSCO Industries, Inc. (Industries) is an Indiana corporation serving as the holding company for a number of subsidiaries, including four regulated companies: Northern Indiana Public Service Company (Northern Indiana); Kokomo Gas and Fuel Company (Kokomo Gas); Northern Indiana Fuel and Light Company, Inc. (NIFL); and Crossroads
Pipeline Company (Crossroads). Northern Indiana is a public utility operating company supplying natural gas and electric energy to the public. Kokomo Gas and NIFL are public utility operating companies supplying natural gas to the public, and Crossroads is an interstate natural gas transmission company.

       Industries' major non-utility subsidiaries include NIPSCO Development Company, Inc. (Development); NIPSCO Energy Services, Inc. (Services); Primary Energy, Inc. (Primary); and NIPSCO Capital Markets, Inc. (Capital Markets).

       Development makes various investments, including real estate and venture capital investments. Services coordinates the energy-related diversification ventures of Industries. Primary arranges energy-related projects with large industrial customers. Capital Markets handles financing for Industries and its subsidiaries other than Northern Indiana.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Industries; its regulated subsidiaries Northern Indiana, Kokomo Gas, NIFL and Crossroads (Utilities); and all non-utility subsidiaries. Investments for which Industries has at least a 20% interest and certain joint ventures are accounted for under the equity method of accounting. Investments with less than a 20% interest are accounted for under the cost method of accounting. The operating results of the non-utility subsidiaries, as well as the non-operating results of the utilities, are included under the caption "Other Income (Deductions)" in the Consolidated Statement of Income. Interest on long-term debt, other interest, and amortization of debt discount and expense are reflected as a component of "Interest and Other Charges." All significant inter-company items have been eliminated in consolidation.
Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

       USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       OPERATING REVENUES. Revenues are recorded based on estimated service rendered, but are billed to customers monthly on a cycle basis.

       DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions, as a percentage of the cost of depreciable utility plant, were approximately 4.2% and 4.1% for the three-month and twelve-month periods ended March 31, 1996, respectively; and 4.0% and 4.1% for the three-month and twelve-month periods ended March 31, 1995. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

       Kokomo Gas provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 3.1% for the three-month and twelve-month periods ended March 31, 1996; and 3.2% for the three-month and twelve-month periods ended March 31, 1995.

       NIFL provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.75% for the three-month and twelve-month periods ended March 31, 1996 and March 31, 1995.

       Crossroads provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.5% for the three-month and twelve-month periods ended March 31, 1996 and March 31, 1995.

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

       AMORTIZATION OF SOFTWARE COSTS. Northern Indiana amortizes capitalized software costs using the straight-line method based on estimated economic lives.

       PLANT ACQUISITION ADJUSTMENTS. Industries' costs, in excess of the underlying book values of the acquired NIFL and Kokomo Gas subsidiaries, have been recorded as plant acquisition adjustments which are being amortized over forty-year periods from their respective dates of acquisition.

       COAL RESERVES. Northern Indiana has a long-term mining contract to mine its coal reserves through the year 2001. The costs of these reserves are being recovered through the rate-making process as such coal reserves are used to produce electricity.

       OIL AND NATURAL GAS ACCOUNTING. NIPSCO Fuel Company, Inc., a wholly-owned subsidiary of Services, uses the full-cost method of accounting for its oil and natural gas production activities. Under this method, all costs incurred in the acquisition, exploration, and development of oil and natural gas properties are capitalized and amortized on the units-of-production basis.

       POWER PURCHASED. Power purchases and net interchange power with other electric utilities under interconnection agreements are included in Cost of Energy under the caption "Power purchased."

       ACCOUNTS RECEIVABLE. At March 31, 1996, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 1997.

       STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Industries considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

       Cash paid during the periods reported for income taxes and interest was as follows:

                                         Three Months         Twelve Months
                                        Ended March 31,      Ended March 31,
                                      ------------------   ------------------
                                        1996      1995       1996      1995
                                      ========  ========   ========  ========
                                             (Dollars in thousands)

Income taxes                          $      0  $      0   $117,940  $119,050

Interest, net of
 amounts capitalized                  $ 10,404  $ 15,909   $ 83,816  $ 87,291



       FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment in charges for electric energy to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the Indiana Utility Regulatory Commission (Commission) applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month period will be included in a future filing. Northern Indiana records any under-recovery or over-recovery as a current asset or current liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the Commission and remains in effect for a three-month period.

       GAS COST ADJUSTMENT CLAUSE. All metered gas rates contain an adjustment factor which reflects the cost of purchased gas, contracted gas storage, and storage transportation charges. The Utilities record any under-recovery or over-recovery as a current asset or current liability until such time as it is billed or refunded to their customers. The gas cost adjustment factor for Northern Indiana is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. The gas cost adjustment factors for Kokomo Gas and NIFL are subject to semi-annual hearings by the Commission and remain in effect for a six-month period. If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month or six-month period will be included in a future filing. See
Note 5, FERC Order No. 636 for a discussion of gas transition cost charges.

       NATURAL GAS IN STORAGE. Northern Indiana's natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in March 1996 and December 1995, the estimated replacement cost of gas in storage (current and non-current) at March 31, 1996 and December 31, 1995 exceeded the stated LIFO cost by approximately
$28 million and $30 million, respectively. Certain other subsidiaries of Industries have natural gas in storage valued at average cost.

       HEDGING ACTIVITIES. Industries' non-regulated gas subsidiaries use commodity futures contracts and swaps to hedge the impact of natural gas price fluctuations related to its business activities. Gains and losses on futures contracts are deferred and recognized in income as an offset to purchased gas cost concurrent with the related natural gas volumes.

       As of March 31, 1996, Industries had open futures contracts representing hedges of natural gas purchases of 0.4 million British thermal units (MMBtu) and natural gas sales of 1.2 MMBtu. The deferred loss on these open contracts totalled $0.2 million. This loss will be offset by the margin on the related natural gas transactions.

       REGULATORY ASSETS. The Utilities' operations are subject to the regulation of the Commission and the Federal Energy Regulatory Commission
(FERC). Accordingly, the Utilities' accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Utilities monitor changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. The regulatory assets below represent probable future revenue to the Utilities associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of the Utilities' operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets below might be required. Regulatory assets were comprised of the following items and were reflected in the Consolidated Balance Sheet as follows:

                                                  March 31,    December 31,
                                                    1996           1995
                                                ============   ============
                                                    (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 16)                                 $     52,898   $     53,776
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                73,926         74,981
Bailly scrubber carrying charges and
 deferred depreciation (See below)                    11,342         11,517
Deferral of SFAS No. 106 expense not
 recovered (Note 9)                                   70,317         64,834
FERC Order No. 636
 transition costs (Note 5)                            27,601         25,038
                                                ------------   ------------
                                                     236,084        230,146
Less: Current portion of regulatory assets            24,197         17,655
                                                ------------   ------------
                                                $    211,887   $    212,491
                                                ============   ============


       In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement imposes stricter criteria for retention of regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Utilities adopted this standard on January 1, 1996, and adoption did not impact their financial position or results of operations.

       CARRYING CHARGES AND DEFERRED DEPRECIATION. Upon completion of R. M. Schahfer Units 17 and 18, Northern Indiana capitalized the carrying charges and deferred depreciation in accordance with orders of the Commission until the cost of each unit was allowed in rates. Such carrying charges and deferred depreciation are being amortized over the remaining life of each unit.

       Northern Indiana has capitalized carrying charges and deferred depreciation and certain operating expenses relating to its scrubber service agreement for its Bailly Generating Station in accordance with an order of the Commission. Pursuant to such order, capitalization of carrying charges and deferral of depreciation and certain operating expenses ceased on December 31, 1995. The accumulated balance of the deferred costs and related carrying charges is being amortized over the remaining life of the scrubber service agreement.

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

       At January 1, 1994, a pre-tax rate of 5.0% for all construction was being used; effective January 1, 1995 the rate increased to 6.0%; and effective January 1, 1996 the rate remained at 6.0%.

       FOREIGN CURRENCY TRANSLATION. Translation gains or losses are based upon the end-of-period exchange rate and are recorded as a separate component of shareholders' equity.

       INVESTMENTS IN REAL ESTATE. Development has invested in a series of affordable housing projects in the Utilities' service territory. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Development accounts for these investments using the equity method. Investments, at equity, include $23.3 million and $21.9 million relating to affordable housing projects at March 31, 1996 and December 31, 1995, respectively.

       INCOME TAXES. Deferred income taxes are recognized as costs in the rate-making process by the commissions having jurisdiction over the rates charged by the Utilities. Deferred income taxes are provided as a result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. These taxes are reversed by a debit or credit to deferred income tax expense as the temporary differences reverse. Investment tax credits have been deferred and are being amortized to income over the life of the related property.

(3)    PENDING TAX MATTER:  On August 1, 1991, the Internal Revenue Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS believes that interest paid on the Notes should have been
subject to United States tax withholding.   The Notes were redeemed in 1985
and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana challenged the assessment in the United States Tax Court (Tax Court)
and the matter was tried in 1994.   On November 6, 1995, the Tax Court ruled
in favor of Northern Indiana, finding that the interest paid on the Notes was not subject to United States tax withholding. On March 13, 1996, the IRS appealed the Tax Court's decision to the U. S. Court of Appeals for the Seventh Circuit, and on March 25, 1996 Northern Indiana filed its cross appeal. Northern Indiana's management and general counsel believe the ruling of the Tax Court will prevail.

(4) ELM ENERGY AND RECYCLING (UK) LTD.: Development, a wholly-owned subsidiary of Industries, is a 95% shareholder in Elm Energy and Recycling
(UK) Ltd. (Elm), which owns and operates a tire-fueled electric generating plant in Wolverhampton, England (Project), that began operating in late 1993. In 1992, Elm entered into a contract with TBV Power Limited (TBV), a company jointly owned by affiliates of the Tarmac PLC Group and Black & Veatch, for the design, construction, and commissioning of the Project. Pursuant to that contract and other agreements between Elm and TBV, TBV committed to complete certain work and pass certain performance and reliability tests for the Project no later than June 30, 1995, which would have allowed the independent Project engineer to issue an Acceptance and Completion Certificate by that date.

       On July 3, 1995, the Project engineer notified TBV that an Acceptance and Completion Certificate had not been issued as of June 30, 1995. Elm then notified TBV that it was rejecting the Project in accordance with the terms of the contract between it and TBV. As a result, on July 3, 1995 Barclays Bank, as agent for the banks which had provided financing for the Project, issued a notice of an event of default to Elm. On July 4, 1995, the Project engineer notified TBV that, in accordance with the contract between Elm and TBV all monies previously paid by Elm to TBV ( 29.6 million) were to be reimbursed by TBV to Elm. The certificate issued by the Project engineer was adjudicated under a procedure provided in the construction contract, and the adjudicator confirmed the full 29.6 million as owing to Elm. TBV has filed suit in the English courts to enjoin enforcement of the adjudicator's decision, to challenge again the Project engineer's decision and to allege breaches of the underlying construction contract and misrepresentations by Elm. Elm has counterclaimed and is aggressively pursuing its remedies.

       Elm and Development are also seeking additional remedies at law, in both the United States and the United Kingdom, for further damages and/or sanctions against TBV and/or Tarmac PLC Group and Black & Veatch. In response to the claims brought by Elm and Development in the United States, Black & Veatch has brought a counterclaim against Elm and Development alleging breach of contract, negligence, misrepresentation and promissory estoppel. Development believes that the claims made against it and Elm are meritless and that its remedies, in conjunction with Elm's rights under the construction contract, will be sufficient to mitigate any losses which Elm and/or Development may otherwise incur as a result of TBV's failure to complete the Project in accordance with the contract.

       Development believes that it and Elm have sustainable and adequate remedies under the construction contract such that rejection will not have a material adverse effect on Industries. Elm is continuing to operate the plant. The banks which provided the financing for the plant are continuing to support its operations and to provide working capital under an uncommitted loan facility which is repayable on demand or, in any event, May 31, 1997, (unless extended). However, because of the ongoing defaults under the Project financing and the demand nature of the uncommitted working loan facility, the banks have the right to ask that the operation of the plant be terminated and the assets sold. In that event, some or all of Industries' investments in Elm may be at risk. Industries' investments in Elm were approximately $16 million at March 31, 1996.

(5)    FERC ORDER NO. 636.   Pursuant to FERC Order No. 636, interstate
pipeline sales services have been "unbundled" such that gas supplies are being sold separately from interstate transportation services. The Utilities have contracted for a mix of transportation and storage services from their pipeline suppliers which allows them to meet the needs of their customers. Pipelines are recovering, from their customers, certain transition costs associated with restructuring under the Order No. 636 regulation. Any such recovery is subject to established review procedures at the FERC.

       The Utilities expect that the total transition costs from all suppliers will approximate $139 million; however, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $95 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(6) ENVIRONMENTAL MATTERS: The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of $5.3 million to cover probable corrective actions as of March 31, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Industries.

       Because of major investments made in modern environmental control facilities and the use of low-sulfur coal, all of Northern Indiana's electric production facilities now comply with the sulfur dioxide limitations contained in the acid deposition provisions of the Clean Air Act Amendments of 1990
(CAAA). Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

       The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants which may require significant capital expenditures for control of these emissions. Northern Indiana is pursuing a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements, but Northern Indiana believes that any such mandated costs would be recoverable through the rate-making process.

       The Environmental Protection Agency (EPA) has notified Northern Indiana that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation, analysis and remediation. At each of the sites, Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA, will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the sites and avoid the imposition of fines or added costs.

       The Utilities have instituted a program to investigate former manufactured-gas plants where one of them is the current or former owner.
The Utilities have identified twenty-seven of these sites and made visual inspections of these sites. Initial samplings have been conducted at thirteen sites. Follow-up investigations have been conducted at five sites and potential remedial measures are being evaluated. The Utilities will continue their program to assess sites. During the follow-up investigation of the former manufactured-gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management (IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

       Northern Indiana was notified by the IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured-gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

       Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified PSI Energy, Inc. that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities.

       The Utilities have met with various companies that provided insurance coverage which the Utilities believe covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured-gas plant sites. The state court action is stayed pending resolution of the Northern Indiana suit in Federal Court.

       The possibility that exposure to electric and magnetic fields emanating from power lines, household appliances, and other electric sources may result in adverse health effects has been the subject of public, governmental, and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing to resolve scientific uncertainties.

(7) INCOME TAXES: Industries uses the liability method of accounting for income taxes under which deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities.

       To the extent certain deferred income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been recorded in the Consolidated Balance Sheet. These adjustments include the amounts reflecting the Utilities' obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal tax rate which are currently being credited to ratepayers using the average rate assumption method required by the Tax Reform Act of 1986 and the Commission. The Consolidated Balance Sheet at March 31, 1996 and December 31, 1995 reflects a net regulatory income tax liability of $7.2 million and $9.8 million, respectively. The net regulatory income tax liability is derived from regulatory assets primarily attributable to undepreciated AFUDC-equity and the cumulative net amount of other income tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate-making process, and regulatory liabilities primarily attributable to deferred taxes provided at rates in excess of the current statutory rate, as discussed above, and unamortized deferred investment tax credits.

       The components of the net deferred income tax liability at March 31, 1996 and December 31, 1995 are as follows:

                                            March 31,    December 31,
                                              1996           1995
                                          ============   ============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences          $    710,199   $    706,715
 AFUDC-equity                                   39,518         40,083
 Adjustment clauses                             21,764          4,613
 Take-or-pay gas costs                           1,245          1,550
 Other regulatory assets                        29,539         28,930
 Reacquisition premium on debt                  20,065         20,397

Deferred tax assets -
 Deferred investment tax credits               (43,221)       (43,854)
 Removal costs                                (121,062)      (118,064)
 FERC Order No. 636 transition costs            (4,136)        (4,400)
 Other postretirement/postemployment
   benefits                                    (35,076)       (32,512)
 Regulatory income tax liability                (2,718)        (3,734)
 Other, net                                     (7,580)        (8,841)
                                          ------------   ------------
                                               608,537        590,883
Less: Deferred income taxes related to
 current assets and liabilities                 11,255        ( 6,057)
                                          ------------   ------------
Deferred income taxes - noncurrent        $    597,282   $    596,940
                                          ============   ============


       Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                     Three Months          Twelve Months
                                    Ended March 31,        Ended March 31,
                                  --------------------   --------------------
                                     1996       1995        1996       1995
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  24,374  $  49,378   $  78,220  $ 102,902
 State                                3,772      7,121      12,072     15,484
                                  ---------  ---------   ---------  ---------
                                     28,146     56,499      90,292    118,386
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                             13,760    (15,790)     26,906    (12,501)
 State                                1,231     (1,267)      2,461       (976)
                                  ---------  ---------   ---------  ---------
                                     14,991    (17,057)     29,367    (13,477)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,670)    (1,868)     (7,317)    (7,405)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             41,467     37,574     112,342     97,504

Income tax applicable to non-
 operating activities and income
 of non-utility subsidiaries         (1,625)    (2,056)     (8,819)   (16,712)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  39,842  $  35,518   $ 103,523  $  80,792
                                  =========  =========   =========  =========


       A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                      Three Months          Twelve Months
                                     Ended March 31,        Ended March 31,
                                  --------------------   --------------------
                                     1996       1995        1996       1995
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  67,486  $  60,331   $ 182,620  $ 159,277
Add-Income taxes                     39,842     35,518     103,523     80,792
 Dividend requirements on
  preferred stocks of subsidiary      2,199      2,325       8,920      9,669
                                  ---------  ---------   ---------  ---------
Income before preferred dividend
 requirements of subsidiary and
 income taxes                     $ 109,527  $  98,174   $ 295,063  $ 249,738
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  38,334  $  34,361   $ 103,272  $  87,409

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                     983      1,004       3,997      4,081
  Amortization of deferred
   investment tax credits            (1,670)    (1,868)     (7,317)    (7,406)
  State income taxes, net of
   federal income tax benefit         3,683      3,185       9,977      8,643
  Fair market value of property
   donated in excess of book value        0          0           0     (7,753)
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (1,674)    (1,360)     (5,979)    (5,869)
  Other, net                            186        196        (427)     1,687
                                  ---------  ---------   ---------  ---------
    Total income taxes            $  39,842  $  35,518   $ 103,523  $  80,792
                                  =========  =========   =========  =========


(8) PENSION PLANS: Industries and its subsidiaries have three noncontributory, defined benefit retirement plans covering substantially all employees. Benefits under the plans reflect the employees' compensation, years of service, and age at retirement.

       The plans' funded status as of January 1, 1996 and 1995 are as follows:

                                                      1996        1995
                                                   =========   =========
                                                   (Dollars in thousands)

Vested benefit obligation                          $ 549,234   $ 449,043
Nonvested benefit                                    104,814      97,138
                                                   ---------   ---------
Accumulated benefit obligation                     $ 654,048   $ 546,181
                                                   =========   =========
Projected benefit obligation for service
 rendered to date                                  $ 759,681   $ 613,094
Plan assets at fair market value                     706,320     571,624
                                                   ---------   ---------
Projected benefit obligation in excess of plan
 assets                                               53,361      41,470
Unrecognized transition obligation at January 1,
 being recognized over seventeen years               (43,484)    (48,906)
Unrecognized prior service cost                      (27,242)    (29,847)
Unrecognized gains                                     4,217      47,788
                                                   ---------   ---------
Accrued (prepaid) pension costs                    $ (13,148)  $  10,505
                                                   =========   =========


       The accumulated benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula without considering expected future salary increases. The projected benefit obligation considers estimated future salary increases. Discount rates of 7.25% and 8.75% and rates of increase in compensation levels of 5.5% were used to determine the accumulated benefit obligation and projected benefit obligation at January 1, 1996 and 1995, respectively. The increase in the accumulated benefit obligation as of January 1, 1996 is mainly caused by the decrease in the discount rate from 8.75% to 7.25%.

       The following items are the components of provisions for pensions for the three-months and twelve-month periods ended March 31, 1996 and March 31, 1995:

                                          Three Months        Twelve Months
                                             Ended               Ended
                                            March 31,           March 31,
                                       ------------------  ------------------
                                         1996      1995      1996      1995
                                       ========  ========  ========  ========
                                               (Dollars in thousands)

Service costs                          $  6,267  $  3,299  $ 15,199  $ 13,771
Interest costs                           19,051    13,338    58,224    49,346
Estimated return on
 plan assets                            (22,604)  (12,864) (144,983)   14,144
Amortization of transition
 obligation                               1,942     1,355     6,009     5,430
Other net amortization
 and deferral                               914       659    86,420   (61,384)
                                       --------  --------  --------  --------
                                       $  5,570  $  5,787  $ 20,869  $ 21,307
                                       ========  ========  ========  ========


       Assumptions used in the valuation and determination of 1996 and 1995 pension expenses were as follows:

                                                     1996         1995
                                                    =====        =====

Discount rate                                       7.25%        8.75%
Rate of increase in compensation levels             5.50%        5.50%
Expected long-term rate of return on assets         9.00%        9.00%


       The plans' assets are invested primarily in common stocks, bonds, and notes.

(9) POSTRETIREMENT BENEFITS: Industries provides certain health care and life insurance benefits for retired employees. Substantially all of Industries' employees may become eligible for those benefits if they reach retirement age while working for Industries. The expected cost of such benefits is accrued during the employees' years of service.

       Northern Indiana's current rate-making includes the cost of providing these benefits based on the related insurance premiums. On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate-making purposes consistent with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," and authorized the deferral of the differences between the net periodic postretirement benefits costs and the insurance premiums paid for such benefits as a regulatory asset until such time as the accrual cost method may be reflected in the rate-making process. The Commission stated that a deferral period of four years or less would be rebuttably presumed to be reasonable and also indicated each utility would have to demonstrate its postretirement benefit costs were prudent and reasonably incurred at the time such costs were proposed to be recovered in the rate-making process. Northern Indiana will request the recovery of such costs within that period and, accordingly, is deferring as a regulatory asset the difference between the amount that would have been charged to expense under pay-as-you-go accounting and the amount accrued in accordance with the standard. This conclusion could change as competitive factors influence pricing decisions.

       The following table sets forth the plans' accumulated postretirement benefit obligation as of January 1, 1996 and 1995:

                                                   January 1,  January 1,
                                                      1996        1995
                                                   ==========  ==========
                                                   (Dollars in thousands)

Retirees                                           $   99,453  $   96,676
Fully eligible active plan participants                23,084      20,008
Other active plan participants                        136,322     105,991
                                                   ----------  ----------
Accumulated postretirement benefit obligation         258,859     222,675
Unrecognized transition obligation at January 1,
 being recognized over twenty years                  (197,088)   (208,681)
Unrecognized actuarial gain                            23,439      45,496
                                                   ----------  ----------
Accrued liability for postretirement benefits      $   85,210  $   59,490
                                                   ==========  ==========


       A discount rate of 7.25% and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6% and a discount rate of 8.75%, and a pre-Medicare medical trend rate of 11% declining to a long-term rate of 7% were used to determine the accumulated postretirement benefit obligation at January 1, 1996 and 1995, respectively.

       Net periodic postretirement benefits costs for the three-month and twelve-month periods ended March 31, 1996 and March 31, 1995 include the following components:

                                          Three Months       Twelve Months
                                             Ended              Ended
                                            March 31,          March 31,
                                        ----------------   ----------------
                                         1996     1995      1996     1995
                                        =======  =======   =======  =======
                                              (Dollars in thousands)

Service costs                           $ 1,620  $ 1,526   $ 6,170  $ 7,753
Interest costs                            5,080    4,745    19,366   19,728
Amortization of
 transition
 obligation
 over twenty years                        3,095    2,899    11,789   11,610
Amortization of
 unrecognized
 actuarial (gain)                          (583)    (541)   (2,221)    (541)
                                        -------  -------   -------  -------
                                        $ 9,212  $ 8,629   $35,104  $38,550
                                        =======  =======   =======  =======


       The net periodic postretirement benefit costs for 1996 were determined assuming a 7.25% discount rate, a 5% rate of compensation increase, and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1996 by approximately $40.9 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.3 million for the three-month period ended March 31, 1996. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

(10)   AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS:

       INDUSTRIES -
         20,000,000 shares - Preferred - without par value

       Effective March 2, 1990, 2,000,000 shares of the Industries' Series A Junior Participating Preferred Shares were reserved for issuance pursuant to the Share Purchase Rights Plan described in Note 14, Common Shares.

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

(11) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF THE ISSUER, OUTSTANDING AT MARCH 31, 1996 AND DECEMBER 31, 1995 (SEE NOTE 10):

                                                                 Redemption
                                                                  Price at
                                    March 31,    December 31,     March 31,
                                      1996           1995           1996
                                  ============   ============   ============
                                            (Dollars in thousands)

NORTHERN INDIANA PUBLIC
SERVICE COMPANY:
 Cumulative preferred stock -
  $100 par value -

  4-1/4% series - 209,188 and
   209,190 shares outstanding,
   respectively                   $     20,919   $     20,919        $101.20

  4-1/2% series -  79,996 shares
   outstanding                           8,000          8,000        $100.00

  4.22% series -  106,198 shares
   outstanding                          10,620         10,620        $101.60

  4.88% series -  100,000 shares
   outstanding                          10,000         10,000        $102.00

  7.44% series -   41,890 shares
   outstanding                           4,189          4,189        $101.00

  7.50% series -   34,842 shares
   outstanding                           3,484          3,484        $101.00

  Premium on preferred stock               254            254

 Cumulative preferred stock -
  no par value -
   Adjustable rate (6.00% at
    March 31, 1996), Series A
    (stated value $50 per share)
    477,185 shares outstanding          23,859         23,859         $50.00
                                  ------------   ------------
                                  $     81,325   $     81,325
                                  ============   ============


       During the period April 1, 1994 to March 31, 1996 there were no additional issuances of the above preferred stocks.

       The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(12) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT MARCH 31, 1996 AND DECEMBER 31, 1995 (SEE NOTE 10):

                                                    March 31,    December 31,
                                                      1996           1995
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of issuer:

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Cumulative preferred stock - $100 par value -
  8.85% series - 87,500 shares outstanding
   excluding sinking fund payments due within
   one year                                       $      8,750   $      8,750

  7-3/4% series - 50,014 shares outstanding,
   excluding sinking fund payments due within
   one year                                              5,001          5,001

  8.35% series - 69,000 shares outstanding,
   excluding sinking fund payments due within
   one year                                              6,900          6,900

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                        63,651         63,651
                                                  ------------   ------------
NIPSCO INDUSTRIES, INC.:
 Cumulative preferred shares - without par
  value - 8.75% series (stated value - $100
  per share), 0 and 350,000 shares outstanding,
  respectively                                               0         35,000
                                                  ------------   ------------
                                                  $     63,651   $     98,651
                                                  ============   ============


       Pursuant to mandatory redemption provisions, 350,000 shares of 8.75% Series Cumulative Preferred Shares were redeemed in whole by Industries on January 12, 1996 for $100 per share plus accrued dividends.

       The redemption prices at March 31, 1996, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

                                                        Sinking Fund Or
                                                     Mandatory Redemption
Series   Redemption Price Per Share                     Provisions
======   ==========================              ===========================

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Cumulative preferred stock - $100 par value -

  8.85%  $101.85, reduced periodically           12,500 shares on or before
                                                  April 1.

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

  7-3/4% $104.58, reduced periodically           2,777 shares on or
                                                  before December 1;
                                                  noncumulative option
                                                  to double amount each
                                                  year.

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.


       Sinking fund requirements with respect to redeemable preferred stocks outstanding at March 31, 1996 for each of the twelve-month periods subsequent to March 31, 1997 are as follows:


Twelve Months Ended March 31,*
==============================

 1998             $  1,827,700
 1999             $  1,827,700
 2000             $  1,827,700
 2001             $  1,827,700

* Table does not reflect redemptions made after March 31, 1996.



(13) COMMON SHARE DIVIDEND: During the next few years, Industries expects that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At March 31, 1996, Northern Indiana had approximately $168.6 million of retained earnings
(earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings, and the absence of adverse developments.


(14) COMMON SHARES: Industries has 200,000,000 common shares authorized without par value.

       SHARE PURCHASE RIGHTS PLAN. On February 27, 1990, the Board of Directors of Industries (Board) declared a dividend distribution of one Right for each outstanding common share of Industries to shareholders of record on March 12, 1990. The Rights are not currently exercisable. Each Right, when exercisable, would initially entitle the holder to purchase from Industries one one-hundredth of a Series A Junior Participating Preferred Share, without par value, of Industries at a price of $60 per one one-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of Industries' outstanding shares, or merged into Industries or merged Industries into the acquirer, the Rights would entitle the holders to purchase Industries' or the acquirer's common shares for one-half of the market price. The Rights will not dilute Industries' common shares nor affect earnings per share unless they become exercisable for common shares. The Plan was not adopted in response to any specific attempt to acquire control of Industries.

       COMMON SHARE REPURCHASES. The Board has authorized the repurchase of common shares which includes 3.5 million authorized on March 26, 1996. At March 31, 1996, Industries had purchased approximately 17.0 million shares at an average price of $24.97 per share. Approximately 4.0 million additional common shares may be repurchased under the Board's authorization.

(15)   LONG-TERM INCENTIVE PLAN:  Industries has two Long-Term Incentive
Plans for key management employees that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998 and 2004, respectively. At March 31, 1996, there were 140,461 shares and 2,332,550 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, and performance units. No incentive stock options or performance units were outstanding at March 31, 1996. Under both Plans, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option's maximum term is ten years and vests one year from the date of grant.

       The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries stock, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on the shares awarded during 1991 lapse five years from date of grant and vest subject to specific share price appreciation conditions. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded and are subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1996 lapse two years from date of grant and are variable from 0% to 100% of the number awarded and are subject to specific performance goals. If a participant's employment is terminated other than by reason of death, disability or retirement, restricted shares are forfeited. There were 342,500 and 330,500 restricted shares outstanding at March 31, 1996 and December 31, 1995, respectively.

       The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 100,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options in the future. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of April 10, 1996, 30,750 shares were issued under the Plan.

       Industries accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against income for restricted stock awards was $0.6 and $2.3 million for the three-month and twelve-month periods ending March 31, 1996. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock - Based Compensation," Industries' net income and earnings per share would have been reduced to the following pro forma amounts:

                                            Three Months    Twelve Months
                                                Ended           Ended
                                              March 31,       March 31,
                                                1996            1996
                                            =============   =============

Net Income:
(Dollars in thousands)
 As reported                                  $  67,486       $  182,620
 Pro forma                                    $  67,319       $  182,204

Earnings Per Share:
 As reported                                  $    1.08       $     2.87
 Pro forma                                    $    1.08       $     2.86


       Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

       The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month and twelve-month periods ended March 31, 1996: risk-free interest rate of 6.24%, expected dividend yield of $1.56 per share, expected option term of five years, and expected volatility of 13%.

       Changes in outstanding shares under option and SARs for the three-month and twelve-month periods ended March 31, 1996 and 1995 are as follows:

                                          NONQUALIFIED STOCK OPTIONS
                                -------------------------------------------
                                           Weighted                Weighted
                                           Average                 Average
Three Months Ended                         Option                  Option
March 31,                         1996     Price          1995     Price
===========================     =========  ========     =========  ========

Balance beginning of period     1,107,750   $28.55      1,097,550   $26.59
 Granted                                0   $    0          5,000   $30.13
 Exercised                        (12,900)  $28.96        (40,250)  $19.74
 Canceled                          (1,000)  $32.44         (2,600)  $30.46
                                ---------               ---------
Balance end of period           1,093,850   $28.54      1,059,700   $26.86
                                =========               =========
Shares exercisable                822,400   $27.26        765,900   $26.13
                                =========               =========

Weighted average fair value
 of options granted                   N/A                   $4.74
                                =========               =========


                                          NONQUALIFIED STOCK OPTIONS
                                -------------------------------------------
                                           Weighted                Weighted
                                           Average                 Average
Twelve Months Ended                        Option                  Option
March 31,                          1996    Price           1995    Price
===========================     =========  ========     =========  ========

Balance beginning of period     1,059,700   $26.86        864,250   $25.78
 Granted                          277,450   $32.44        299,650   $28.78
 Exercised                       (232,500)  $25.76        (83,850)  $21.30
 Canceled                         (10,800)  $23.71        (20,350)  $31.91
                                ---------               ---------
Balance end of period           1,093,850   $28.54      1,059,700   $26.86
                                =========               =========
Shares exercisable                822,400   $27.26        765,900   $26.13
                                =========               =========

Weighted average fair value
 of options granted                 $3.87                   *
                                =========               =========

                                    NONQUALIFIED STOCK OPTIONS WITH SARs
                                -------------------------------------------
Three Months Ended                         Option                  Option
March 31,                          1996    Price           1995    Price
===========================     =========  ========     =========  ========

Balance beginning of period         5,600   $10.94          9,900   $10.94
 Granted                                0                       0
 Exercised                              0                       0
 Canceled                               0                       0
                                ---------               ---------
Balance end of period               5,600   $10.94          9,900   $10.94
                                =========               =========
Shares exercisable                  5,600   $10.94          9,900   $10.94
                                =========               =========

                                    NONQUALIFIED STOCK OPTIONS WITH SARs
                                -------------------------------------------
Twelve Months Ended                        Option                  Option
March 31,                          1996    Price           1995    Price
===========================     =========  ========     =========  ========

Balance beginning of period         9,900   $10.94          9,900   $10.94
 Granted                                0                       0
 Exercised                         (4,300)  $10.04              0
 Canceled                               0                       0
                                ---------               ---------
Balance end of period               5,600   $10.94          9,900   $10.94
                                =========               =========
Shares exercisable                  5,600   $10.94          9,900   $10.94
                                =========               =========

* The weighted average option price of nonqualified stock options granted in January 1995 is $4.74.


      The following table summarizes information about non-qualified stock options at March 31, 1996:

                         OPTIONS OUTSTANDING
- --------------------------------------------------------------------------
                      Number         Weighted Average
   Range of        Outstanding at       Remaining        Weighted Average
  Option Price     March 31, 1996    Contractual Life      Option Price
================   ==============   ==================   =================

$10.94 to $17.73       102,700           3.87 years            $16.77
$22.94 to $28.75       473,900           7.06 years            $26.49
$30.31 to $33.19       517,250           8.46 years            $32.77
- ----------------     ---------           ----------            ------
$10.94 to $33.19     1,093,850           7.42 years            $28.54
                     =========

                         OPTIONS EXERCISABLE
- --------------------------------------------------------------------------
                                  Number
   Range of                    Exercisable at             Weighted Average
  Option Price                 March 31, 1996              Option Price
================               ===============            =================

$10.94 to $17.73                   102,700                     $16.77
$22.94 to $28.75                   473,900                     $26.49
$30.31 to $33.19                   245,800                     $33.13
- ----------------                   -------                     ------
$10.94 to $33.19                   822,400                     $27.26
                                   =======


(16) LONG-TERM DEBT: At March 31, 1996 and December 31, 1995, Industries' long-term debt, excluding amounts due within one year, issued and not retired or canceled was as follows:

                                                    AMOUNT OUTSTANDING
                                               ---------------------------
                                                 March 31,    December 31,
                                                   1996           1995
                                               ============   ============
                                                  (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
First mortgage bonds -
 Series O, 6-3/8%, due September 1, 1997       $     25,747   $     25,747
 Series P, 6-7/8%, due October 1, 1998               14,509         14,509
 Series T, 7-1/2%, due April 1, 2002                 40,500         40,500
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                           135,756        135,756
                                               ------------   ------------

Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    20,000         20,000
 Series 1988 Bonds - Jasper County -
  Series  A, B, and C - 3.36% weighted
  average at March 31, 1996, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.36% weighted average at
  March 31, 1996, due November 1, 2007               24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 3.85% at March 31, 1996,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 3.85% at March 31, 1996,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 3.85% at March 31, 1996,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           243,000        243,000
                                               ------------   ------------

Medium-term notes -
 Issued at interest rates between 5.83%
  and 7.64% with a weighted average interest
  rate of 6.82% and various maturities between
  July 25, 1997 and January 19, 2024                684,025        684,025
                                               ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (3,900)        (4,040)
                                               ------------   ------------
    Total long-term debt of
    Northern Indiana Public
    Service Company                               1,058,881      1,058,741
                                               ------------   ------------
NIPSCO CAPITAL MARKETS, INC.
 Subordinated Debentures -
  Series A, 7-3/4%, due March 31, 2026               75,000              0
 Zero Coupon Notes - 7.57%, $72,500 at
  maturity, due December 1, 1997                     64,060         62,875
                                               ------------   ------------
    Total long-term debt of
    NIPSCO Capital Markets, Inc.                    139,060         62,875
                                               ------------   ------------
NIPSCO DEVELOPMENT COMPANY, INC.
 LAKE ERIE LAND COMPANY -
  Notes payable -
   Interest rates between 8.00% and 8.25%
    with a weighted average interest rate
    of 8.19% and various maturities between
    May 23, 1997 and June 30, 1998                      389            389
 ELM ENERGY AND RECYCLING (UK), LTD.
  Term Loan Facility-weighted average interest
   rate of 7.84% at March 31, 1996, due
   December 31, 2004                                 34,750         34,516
 NDC DOUGLAS PROPERTIES, INC.
  Notes Payable -
   Interest rates of 6.72% and 8.15% with
    a weighted average interest rate of 7.76%
    and maturities through March 1, 2006             19,099         19,207
                                               ------------   ------------
    Total long-term debt of
    NIPSCO Development Company,Inc.                  54,238         54,112
                                               ------------   ------------
    Total long-term debt, excluding
    amounts due in one year                    $  1,252,179   $  1,175,728
                                               ============   ============



       The sinking fund requirements of long-term debt outstanding at March 31, 1996 (including the maturity of Northern Indiana's first mortgage bonds: Series O, 6-3/8%, due September 1, 1997; Series P, 6-7/8%, due October 1, 1998; Northern Indiana's medium-term notes due from April 6, 1998 to June 1, 2000; Capital Markets' Zero Coupon Notes due December 1, 1997; Lake Erie Land Company's notes payable due May 23, 1997 to June 30, 1998;
and NDC Douglas Properties, Inc. notes payable due December 22, 1999), for each of the twelve-month periods subsequent to March 31, 1997 are as follows:


Twelve Months Ended March 31,
=============================

1998            $ 149,311,884
1999            $  60,466,375
2000            $  16,977,091
2001            $ 160,328,751


       Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums are being deferred and amortized.

       Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented, securing the first mortgage bonds issued by Northern Indiana, constitutes a direct first mortgage lien upon substantially all property and franchises, other than expressly excepted property, owned by Northern Indiana.

       On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from one year to thirty years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y, and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. During 1994, $120.0 million of the Medium-Term Notes, Series D, were issued to complete the permanent refinancing of those first mortgage bonds. On June 12, 1995, the remaining $169,275,000 of Medium-Term Notes, Series D, were issued and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z aggregating $94.8 million on July 3, 1995.

       On January 12, 1996, Industries redeemed all 350,000 shares of its 8.75% Preferred Shares, pursuant to mandatory redemption provisions, for $100 per share plus accrued dividends. The redemption was accomplished through the use of short-term debt issued by Capital Markets. Capital Markets refinanced the short-term debt on February 13, 1996 through the issuance and sale of $75 million of its 7-3/4% Junior Subordinated Deferrable Interest Debentures, Series A, due March 31, 2026 (Debentures) pursuant to an underwritten public offering. Proceeds from sale of the Debentures were used to pay short-term debt incurred to redeem Industries' $35 million of 8.75% Preferred Shares, and to pay other short-term debt of Capital Markets.

       The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets (other than Northern Indiana), reflected in the consolidated financial statements of Industries, is approximately $432.6 million at March 31, 1996.

(17) CURRENT PORTION OF LONG-TERM DEBT: At March 31, 1996 and December 31, 1995, Industries' current portion of long-term debt due within one year was as follows:

                                               March 31,       December 31,
                                                 1996              1995
                                             ============      ============
                                                  (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Medium-term notes -
  Issued at interest rates of 6.27% and
   6.31% with a weighted average interest
   rate of 6.30% and maturities of
   July 25, 1996 and July 26, 1996           $     80,000      $     80,000
NIPSCO CAPITAL MARKETS, INC.:
 Medium-term notes -
  9.95% - due June 10, 1996                         7,500             7,500
LAKE ERIE LAND COMPANY:
 Notes payable                                      2,937             2,961
ELM ENERGY AND RECYCLING (UK), LTD.:
 Term loan facility                                 4,480             4,554
NDC DOUGLAS PROPERTIES, INC.:
 Notes payable                                      2,152             1,840
                                             ------------      ------------
  Total current portion of long-term debt    $     97,069      $     96,855
                                             ============      ============


(18) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998 unless extended by its terms. As of March 31, 1996, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1996 which are expected to be renewed for the subsequent twelve-month period. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1996, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

       Northern Indiana also has $268.5 million of money market lines of credit. As of March 31, 1996 and December 31, 1995, there were $80.1 million and $118.8 million of borrowings, respectively, outstanding under these lines of credit.

       Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1996, there were no borrowings outstanding under this facility.

       Northern Indiana and Capital Markets makes use of commercial paper to fund short-term working capital requirements.

       Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1998, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the backup instrument for a commercial paper program. As of March 31, 1996, there were no borrowings outstanding under this agreement.

       Capital Markets also has $105 million of money market lines of credit. As of March 31, 1996 and December 31, 1995, $11.3 million and $17.4 million, respectively, of borrowings were outstanding under these lines of credit.

       At March 31, 1996 and December 31, 1995, Industries' short-term borrowings were as follows:

                                               March 31,       December 31,
                                                 1996              1995
                                             ============      ============
                                                  (Dollars in thousands)

  NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   Commercial paper -
    Weighted average interest rate of
     5.36% at March 31, 1996                 $     17,400      $     44,800
   Notes payable -
    Issued at interest rates between 5.28%
     and 5.62% with a weighted average
     interest rate of 5.42% and various
     maturities between April 2, 1996
     and April 22, 1996                            80,100           118,800
  NIPSCO CAPITAL MARKETS, INC.:
   Commercial paper -
    Weighted average interest rate of
     5.61% at March 31, 1996                       80,000            76,700
   Notes payable -
    Issued at interest rates of 5.63% and
     5.66% with a weighted average interest
     rate of 5.65% and maturities of
     April 8, 1996 and April 25, 1996              11,300            17,400
  LAKE ERIE LAND COMPANY:
   Notes payable -                                      0             1,239
  ELM ENERGY AND RECYCLING (UK), LTD.:
   Standby loan facility                            2,510             1,732
                                             ------------      ------------
   Total short-term borrowings               $    191,310      $    260,671
                                             ============      ============


(19) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.2 million.

       The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 1996:

Twelve Months Ended March 31,
===============================
   (Dollars in thousands)

1997                   $  9,556
1998                      8,439
1999                      7,260
2000                      5,801
2001                      5,727
Later years              75,366
                       --------
Total minimum
 payments required     $112,149
                       ========


       The consolidated financial statements include rental expense for all operating leases as follows:

                              March 31,      March 31,
                                1996           1995
                            ============   ============
                               (Dollars in thousands)

Three months ended          $      2,031   $      1,828
Twelve months ended         $      8,653   $      7,861


(20) COMMITMENTS: Northern Indiana estimates that approximately $764 million will be expended for construction purposes for the period from January 1, 1996 to December 31, 2000. Substantial commitments have been made by Northern Indiana in connection with this program.

       Northern Indiana has entered into a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and Mitsubishi Heavy Industries America, Inc., under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at Bailly Generating Station. Services under this contract commenced on June 15, 1992 with annual charges approximating $20 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminates the agreement prior to the end of the twenty-year contract period.

       Northern Indiana has entered into an agreement with Integrated Systems Solutions Corporation (ISSC), a wholly-owned subsidiary of IBM, for ISSC to perform all data center, application development and maintenance, and desktop management of Northern Indiana.

       Primary is the parent of subsidiaries including Harbor Coal
Company (Harbor Coal), North Lake Energy Corporation (North Lake), and Lakeside Energy Corporation (LEC). Primary arranges energy-related projects with large industrial customers and have entered into certain commitments in connection with these projects.

       Harbor Coal has invested in a partnership to finance, construct, own, and operate a $65 million pulverized coal injection facility which began commercial operation in August, 1993. The facility receives raw coal, pulverizes it and delivers it to Inland Steel Company for use in the operation of its blast furnaces. Harbor Coal is a 50% partner in the project with an Inland Steel affiliate. Industries has guaranteed the payment and performance of the partnership's obligations under a sale and leaseback of a 50% undivided interest in the facility.

       North Lake has entered into a lease for the use of a 75-megawatt energy facility to be located at Inland Steel Company. The facility will use steam generated by Inland Steel to produce electricity which is delivered to Inland Steel. The facility is expected to be operational in June 1996. Industries has guaranteed North Lake's obligations relative to the lease and certain obligations to Inland Steel relative to the project.

       LEC has entered into an agreement with USX Corporation - US Steel
Group to utilize a new 161 megawatt energy facility at USS Gary Works to process high-pressure steam into electricity and low-pressure process steam for a fifteen-year period. LEC will lease this facility, once constructed, from a third party. Additionally, LEC has entered into an interim agreement, which expires when the lease is established with the third-party lessor, under which LEC is acting as the agent for the lessor to design, construct, and start up the energy facility. Industries anticipates guaranteeing LEC's security deposit obligations relative to the anticipated lease. Construction of the project began in January 1996. The facility is scheduled to be operational in May 1997.

(21) FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

       Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

       Investments: The fair value of some investments is estimated based on market prices for those or similar investments.

       Long-term debt/Preferred stock: The fair value of long-term debt and preferred stock is estimated based on the quoted market prices for the same or similar issues or on the rates offered to Industries for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

       The carrying values and estimated fair values of Industries' financial instruments are as follows:

                               March 31, 1996         December 31, 1995
                           ----------------------  ----------------------
                            Carrying    Estimated   Carrying    Estimated
                             Amount    Fair Value    Amount    Fair Value
                           ==========  ==========  ==========  ==========
                                       (Dollars in thousands)

Cash and cash equivalents  $   41,252  $   41,252  $   28,496  $   28,496
Investments                $   26,177  $   27,726  $   25,893  $   27,045
Long-term debt (including
 current portion)          $1,350,041  $1,304,970  $1,273,376  $1,274,079
Preferred stock            $  146,804  $  125,891  $  181,804  $  164,306


       The majority of the long-term debt relates to utility operations.
The Utilities are subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(22) CUSTOMER CONCENTRATIONS: Industries' public utility subsidiaries supply natural gas and electrical energy in the northern third of Indiana. Although these public utilities have a diversified base of residential and commercial customers, a substantial portion of their electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 4% of gas revenue (including transportation services) and 22% of electric revenue for the twelve months ended
March 31, 1996 as compared to 3% and 25%, respectively, for the twelve months ended March 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

HOLDING COMPANY -

       NIPSCO Industries, Inc. (Industries) is an Indiana corporation serving as the holding company for a number of subsidiaries, including four regulated companies: Northern Indiana Public Service Company (Northern Indiana); Kokomo Gas and Fuel Company (Kokomo Gas); Northern Indiana Fuel and Light Company, Inc. (NIFL); and Crossroads Pipeline Company (Crossroads). Northern Indiana is a public utility operating company supplying natural gas and electric energy to the public. Kokomo Gas and NIFL are public utility operating companies supplying natural gas to the public, and Crossroads is an interstate natural gas transmission company.

       Industries' major non-utility subsidiaries include NIPSCO Development Company, Inc. (Development); NIPSCO Energy Services, Inc. (Services); Primary Energy, Inc. (Primary); and NIPSCO Capital Markets, Inc. (Capital Markets).

       Development makes various investments, including real estate and venture capital investments. Services coordinates the energy-related diversification ventures of Industries. Primary arranges energy-related projects with large industrial customers. Capital Markets handles financing for Industries and its subsidiaries other than Northern Indiana.

       The following discussion, except where noted, is attributable to the operations of Northern Indiana, Kokomo Gas, NIFL and Crossroads (Utilities).

REVENUES -

       Total operating revenues for the twelve months ended March 31, 1996 increased $142.5 million as compared to the twelve months ended March 31, 1995. Gas revenues increased $85.9 million and electric revenues increased $56.6 million.

       The increase in gas revenues for the twelve months ended March 31, 1996 was largely attributable to increased sales to residential and commercial customers due to colder weather in the fourth quarter of 1995 and first quarter of 1996 and increased sales to industrial and wholesale customers.

       The increase in electric revenues for the twelve months ended
March 31, 1996 was mainly due to increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995 and increased sales to wholesale customers, and was partially offset by decreased fuel cost per kilowatt-hour (kwh).

       Total operating revenue for the three months ended March 31, 1996 increased $53.5 million as compared to the three months ended March 31, 1995. Gas revenues increased $42.7 million and electric revenues increased $10.8 million as compared to the same period in 1995. The increase in gas revenues was mainly due to increased sales to residential and commercial customers reflecting colder weather, increased sales to industrial and wholesale customers, and increased gas transition costs which were offset by reduced purchased gas costs per dekatherm (dth). The increase in electric revenue was mainly due to increased sales to residential and commercial customers.

       The basic steel industry accounted for 31% of natural gas delivered (including volumes transported) and 36% of electric sales during the twelve months ended March 31, 1996.

       The components of the variations in gas and electric revenues are shown in the following tables:

                                                          Variations
                                                             from
                                                         Prior Periods
                                                     ---------------------
                                                        March 31, 1996
                                                          Compared to
                                                        March 31, 1995
                                                      Three       Twelve
                                                      Months      Months
                                                     =========   =========
                                                     (Dollars in thousands)

Gas Revenue -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs                   $   8,325   $ (63,518)
 Gas transition costs                                  (14,983)     48,462
 Changes in sales levels                                48,888     101,721
 Gas transport levels                                      464        (808)
                                                     ---------   ---------
Gas Revenue Change                                      42,694      85,857
                                                     ---------   ---------
Electric Revenue  -
 Pass through of net changes in fuel                     1,472      (4,759)
 Changes in sales levels                                 9,364      61,409
                                                     ---------   ---------
Electric Revenue Change                                 10,836      56,650
                                                     ---------   ---------
   Total Revenue Change                              $  53,530   $ 142,507
                                                     =========   =========


       See Note 5 to the consolidated financial statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

       The Utilities' gas costs increased $27.0 and $48.7 million for the three-month and twelve-month periods ended March 31, 1996, respectively. Gas costs increased for the three-month period due to increased purchases and increased gas costs per dth. Gas costs increased for the twelve-month period due to increased purchases and were partially offset by lower gas costs per dth. The average cost for the Utilities' purchased gas for the three-month and twelve-month periods ended March 31, 1996, after adjustment for gas transition costs billed to transport customers, was $3.00 and $2.72 per dth, respectively, as compared to $2.95 and $2.89 per dth for the same periods in 1995.

FUEL AND PURCHASED POWER -

       The cost of fuel for electric generation increased for the three-month and twelve-month periods ended March 31, 1996, compared to 1995 periods mainly as a result of increased production of electricity.

       Power purchased increased $10.3 million for the twelve-month period ended March 31, 1996 as a result of increased bulk power purchases with other utilities due to increased sales. Purchased power costs increased $1.0 million for the three months ended as a result of higher costs per megawatt purchased.

OPERATING MARGINS -

       Operating margins increased $75.6 million for the twelve months ended March 31, 1996 from the same period a year ago. The operating margin from gas deliveries increased $37.2 million due to increased sales to residential and commercial customers reflecting colder weather in the fourth quarter of 1995 and first quarter of 1996, and increased sales to industrial and wholesale customers compared to the twelve-month period ended March 31, 1995. The operating margin from electric sales increased $38.4 million reflecting increased sales to residential and commercial customers due to warmer weather in the third quarter of 1995 and increased sales to wholesale customers.

       Operating margins increased $22.2 million for the three months ended March 31, 1996 over the same period a year ago. The operating margin from gas deliveries increased $15.8 million due to increased sales to residential and commercial customers reflecting colder weather, and increased sales to industrial and wholesale customers. Operating margin on electric sales increased $6.4 million reflecting increased sales to residential and commercial customers and increased sales to wholesale customers.

OPERATING EXPENSES AND TAXES -

       Operation expenses increased $8.3 and $17.2 million for the three-month and twelve-month periods ended March 31, 1996, respectively. Operation expenses increased for the three-month period reflecting increased electric production costs of $2.2 million, increased employee-related costs of $1.6 million, and other increased operating costs. Operations expenses increased for the twelve-month period reflecting a December 1995 Indiana Utility Regulatory Commission (Commission) order to refund $3.4 million to electric customers related to a 1992 insurance settlement previously credited to operation and maintenance expenses, increased electric production costs of $9.0 million resulting from pollution control facilities costs, increased marketing activities, and increased employee-related costs.

       Maintenance expenses decreased $3.7 and $6.7 million for the three-month and twelve-month periods ended March 31, 1996, respectively, mainly reflecting decreased maintenance activity at the electric production facilities.

       Depreciation and amortization expense increased for the three-month and twelve-month periods ended March 31, 1996 as a result of net plant additions.

       Utility income taxes increased for the three-month and twelve-month periods ended March 31, 1996 as a result of higher pre-tax income.

OTHER INCOME (DEDUCTIONS) -

       Other Income (Deductions) decreased $5.4 million for the twelve-month period ended March 31, 1996 as the result of the inclusion in the prior period of a $5.6 million after-tax benefit for the Northern Indiana land donation to the Shafer and Freeman Lakes Environmental Conservation Corporation. The operating results of all non-utility subsidiaries are included in "Other Income (Deductions)."

INTEREST AND OTHER CHARGES -

       Interest and other charges increased for the three-month and twelve-month periods ended March 31, 1996 reflecting the issuance of $169,275,000 of Medium-Term Notes, Series D, and $75 million of Junior Subordinated Deferrable Interest Debentures, Series A, and the discontinuance of carrying charges on deferred charges related to the Bailly Generating Station scrubber service agreement.

       See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation, and Allowance for Funds Used During Construction. Also see Notes 5, 7, and 9 for a discussion of FERC Order No. 636, Income Taxes and Postretirement Benefits.

NET INCOME-

       Industries' net income for the twelve-month period ended March 31, 1996 was $182.6 million compared to $159.3 million for the twelve-month period ended March 31, 1995.

       Net income for the three months ended March 31, 1996 was $67.5 million compared to $60.3 million for the three months ended March 31, 1995.

ENVIRONMENTAL MATTERS -

       The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters.
It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of $5.3 million to cover probable corrective actions as of March 31, 1996, however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Industries.

       Because of major investments made in modern environmental control facilities and the use of low-sulfur coal, all of Northern Indiana's electric production facilities now comply with the sulfur dioxide limitations contained in the acid deposition provisions of the Clean Air Act Amendments of 1990
(CAAA). Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

       The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants which may require significant capital expenditures for control of these emissions. Northern Indiana is pursuing a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements, but Northern Indiana believes that any such mandated costs would be recoverable through the rate-making process.

       The Environmental Protection Agency (EPA) has notified Northern Indiana that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation, analysis, and remediation. At each of the sites, Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA, will be shared among them. At some sites, Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the sites and avoid the imposition of fines or added costs.

       The Utilities have instituted a program to investigate former manufactured-gas plants where one of them is the current or former owner.
The Utilities have identified twenty-seven of these sites and made visual inspections of these sites. Initial samplings have been conducted at thirteen sites. Follow-up investigations have been conducted at five sites and potential remedial measures are being evaluated. The Utilities will continue their program to assess sites. During the follow-up investigation of the former manufactured-gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management
(IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

       Northern Indiana was notified by IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured-gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

       Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified PSI Energy, Inc. that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities.

       The Utilities have met with various companies that provided insurance coverage which the Utilities believe covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later, in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured-gas plant sites. The state court action is stayed pending resolution of the Northern Indiana suit in Federal court.

       The possibility that exposure to electric and magnetic fields emanating from power lines, household appliances, and other electric sources may result in adverse health effects has been the subject of public, governmental, and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing to resolve scientific uncertainties.

LIQUIDITY AND CAPITAL RESOURCES -

       During the next few years, it is anticipated that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. See Note 14 to Notes to Consolidated Financial Statements for a discussion of the Common Share dividend.

       On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from one year to thirty years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y, and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. During 1994, $120.0 million of the Medium-Term Notes, Series D, were issued to complete the permanent refinancing of those first mortgage bonds. On June 12, 1995, the remaining $169,275,000 of Medium-Term Notes, Series D, were issued and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z, aggregating $94.8 million on July 3, 1995.

       Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1998, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the backup instrument for a commercial paper program. As of March 31, 1996, there were no borrowings outstanding under this agreement.

       Capital Markets also has $105 million of money market lines of credit. As of March 31, 1996, $11.3 million of borrowings were outstanding under these lines of credit.

       As of March 31, 1996, Capital Markets had $80.0 million in commercial paper outstanding, having a weighted average interest rate of 5.61%.

       On January 12, 1996, Industries redeemed all 350,000 shares of its 8.75% Preferred Shares, pursuant to mandatory redemption provisions, for $100 per share plus accrued dividends. The redemption was accomplished through the use of short-term debt issued by Capital Markets. Capital Markets refinanced the short-term debt on February 13, 1996 through the issuance and sale of $75 million of its 7-3/4% Junior Subordinated Deferrable Interest Debentures, Series A, due March 31, 2026 (Debentures), pursuant to an underwritten public offering. Proceeds from sale of the Debentures were used to pay short-term debt incurred to redeem Industries' $35 million of 8.75% Preferred Shares, and to pay other short-term debt of Capital Markets.

       The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets (other than Northern Indiana), reflected in the consolidated financial statements of Industries, is approximately $432.6 million at March 31, 1996.

       Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper to fund short-term working capital requirements. As of March 31, 1996, Northern Indiana had $17.4 million in commercial paper outstanding, having a weighted average interest rate of 5.36%.

       Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998 unless extended by its terms. As of March 31, 1996, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1996 which are expected to be renewed for the subsequent twelve-month period. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1996, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

       Northern Indiana also has $268.5 million of money market lines of credit. As of March 31, 1996, there were $80.1 million of borrowings outstanding under these lines of credit.

       Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1996, there were no borrowings outstanding under this facility.

       During recent years, Northern Indiana has been able to finance its construction program with internally generated funds and expects to be able to meet future commitments through such funds.

       The Utilities do not expect the effects of inflation at current levels to have a significant impact on their results of operations, ability to contain cost increases, or need to seek timely and adequate rate relief. The Utilities do not anticipate the need to file for gas and electric base rate increases in the near future.

COMPETITION

       The Energy Policy Act of 1992 (Energy Act) allowed FERC to order electric utilities to grant access to transmission systems by third-party power producers. The Energy Act specifically prohibits federally mandated wheeling of power for retail customers. On April 24, 1996, the FERC issued its Order No. 888 which opens wholesale power sales to competition and requires public utilities owning, controlling, or operating transmission lines to file non-discriminatory open access tariffs that offer others the same transmission service they provide themselves. Order No. 888 also provides for the full recovery of stranded costs - that is, costs that were prudently incurred to serve power customers and that could go unrecovered if these customers use open access to move to another supplier. FERC expects this rule will accelerate competition and bring lower prices and more choices to wholesale energy customers. This competition will create opportunities to compete for new customers and revenues, as well as increase the risk of the loss of customers. Although wholesale customers represent a relatively small portion of Northern Indiana's sales, Northern Indiana will continue its efforts to retain and add customers by offering competitive rates.

       Operating in a competitive environment will place added pressures on utility profit margins and credit quality. Increasing competition in the electric utility industry has already led the credit rating agencies to apply more stringent guidelines in making credit rating determinations.

       Industries' management has taken steps to make the company more competitive and profitable in the changing utility environment, including partnering on energy projects with major industrial customers and conversions of some of its generating units to allow use of lower cost, low-sulfur coal.

       FERC Order No. 636 shifted primary responsibility for gas acquisition, transportation, and peak days' supply from pipelines to local gas distribution companies such as the Utilities. Although pipelines continue to transport gas, they no longer provide sale service. The Utilities believe they have taken appropriate steps to ensure the continued acquisition of adequate gas supplies at reasonable prices.

       The mix of gas revenues from retail sales, interruptible retail sales, firm transportation service, and interruptible transportation services has changed significantly over the past several years. The deregulation of the gas industry, since the mid-1980's, allows large industrial and commercial customers to purchase their gas supplies directly from producers and use the Utilities' facilities to transport the gas. Transportation customers pay the Utilities only for transporting their gas from the pipeline to the customers' premises.

       Northern Indiana filed an Alternative Regulatory Plan (ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers, and improved natural gas service. In its petition, Northern Indiana stated it would propose to implement new rates and services that would include, but not be limited to, further unbundling of services for additional customer classes which would include increased customer choice for sources of natural gas supply, negotiated services and prices, and incentive gas and storage cost mechanisms.

       To date, the Utilities' system has not been materially affected by competition, and management does not foresee substantial adverse effects in the near future, unless the current regulatory structure is substantially altered. The Utilities believe the steps they are taking to deal with increased competition will have significant, positive effects in the next few years.

Item 1.  LEGAL PROCEEDINGS.

       Industries and Northern Indiana are parties to various pending proceedings, including suits and claims against them for personal injury, death and property damage, but, in the opinion of their counsel, the nature of such proceedings and suits, and the amounts involved, do not depart from the ordinary routine litigation and proceedings incidental to the kind of business conducted by Industries and Northern Indiana, except as described under Note 3 Pending Tax Matter, Note 4 Elm Energy and Recycling (UK) Ltd., and Note 6 Environmental Matters in the Notes to Consolidated Financial Statements under
Part I, Item 1 of this report on Form 10-Q.

       To the knowledge of Industries no other material legal proceedings against Industries, Northern Indiana or their subsidiaries are contemplated by governmental authorities and other parties.

Item 2.  CHANGES IN SECURITIES.

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       On April 10, 1996, at the Annual Meeting of Shareholders of the registrant, shareholders of the registrant elected Ian M. Rolland, Edmund A. Schroer and John W. Thompson as directors to serve until the 1999 Annual Meeting of Shareholders. Directors whose terms of office as director continue after the 1996 Annual Meeting of Shareholders are Arthur J. Decio, Gary L. Neale, and Robert Welsh, whose terms expire at the 1997 Annual Meeting of Shareholders, and Steven C. Beering, Ernestine M. Raclin, and Denis E. Ribordy, whose terms expire at the 1998 Annual Meeting of Shareholders.

       There were no abstentions and no broker non-votes for any of the nominees for directors. The number of votes cast for, or withheld, for each nominee for director was as follows:

                         Votes          Votes
                         Received       Withheld
                         ==========     ==========

Ian M. Rolland           50,705,870      1,859,671
Edmund A. Schroer        50,594,784      1,970,756
John W. Thompson         48,986,206      3,579,334


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

Date May 13, 1996