Form 10-Q
period 1996-06-30
NIPSCO INDUSTRIES INC
filed 1996-08-14
CIK 823392

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1996

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

        As of July 31, 1996, 61,124,419 common shares were outstanding.

NIPSCO INDUSTRIES, INC.
Part I.  FINANCIAL INFORMATION
Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NIPSCO Industries, Inc.:

        We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of June 30, 1996, and December 31, 1995, and the related consolidated statements of income, common shareholders' equity and cash flows for the three, six, and twelve month periods ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of June 30, 1996, and
December 31, 1995, and the results of their operations and their cash flows for the three, six, and twelve month periods ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.

                                           /s/   Arthur Andersen LLP

Chicago, Illinois
July 26, 1996

CONSOLIDATED BALANCE SHEET
                                               June 30,   December 31,
ASSETS                                          1996          1995
                                            ============  ============
                                               (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $139,763 AND $145,129, RESPECTIVELY)
 (Note 2):
  Electric                                  $  3,980,907  $  3,935,103
  Gas                                          1,318,802     1,301,687
  Common                                         351,104       350,168
                                            ------------  ------------
                                               5,650,813     5,586,958
    Less - Accumulated provision for
     depreciation and amortization             2,469,449     2,373,694
                                            ------------  ------------
      Total Utility Plant                      3,181,364     3,213,264
                                            ------------  ------------
OTHER PROPERTY AND INVESTMENTS:
 Other property, at cost, less accumulated
  provision for depreciation                     140,026       136,006
 Investments, at equity (Note 2)                  51,890        47,565
 Investments, at cost                             25,071        22,899
 Other investments                                18,459        17,315
                                            ------------  ------------
      Total Other Property and Investments       235,446       223,785
                                            ------------  ------------
CURRENT ASSETS:
 Cash and cash equivalents                        31,260        28,496
 Accounts receivable, less reserve of
  $7,189 and $7,264,respectively (Note 2)         79,833       108,998
 Fuel adjustment clause (Note 2)                  11,623        10,301
 Gas cost adjustment clause (Note 2)              48,946         1,423
 Materials and supplies, at average cost          61,966        65,044
 Electric production fuel, at average cost        30,897        14,258
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         29,530        60,884
 Prepayments and other                            67,998        27,177
                                            ------------  ------------
      Total Current Assets                       362,053       316,581
                                            ------------  ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      212,933       212,491
 Deferred charges and other noncurrent
  assets                                          63,707        33,399
                                            ------------  ------------
      Total Other Assets                         276,640       245,890
                                            ------------   ------------
                                            $  4,055,503  $  3,999,520
                                            ============  ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED BALANCE SHEET
                                              June 30,    December 31,
CAPITALIZATION AND LIABILITIES                  1996         1995
                                            ============  ============
                                              (Dollars in thousands)

CAPITALIZATION:
 Common shareholders' equity
  (See accompanying statement)              $  1,116,228  $  1,122,215
 Cumulative preferred stocks (Note 10) -
  Northern Indiana Public Service Company:
   Series without mandatory redemption
    provisions (Note 11)                          81,129        81,325
   Series with mandatory redemption
    provisions (Note 12)                          62,401        63,651
  NIPSCO Industries Inc.:
   Series with mandatory redemption
    provisions (Note 12)                               0        35,000
 Long-term debt excluding amounts due
  within one year (Note 16)                    1,254,936     1,175,728
                                            ------------  ------------
      Total Capitalization                     2,514,694     2,477,919
                                            ------------  ------------
CURRENT LIABILITIES:
 Current portion of long-term debt (Note 17)      90,584        96,855
 Short-term borrowings (Note 18)                 265,917       260,671
 Accounts payable                                156,379       151,691
 Sinking funds due within one year
  (Notes 12 and 16)                                2,621         2,621
 Dividends declared on common and
  preferred stocks                                26,976        28,179
 Customer deposits                                13,172        11,361
 Taxes accrued                                    51,879        28,952
 Interest accrued                                  9,439         8,439
 Accrued employment costs                         37,666        46,695
 Other accruals                                   24,986        33,753
                                            ------------  ------------
      Total Current Liabilities                  679,619       669,217
                                            ------------  ------------
OTHER:
 Deferred income taxes (Note 7)                  600,514       596,940
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 7)                                       112,328       115,666
 Deferred credits                                 41,811        45,126
 Accrued liability for postretirement
  benefits (Note 9)                               91,647        75,012
 Other noncurrent liabilities                     14,890        19,640
                                            ------------  ------------
      Total Other                                861,190       852,384
                                            ------------  ------------
COMMITMENTS AND CONTINGENCIES:
 (Notes 3, 4, 5, 6, 19, and 20)
                                            $  4,055,503  $  3,999,520
                                            ============  ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF INCOME
                                 Three Months             Six  Months
                                Ended June 30,           Ended June 30,
                            ----------------------   ----------------------
                               1996        1995         1996        1995
                            ==========  ==========   ==========  ==========
                          (Dollars in thousands, except for per share amounts)

Operating Revenues:
 (Notes 2, 5, and 22)
  Gas                       $  120,738  $  114,559   $  448,342  $  399,469
  Electric                     244,232     245,903      492,656     483,491
                            ----------  ----------   ----------  ----------
                               364,970     360,462      940,998     882,960
                            ----------  ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                      67,438      65,059      266,696     237,358
 Fuel for electric
  generation                    53,184      55,912      110,386     109,697
 Power purchased                14,322      11,169       26,283      22,133
                            ----------  ----------   ----------  ----------
                               134,944     132,140      403,365     369,188
                            ----------  ----------   ----------  ----------
Operating Margin               230,026     228,322      537,633     513,772
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     72,127      70,876      151,275     141,677
  Maintenance (Note 2)          19,695      18,597       37,491      40,050
  Depreciation and
   amortization (Note 2)        54,247      49,748      107,703      98,865
  Taxes (except income)         17,387      17,137       38,132      37,569
                            ----------  ----------   ----------  ----------
                               163,456     156,358      334,601     318,161
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes           66,570      71,964      203,032     195,611
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 7)                       16,061      18,774       57,528      56,348
                            ----------  ----------   ----------  ----------
Operating Income                50,509      53,190      145,504     139,263
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                        1,492        (143)       1,953        (974)
                            ----------  ----------   ----------  ----------
Income Before Interest
 and Other Charges              52,001      53,047      147,457     138,289
                            ----------  ----------   ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     21,899      21,448       43,368      41,109
 Other interest                  3,544       2,680        6,918       6,500
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (216)     (1,351)        (447)     (3,291)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,167       1,057        2,326       2,102
 Dividend requirements on
  preferred stocks of
  subsidiary                     2,178       2,265        4,377       4,590
                            ----------  ----------   ----------  ----------
                                28,572      26,099       56,542      51,010
                            ----------  ----------   ----------  ----------
Net Income                      23,429      26,948       90,915      87,279

Dividend requirements on
 preferred shares                    0         765          119       1,531
                            ----------  ----------   ----------  ----------
Balance available for
 common shareholders        $   23,429  $   26,183   $   90,796  $   85,748
                            ==========  ==========   ==========  ==========
Average common shares
 outstanding                61,234,350  63,474,328   61,649,509  63,787,171

Earnings per average
 common share               $     0.38  $     0.41   $     1.47  $     1.34
                            ==========  ==========   ==========  ==========
Dividends declared per
 common share               $     0.42  $     0.39   $     0.84  $     0.78
                            ==========  ==========   ==========  ==========

                                Twelve Months
                                Ended June 30,
                            ----------------------
                               1996        1995
                            ==========  ==========
                            (Dollars in thousands,
                         except for per share amounts)

Operating Revenues:
 (Notes 2, 5, and 22)
  Gas                       $  740,275  $  660,157
  Electric                   1,040,088     985,644
                            ----------  ----------
                             1,780,363   1,645,801
                            ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     428,451     386,230
 Fuel for electric
  generation                   243,026     234,033
 Power purchased                47,831      35,794
                            ----------  ----------
                               719,308     656,057
                            ----------  ----------
Operating Margin             1,061,055     989,744
                            ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                    300,549     280,184
  Maintenance (Note 2)          75,734      79,061
  Depreciation and
   amortization (Note 2)       209,975     196,935
  Taxes (except income)         74,015      71,820
                            ----------  ----------
                               660,273     628,000
                            ----------  ----------
Operating Income Before
 Utility Income Taxes          400,782     361,744
                            ----------  ----------
Utility Income Taxes
 (Note 7)                      109,629     100,785
                            ----------  ----------
Operating Income               291,153     260,959
                            ----------  ----------
Other Income (Deductions)
 (Note 2)                       (1,314)      4,163
                            ----------  ----------
Income Before Interest
 and Other Charges             289,839     265,122
                            ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     84,914      79,177
 Other interest                 13,199      13,579
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (834)     (5,977)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   4,626       4,189
 Dividend requirements on
  preferred stocks of
  subsidiary                     8,833       9,407
                            ----------  ----------
                               110,738     100,375
                            ----------  ----------
Net Income                     179,101     164,747

Dividend requirements on
 preferred shares                1,651       3,063
                            ----------  ----------
Balance available for
 common shareholders        $  177,450  $  161,684
                            ==========  ==========
Average common shares
 outstanding                62,219,569  64,029,078

Earnings per average
 common share               $     2.85  $     2.52
                            ==========  ==========
Dividends declared per
 common share               $     1.65  $     1.53
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


CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                        Dollars in Thousands
                           --------------------------------------------------
                                                      Additional
                                           Common      Paid-in      Retained
   Three Months Ended         Total        Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, April 1, 1995     $ 1,134,786  $   870,930  $    31,806  $   481,176
Net income                      26,948                                 26,948
Dividends:
 Preferred shares                 (765)                                  (765)
 Common shares                 (24,511)                               (24,511)
Treasury shares acquired       (21,791)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan        1,455                        23
Amortization of unearned
  compensation                     589
Other                             (503)                      121          (25)
                           -----------  -----------  -----------  -----------
Balance, June 30, 1995     $ 1,116,208  $   870,930  $    31,950  $   482,823
                           ===========  ===========  ===========  ===========
Balance, April 1, 1996     $ 1,126,350  $   870,930  $    32,541  $   560,401
Net income                      23,429                                 23,429
Dividends:
 Preferred shares
 Common shares                 (25,684)                               (25,684)
Treasury shares acquired        (9,548)
Issued:
 Employee stock purchase
  plan                             146                        84
 Long-term incentive plan          675                        30
Amortization of unearned
 compensation                      574
Unrealized gain (loss) on
 available for sale
 securities                        258
Other                               28                        19          (70)
                           -----------  -----------  -----------  -----------
Balance, June 30, 1996     $ 1,116,228  $   870,930  $    32,674  $   558,076
                           ===========  ===========  ===========  ===========

                                      Dollars in Thousands           Shares
                           -------------------------------------  -----------
                                          Currency
   Three Months Ended        Treasury   Translation                  Common
       (continued)            Shares     Adjustment     Other        Shares
========================   ===========  ===========  ===========  ===========

Balance, April 1, 1995     $  (240,222)  $     (882) $    (8,022)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (21,791)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan        1,528                       (96)
Amortization of unearned
 compensation                                                589
Other                                          (599)
                           -----------  -----------  -----------  -----------
Balance, June 30, 1995     $  (260,485) $    (1,481) $    (7,529)  73,892,109
                           ===========  ===========  ===========  ===========

Balance, April 1, 1996     $  (330,942) $    (2,070) $    (4,510)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired        (9,548)
Issued:
 Employee stock purchase
  plan                              62
 Long-term incentive plan          755                      (110)
Amortization of unearned
 compensation                                                574
Unrealized gain (loss)
 on available for sale
 securities                                                  258
Other                                            79
                           -----------  -----------  -----------  -----------
Balance, June 30, 1996     $  (339,673) $    (1,991) $    (3,788)  73,892,109
                           ===========  ===========  ===========  ===========

                              Shares
                           -----------
  Three Months Ended         Treasury
     (continued)              Shares
========================   ===========

Balance, April 1, 1995     (10,020,238)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (669,335)
Issued:
 Employee stock purchase
  plan
 Long-term incentive plan       62,000
Amortization of unearned
 compensation
Other
                           -----------
Balance, June 30, 1995     (10,627,573)
                           ===========

Balance, April 1, 1996     (12,503,363)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (266,067)
Issued:
 Employee stock purchase
  plan                           3,920
 Long-term incentive plan       28,150
Amortization of unearned
 compensation
Unrealized gain (loss)
 on available for sale
 securities
Other
                           -----------
Balance, June 30, 1996     (12,737,360)
                           ===========
                                        Dollars in Thousands
                           --------------------------------------------------
                                                     Additional
                                           Common      Paid-in      Retained
    Six Months Ended          Total        Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1995   $ 1,107,848  $   870,930  $    29,657  $   446,928
Net income                      87,279                                 87,279
Dividends:
 Preferred shares               (1,531)                                (1,531)
 Common shares                 (49,657)                               (49,657)
Treasury shares acquired       (32,239)
Issued:
 Employee stock purchase
  plan                             305                       142
 Long-term incentive plan        2,717                     1,654
Amortization of unearned
  compensation                   1,162
Other                              324                       497         (196)
                           -----------  -----------  -----------  -----------
Balance, June 30, 1995     $ 1,116,208  $   870,930  $    31,950  $   482,823
                           ===========  ===========  ===========  ===========
Balance, January 1, 1996   $ 1,122,215  $   870,930  $    32,210  $   518,837
Net income                      90,915                                 90,915
Dividends:
 Preferred shares                 (119)                                  (119)
 Common shares                 (51,478)                               (51,478)
Treasury shares acquired       (48,036)
Issued:
 Employee stock purchase
  plan                             449                       261
 Long-term incentive plan        1,010                       184
Amortization of unearned
 compensation                    1,188
Unrealized gain (loss) on
 available for sale
 securities                        205
Other                             (121)                       19          (79)
                           -----------  -----------  -----------  -----------
Balance, June 30, 1996     $ 1,116,228  $   870,930  $    32,674  $   558,076
                           ===========  ===========  ===========  ===========

                                    Dollars in Thousands             Shares
                           -------------------------------------  -----------
                                         Currency
   Six Months Ended          Treasury   Translation                  Common
       (continued)            Shares     Adjustment     Other        Shares
========================   ===========  ===========  ===========  ===========

Balance, January 1, 1995   $  (237,193) $    (1,504) $      (970)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (32,239)
Issued:
 Employee stock purchase
  plan                             163
 Long-term incentive plan        8,784                    (7,721)
Amortization of unearned
 compensation                                              1,162
Other                                            23
                           -----------  -----------  -----------  -----------
Balance, June 30, 1995     $  (260,485) $    (1,481) $    (7,529)  73,892,109
                           ===========  ===========  ===========  ===========
Balance, January 1, 1996   $  (293,223) $    (1,930) $    (4,609)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (48,036)
Issued:
 Employee stock purchase
  plan                             188
 Long-term incentive plan        1,398                      (572)
Amortization of unearned                                   1,188
 compensation
Unrealized gain (loss)
 on available for sale
 securities                                                  205
Other                                           (61)
                           -----------  -----------  -----------  -----------
Balance, June 30, 1996     $  (339,673) $    (1,991) $    (3,788)  73,892,109
                           ===========  ===========  ===========  ===========

                              Shares
                           -----------
    Six Months Ended         Treasury
     (continued)              Shares
========================   ===========

Balance, January 1, 1995    (9,986,720)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,003,334)
Issued:
 Employee stock purchase
  plan                          10,231
 Long-term incentive plan      352,250
Amortization of unearned
 compensation
Other
                           -----------
Balance, June 30, 1995     (10,627,573)
                           ===========

Balance, April 1, 1996     (11,512,513)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,289,744)
Issued:
 Employee stock purchase
  plan                          11,847
 Long-term incentive plan       53,050
Amortization of unearned
 compensation
Unrealized gain (loss)
 on available for sale
 securities
Other
                           -----------
Balance, June 30, 1996     (12,737,360)
                           ===========

                                        Dollars in Thousands
                           --------------------------------------------------
                                                      Additional
                                           Common      Paid-in      Retained
  Twelve Months Ended         Total        Shares      Capital      Earnings
========================   ===========  ===========  ===========  ===========

Balance, July 1, 1994      $ 1,102,698  $   870,930  $    27,825  $   418,983
Net income                     164,747                                164,747
Dividends:
 Preferred shares               (3,063)                                (3,063)
 Common shares                 (97,620)                               (97,620)
Treasury shares acquired       (58,326)
 Employee stock purchase
  plan                             598                       277
 Long-term incentive plan        3,245                     1,656
Amortization of unearned
  compensation                   1,551
Other                            2,378                     2,192         (224)
                           -----------  -----------  -----------  -----------
Balance, June 30, 1995     $ 1,116,208  $   870,930  $    31,950  $   482,823
                           -----------  -----------  -----------  -----------
Net income                     179,101                                179,101
Dividends:
 Preferred shares               (1,651)                                (1,651)
 Common shares
Treasury shares acquired      (102,053)                              (102,053)
Issued:                        (84,980)
 Employee stock purchase
  plan                             748                       420
 Long-term incentive plan        5,078                       186
Amortization of unearned
 compensation                    2,439
Unrealized gain (loss) on
 available for sale
 securities                      1,874
Other                             (536)                      118         (144)
                           -----------  -----------  -----------  -----------
Balance, June 30, 1996     $ 1,116,228  $   870,930  $    32,674  $   558,076
                           ===========  ===========  ===========  ===========

                                    Dollars in Thousands             Shares
                           -------------------------------------  -----------
                                         Currency
  Twelve Months Ended        Treasury   Translation                  Common
       (continued)            Shares     Adjustment     Other        Shares
========================   ===========  ===========  ===========  ===========

Balance, July 1, 1994      $  (211,790) $   (1,891)  $    (1,359)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (58,326)
Issued:
 Employee stock purchase
  plan                             321
 Long-term incentive plan        9,310                    (7,721)
Amortization of unearned
 compensation                                              1,551
Other                                           410
                           -----------  -----------  -----------  -----------
Balance, June 30, 1995     $  (260,485) $    (1,481)  $   (7,529)  73,892,109
                           -----------  -----------  -----------  -----------

Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired
Issued:                        (84,980)
 Employee stock purchase
  plan                             328
 Long-term incentive plan        5,464                      (572)
Amortization of unearned
 compensation                                              2,439
Unrealized gain (loss) on
 available for sale
 securities                                                1,874
Other                                          (510)
                           -----------  -----------  -----------  -----------
Balance, June 30, 1996     $  (339,673) $    (1,991) $    (3,788)  73,892,109
                           ===========  ===========  ===========  ===========

                              Shares
                           -----------
  Twelve Months Ended        Treasury
     (continued)              Shares
========================   ===========

Balance, July 1, 1994       (9,106,152)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,915,914)
Issued:
 Employee stock purchase
  plan                          20,193
 Long-term incentive plan      374,300
Amortization of unearned
 compensation
Other
                           -----------
Balance, June 30, 1995     (10,627,573)
                           -----------

Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired
Issued:                     (2,344,075)
 Employee stock purchase
  plan                          20,638
 Long-term incentive plan      213,650
Amortization of unearned
 compensation
Unrealized gain (loss)
 on available for sale
 securities
Other
                           -----------
Balance, June 30, 1996     (12,737,360)
                           ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         Three Months
                                                        Ended June 30,
                                                   -----------------------
                                                     1996          1995
                                                   =========     =========
                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                        $  23,429     $  26,948

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       54,247        49,748
  Deferred federal and state operating
   income taxes, net                                  (2,050)       (4,897)
  Deferred investment tax credits, net                (1,668)       (1,868)
  Advanced contract payment                              475             0
  Change in certain assets and liabilities -
   Accounts receivable, net                           62,940        52,847
   Electric production fuel                          (10,951)        5,217
   Materials and supplies                              2,412          (129)
   Natural gas in storage                            (17,624)      (16,302)
   Accounts payable                                  (24,183)      (31,170)
   Taxes accrued                                     (38,276)      (40,946)
   Fuel adjustment clause                             (3,156)       (2,553)
   Gas cost adjustment clause                            151        13,805
   Accrued employment costs                             (236)        1,371
   Other accruals                                    (21,074)        6,399
   Other, net                                        (20,588)       (6,941)
                                                   ---------     ---------
      Net cash provided by operating activities        3,848        51,529
                                                   ---------     ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Utility construction expenditures                  (45,129)      (46,545)
  Construction expenditures related to
   Crossroads Pipeline Company                          (279)         (718)
  Return of capital from equity investments                              0
  Other, net                                            (652)         (399)
                                                   ---------     ---------
      Net cash used in investing activities          (46,060)      (47,662)
                                                   ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                           1,153       169,623
  Issuance of short-term debt                        258,720       137,278
  Net change in commercial paper                      79,100       (70,000)
  Retirement of long-term debt                        (7,620)      (25,092)
  Retirement of short-term debt                     (263,300)     (155,192)
  Retirement of preferred shares                      (1,446)       (1,761)
  Issuance of common shares                              806         1,432
  Acquisition of treasury shares                      (9,548)      (21,791)
  Cash dividends paid on common shares               (25,784)      (24,876)
  Cash dividends paid on preferred shares                  0          (765)
  Other, net                                             139          (210)
                                                   ---------     ---------
      Net cash provided by financing activities       32,220         8,646
                                                   ---------     ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 (9,992)       12,513

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  41,252        36,157
                                                   ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $  31,260     $  48,670
                                                   =========     =========

                                                         Six Months
                                                        Ended June 30,
                                                   -----------------------
                                                     1996          1995
                                                   =========     =========
                                                    (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                        $  90,915     $  87,279

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                      107,703        98,865
  Deferred federal and state operating
   income taxes, net                                  12,941       (21,954)
  Deferred investment tax credits, net                (3,338)       (3,736)
  Advanced contract payment                          (18,050)            0
  Change in certain assets and liabilities -
   Accounts receivable, net                           29,165        21,893
   Electric production fuel                          (16,639)       (1,371)
   Materials and supplies                              3,078        (3,479)
   Natural gas in storage                             31,354        39,464
   Accounts payable                                    4,688       (43,921)
   Taxes accrued                                       6,180        29,969
   Fuel adjustment clause                             (1,322)       (1,306)
   Gas cost adjustment clause                        (47,523)       61,123
   Accrued employment costs                           (9,029)       (3,578)
   Other accruals                                     (8,767)       28,993
   Other, net                                        (22,687)        6,106
                                                     -------     ---------
      Net cash provided by operating activities      158,669       294,347
                                                   ---------     ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Utility construction expenditures                  (80,158)      (96,484)
  Construction expenditures related to
   Crossroads Pipeline Company                          (364)         (932)
  Return of capital from equity investments                              0
  Other, net                                         (14,569)       (8,435)
                                                   ---------     ---------
      Net cash used in investing activities          (95,091)     (105,851)
                                                   ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                          77,450       173,974
  Issuance of short-term debt                        598,408       408,139
  Net change in commercial paper                      55,000      (163,000)
  Retirement of long-term debt                        (8,737)      (25,956)
  Retirement of short-term debt                     (648,035)     (487,592)
  Retirement of preferred shares                     (36,446)       (5,331)
  Issuance of common shares                            1,414         2,828
  Acquisition of treasury shares                     (48,036)      (32,239)
  Cash dividends paid on common shares               (51,993)      (50,022)
  Cash dividends paid on preferred shares               (119)       (1,531)
  Other, net                                             280           463
                                                   ---------     ---------
      Net cash used in financing activities          (60,814)     (180,267)
                                                   ---------     ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  2,764         8,229

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  28,496        40,441
                                                   ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $  31,260     $  48,670
                                                   =========     =========

                                                        Twelve Months
                                                        Ended June 30,
                                                   -----------------------
                                                     1996          1995
                                                   =========     =========
                                                    (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                        $ 179,101     $ 164,747

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                      209,975       196,935
  Deferred federal and state operating
   income taxes, net                                  32,214       (18,015)
  Deferred investment tax credits, net                (7,117)       (7,418)
  Advanced contract payment                          (18,050)            0
  Change in certain assets and liabilities -
   Accounts receivable, net                          (15,427)       13,706
   Electric production fuel                          (11,179)        3,123
   Materials and supplies                              6,943        (2,654)
   Natural gas in storage                              8,800         7,827
   Accounts payable                                   41,588       (38,206)
   Taxes accrued                                     (32,991)       33,174
   Fuel adjustment clause                             (8,703)        4,413
   Gas cost adjustment clause                        (84,097)        9,470
   Accrued employment costs                           (2,567)        1,940
   Other accruals                                    (15,037)       22,818
   Other, net                                        (27,639)       15,999
                                                   ---------     ---------
      Net cash provided by operating activities      255,814       407,859
                                                   ---------     ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Utility construction expenditures                 (173,428)     (197,395)
  Construction expenditures related to
   Crossroads Pipeline Company                        (2,644)       (1,511)
  Return of capital from equity investments                0             0
  Other, net                                         (57,883)      (21,022)
                                                   ---------     ---------
      Net cash used in investing activities         (233,955)     (219,928)
                                                   ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                          83,031       369,910
  Issuance of short-term debt                      1,481,242       982,064
  Net change in commercial paper                     133,400      (100,800)
  Retirement of long-term debt                      (104,886)      (53,983)
  Retirement of short-term debt                   (1,412,693)   (1,205,081)
  Retirement of preferred shares                     (38,210)      (14,367)
  Issuance of common shares                            5,975         3,649
  Acquisition of treasury shares                     (84,980)      (58,326)
  Cash dividends paid on common shares              (101,014)      (96,398)
  Cash dividends paid on preferred shares             (1,651)       (3,063)
  Other, net                                             517           382
                                                   ---------     ---------
      Net cash used in financing activities          (39,269)     (176,013)
                                                   ---------     ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                (17,410)       11,918

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  48,670        36,752
                                                   ---------     ---------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $  31,260     $  48,670
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

      Development makes various investments, including real estate and venture capital investments. Services coordinates the energy-related diversification ventures of Industries. Primary arranges energy-related projects with large industrial customers. Capital Markets handles financing for Industries and its subsidiaries, other than Northern Indiana.

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

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions, as a percentage of the cost of depreciable utility plant, were approximately 4.3%, 4.2%, and 4.1% for the three-month, six-month, and twelve-month periods ended June 30, 1996, respectively; and 4.0%, 4.0%, and 4.1% for the three-month, six-month, and twelve-month periods ended June 30, 1995. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

      Kokomo Gas provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 3.1% for the three-month, six-month, and twelve-month periods ended June 30, 1996; and 3.2% for the three-month, six-month, and twelve-month periods ended June 30, 1995.

      NIFL provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.75% for the three-month, six-month, and twelve-month periods ended June 30, 1996 and June 30, 1995.

      Crossroads provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.5% for the three-month, six-month, and twelve-month periods ended June 30, 1996 and June 30, 1995.

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

      PLANT ACQUISITION ADJUSTMENTS. Industries' costs in excess of the underlying book values of the acquired NIFL and Kokomo Gas subsidiaries have been recorded as plant acquisition adjustments which are being amortized over forty-year periods from their respective dates of acquisition.

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

      ACCOUNTS RECEIVABLE.  At June 30, 1996, Northern Indiana had sold
$100 million of its accounts receivable under a sales agreement which expires May 31, 1997.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Industries considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                   Three Months          Six Months          Twelve Months
                  Ended June 30,       Ended June 30,        Ended June 30,
                ------------------   ------------------   ------------------
                  1996      1995       1996      1995        1996     1995
                ========  ========   ========  ========   ========  ========
                                   (Dollars in thousands)

Income taxes    $ 55,748  $ 49,600   $ 55,748  $ 49,600   $124,088  $ 95,009

Interest, net
 of amounts
 capitalized    $ 30,544  $ 25,023   $ 40,948  $ 40,932   $ 89,337  $ 78,911


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

      NATURAL GAS IN STORAGE. Northern Indiana's natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in June 1996 and December 1995 the estimated replacement cost of gas in storage (current and non-current) at June 30, 1996 and December 31, 1995 exceeded the stated LIFO cost by approximately
$36 million and $30 million, respectively. Certain other subsidiaries of Industries have natural gas in storage valued at average cost.

      HEDGING ACTIVITIES. Industries' non-regulated gas subsidiaries use commodity futures contracts and swaps to hedge the impact of natural gas price fluctuations related to its business activities. Gains and losses on futures contracts are deferred and recognized in income concurrent with the related purchases and sales of natural gas.

      As of June 30, 1996, Industries had open futures contracts representing hedges of natural gas purchases of 0.3 million British thermal units (MMBtu) and natural gas sales of 2.4 MMBtu. The deferred loss on these open contracts totalled $0.6 million. This loss will be offset by the margin on the related natural gas transactions.

      REGULATORY ASSETS. The Utilities' operations are subject to the regulation of the Commission and the Federal Energy Regulatory Commission
(FERC). Accordingly, the Utilities' accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Utilities monitor changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. The regulatory assets identified below represent probable future revenue to the Utilities associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of the Utilities' operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain of the regulatory assets identified below might be required. Regulatory assets were comprised of the following items and were reflected in the Consolidated Balance Sheet as follows:

                                                  June 30,     December 31,
                                                    1996           1995
                                                ============   ============
                                                    (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 16)                                 $     52,019   $     53,776
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                72,872         74,981
Bailly scrubber carrying charges and
 deferred depreciation (See below)                    11,284         11,517
Deferral of SFAS No. 106 expense not
 recovered (Note 9)                                   76,612         64,834
FERC Order No. 636
 transition costs (Note 5)                            28,162         25,038
                                                ------------   ------------
                                                     240,949        230,146
Less: Current portion of regulatory assets            28,016         17,655
                                                ------------   ------------
                                                $    212,933   $    212,491
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

      At January 1, 1994, a pre-tax rate of 5.0% for all construction was being used; effective January 1, 1995 the rate increased to 6.0%; and for 1996 the rate remained at 6.0%.

      FOREIGN CURRENCY TRANSLATION. Translation gains or losses are based upon the end-of-period exchange rate and are recorded as a separate component of shareholders' equity.

      INVESTMENTS IN REAL ESTATE. Development has invested in a series of affordable housing projects in the Utilities' service territory. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Development accounts for these investments using the equity method. Investments, at equity, include $24.3 million and $21.9 million relating to affordable housing projects at June 30, 1996 and December 31, 1995, respectively.

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

      On July 3, 1995, the Project engineer notified TBV that an Acceptance and Completion Certificate had not been issued as of June 30, 1995. Elm then notified TBV that it was rejecting the Project in accordance with the terms of the contract between it and TBV. As a result, on July 3, 1995 Barclays Bank, as agent for the banks which had provided financing for the Project, issued a notice of an event of default to Elm. On July 4, 1995, the Project engineer notified TBV that, in accordance with the contract between Elm and TBV all monies previously paid by Elm to TBV (Pounds 29.6 million) were to be reimbursed by TBV to Elm. The certificate issued by the Project engineer was adjudicated under a procedure provided in the construction contract, and the adjudicator confirmed the full (Pounds) 29.6 million as owing to Elm. TBV has filed suit in the English courts to enjoin enforcement of the adjudicator's decision, to challenge again the Project engineer's decision and to allege breaches of the underlying construction contract and misrepresentations by Elm. Elm has counterclaimed and is aggressively pursuing its remedies.

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

      Development believes that it and Elm have sustainable and adequate remedies under the construction contract such that rejection will not have a material adverse effect on Industries. Elm is continuing to operate the plant. The banks which provided the financing for the plant are continuing to support its operations and to provide working capital under an uncommitted loan facility which is repayable on demand or, in any event, May 31, 1997, (unless extended). However, because of the ongoing defaults under the Project financing and the demand nature of the uncommitted working loan facility, the banks have the right to ask that the operation of the plant be terminated and the assets sold. In that event, some or all of Industries' investments in Elm may be at risk. Industries' investments in Elm were approximately $14 million at June 30, 1996.

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

      The Utilities expect that the total transition costs from all suppliers will approximate $139 million; however, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $91 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(6) ENVIRONMENTAL MATTERS: The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of $7.2 million to cover probable corrective actions as of June 30, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Industries.

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

      The Utilities have instituted a program to investigate former manufactured-gas plants where one of them is the current or former owner.
The Utilities have identified twenty-seven of these sites and made visual inspections of these sites. Initial samplings have been conducted at seventeen sites. Follow-up investigations have been conducted at five sites and potential remedial measures are being evaluated. The Utilities will continue their program to assess sites. During the follow-up investigation of the former manufactured-gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management (IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

      Northern Indiana was notified by the IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured-gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated parts of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

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

      To the extent certain deferred income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been established. Regulatory assets are primarily attributable to undepreciated AFUDC-equity and the cumulative net amount of other income tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate-making process. Regulatory liabilities are primarily attributable to the Utilities' obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal tax rate currently being credited to ratepayers using the average rate assumption method and unamortized deferred investment tax credits.

      The components of the net deferred income tax liability at June 30, 1996 and December 31, 1995 are as follows:

                                            June 30,     December 31,
                                              1996           1995
                                          ============   ============
                                             (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences          $    714,037  $     706,715
 AFUDC-equity                                   38,954         40,083
 Adjustment clauses                             22,595          4,613
 Take-or-pay gas costs                           1,001          1,550
 Other regulatory assets                        30,824         28,930
 Reacquisition premium on debt                  19,731         20,397

Deferred tax assets -
 Deferred investment tax credits               (42,587)       (43,854)
 Removal costs                                (124,059)      (118,064)
 FERC Order No. 636 transition costs            (3,458)        (4,400)
 Other postretirement/postemployment
   benefits                                    (38,026)       (32,512)
 Other, net                                     (7,808)       (12,575)
                                          ------------   ------------
                                               611,204        590,883
Less: Deferred income taxes related to
 current assets and liabilities                 10,690         (6,057)
                                          ------------   ------------
Deferred income taxes - noncurrent        $    600,514   $    596,940
                                          ============   ============


      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                     Three Months             Six Months
                                    Ended June 30,          Ended June 30,
                                  --------------------   --------------------
                                     1996       1995        1996       1995
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  17,031  $  22,197   $  41,405  $  71,575
 State                                2,748      3,342       6,520     10,463
                                  ---------  ---------   ---------  ---------
                                     19,779     25,539      47,925     82,038
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                             (1,970)    (4,568)     11,790    (20,358)
 State                                  (80)      (329)      1,151     (1,596)
                                  ---------  ---------   ---------  ---------
                                     (2,050)    (4,897)     12,941    (21,954)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,668)    (1,868)     (3,338)    (3,736)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             16,061     18,774      57,528     56,348

Income tax applicable to non-
 operating activities and income
 of non-utility subsidaries            (451)    (2,957)     (2,076)    (5,013)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  15,610  $  15,817   $  55,452 $   51,335
                                  =========  =========   =========  =========

                                     Twelve Months
                                     Ended June 30,
                                  --------------------
                                     1996       1995
                                  =========  =========
                                 (Dollars in thousands)

Current income taxes -
 Federal                          $  73,054  $ 109,737
 State                               11,478     16,481
                                  ---------  ---------
                                     84,532    126,218
                                  ---------  ---------
Deferred income taxes, net -
 Federal                             29,504    (16,793)
 State                                2,710     (1,222)
                                  ---------  ---------
                                     32,214    (18,015)
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,117)    (7,418)
                                  ---------  ---------
  Total utility operating income
   taxes                            109,629    100,785

Income tax applicable to non-
 operating activities and income
 of non-utility subsidiaries         (6,313)   (18,169)
                                  ---------  ---------

  Total income taxes              $ 103,316  $  82,616
                                  =========  =========

      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                      Three Months            Six Months
                                     Ended June 30,         Ended June 30,
                                  --------------------   --------------------
                                     1996       1995        1996       1995
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  23,429  $  26,948   $  90,915  $  87,279
Add-Income taxes                     15,610     15,817      55,452     51,335
 Dividend requirements on
  preferred stocks of subsidiary      2,178      2,265       4,377      4,590
                                  ---------  ---------   ---------  ---------
Income before preferred dividend
 requirements of subsidiary and
 income taxes                     $  41,217  $  45,030   $ 150,744  $ 143,204
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  14,426  $  15,760   $  52,760  $  50,121

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   1,030      1,005       2,013      2,009
  Amortization of deferred
   investment tax credits            (1,668)    (1,868)     (3,338)    (3,736)
  State income taxes, net of
   federal income tax benefit         1,706      1,764       5,391      4,949
  Fair market value of property
   donated in excess of book value        0          0           0          0
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (1,145)    (1,359)     (2,819)    (2,719)
  Other, net                          1,261        515       1,445        711
                                  ---------  ---------   ---------  ---------
    Total income taxes            $  15,610  $  15,817   $  55,452  $  51,335
                                  =========  =========   =========  =========

                                     Twelve Months
                                     Ended June 30,
                                  --------------------
                                     1996       1995
                                  =========  =========
                                 (Dollars in thousands)

Net income                        $ 179,101  $ 164,747
Add-Income taxes                    103,316     82,616
 Dividend requirements on
  preferred stocks of subsidiary      8,833      9,407
                                  ---------  ---------
Income before preferred dividend
 requirements of subsidiary and
 income taxes                     $ 291,250  $ 256,770
                                  =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $ 101,938  $  89,869

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   4,022      4,118
  Amortization of deferred
   investment tax credits            (7,117)    (7,419)
  State income taxes, net of
   federal income tax benefit        10,171      8,979
  Fair market value of property
   donated in excess of book value        0     (7,753)
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (5,765)    (5,929)
  Other, net                             67        751
                                  ---------  ---------
    Total income taxes            $ 103,316  $  82,616
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

      The following items are the components of provisions for pensions for the three-month, six-month, and twelve-month periods ended June 30, 1996 and June 30, 1995:

                     Three Months         Six Months        Twelve Months
                        Ended                Ended             Ended
                       June 30,            June 30,           June 30,
                 ------------------  ------------------   ------------------
                   1996      1995      1996      1995       1996      1995
                 ========  ========  ========  ========   ========  ========
                                   (Dollars in thousands)

Service costs    $  4,321  $  3,298  $ 10,588  $  6,597   $ 16,222  $ 13,442
Interest costs     13,078    13,338    32,129    26,676     57,964    50,634
Estimated return
 on plan assets   (15,499)  (12,864)  (38,103)  (25,728)  (147,618)   13,211
Amortization of
 transition
 obligation         1,321     1,356     3,263     2,711      5,974     5,439
Other net
 amortization
 and deferral         636       659     1,550     1,318     86,397   (61,346)
                 --------  --------  --------  --------   --------  --------
                 $  3,857  $  5,787  $  9,427  $ 11,574   $ 18,939  $ 21,380
                 ========  ========  ========  ========   ========  ========

      Assumptions used in the valuation and determination of 1996 and 1995 pension expenses were as follows:

                                                     1996         1995
                                                    =====        =====

Discount rate                                       7.25%        8.75%
Rate of increase in compensation levels             5.50%        5.50%
Expected long-term rate of return on assets         9.00%        9.00%


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

       Net periodic postretirement benefits costs for the three-month, six-month, and twelve-month periods ended June 30, 1996 and June 30, 1995 include the following components:

                     Three Months         Six Months          Twelve Months
                        Ended                Ended                Ended
                       June 30,            June 30,              June 30,
                 ------------------   ------------------   ------------------
                   1996      1995       1996      1995       1996      1995
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Service costs    $  1,620  $  1,526   $  3,240  $  3,052   $  6,264  $  7,234
Interest costs      5,079     4,745     10,159     9,490     19,700    19,511
Amortization of
 transition
 obligation
 over twenty
 years              3,095     2,899      6,190     5,798     11,985    11,627
Amortization of
 unrecognized
 actuarial
 (gain)              (582)     (541)    (1,165)   (1,082)    (2,262)   (1,082)
                 --------  --------   --------  --------   --------  --------

                 $  9,212  $  8,629   $ 18,424  $ 17,258   $ 35,687  $ 37,290
                 ========  ========   ========  ========   ========  ========

      The net periodic postretirement benefit costs for 1996 were determined assuming a 7.25% discount rate, a 5% rate of compensation increase, and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1996 by approximately $40.9 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.3 million and $2.6 million for the three-month and six-month period ended June 30, 1996. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(11) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF THE ISSUER, OUTSTANDING AT JUNE 30, 1996 AND DECEMBER 31, 1995 (SEE NOTE 10):

                                                                 Redemption
                                                                  Price at
                                    June 30,     December 31,     June 30,
                                      1996           1995           1996
                                  ============   ============   ============
                                     (Dollars in thousands)

NORTHERN INDIANA PUBLIC
SERVICE COMPANY:
 Cumulative preferred stock -
  $100 par value -

  4-1/4% series - 209,176 and
   209,190 shares outstanding,
   respectively                   $     20,918   $     20,919        $101.20

  4-1/2% series -  79,996 shares
   outstanding                           8,000          8,000        $100.00

  4.22% series -  106,198 shares
   outstanding                          10,620         10,620        $101.60

  4.88% series -  100,000 shares
   outstanding                          10,000         10,000        $102.00

  7.44% series -   41,890 shares
   outstanding                           4,189          4,189        $101.00

  7.50% series -   34,842 shares
   outstanding                           3,484          3,484        $101.00

  Premium on preferred stock               254            254

 Cumulative preferred stock -
  no par value -
   Adjustable rate (6.00% at
    June 30, 1996), Series A
    (stated value $50 per share)
    473,285 and 477,185 shares
    outstanding, respectively           23,664         23,859         $50.00
                                  ------------   ------------
                                  $     81,129   $     81,325
                                  ============   ============

      During the period July 1, 1994 to June 30, 1996, there were no additional issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(12) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT JUNE 30, 1996 AND DECEMBER 31, 1995 (SEE NOTE 10):

                                                    June 30,     December 31,
                                                      1996           1995
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of issuer:

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Cumulative preferred stock - $100 par value -
  8.85% series - 75,000 and 87,500 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year              $      7,500   $      8,750

  7-3/4% series - 50,014 shares outstanding,
   excluding sinking fund payments due within
   one year                                              5,001          5,001

  8.35% series - 69,000 shares outstanding,
   excluding sinking fund payments due within
   one year                                              6,900          6,900

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                        62,401         63,651
                                                  ------------   ------------
NIPSCO INDUSTRIES, INC.:
 Cumulative preferred shares - without par
  value - 8.75% series (stated value - $100
  per share), 0 and 350,000 shares
  outstanding, respectively                                  0         35,000
                                                  ------------   ------------
                                                  $     62,401   $     98,651
                                                  ============   ============

       Pursuant to mandatory redemption provisions, 350,000 shares of 8.75% Series Cumulative Preferred Shares were redeemed in whole by Industries on January 12, 1996 for $100 per share plus accrued dividends.

       The redemption prices at June 30, 1996, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.

        Sinking fund requirements with respect to redeemable preferred stocks outstanding at June 30, 1996 for each of the twelve-month periods subsequent to June 30, 1997 are as follows:

Twelve Months Ended June 30,*
==============================

 1998             $  1,827,700
 1999             $  1,827,700
 2000             $  1,827,700
 2001             $  1,827,700

* Table does not reflect redemptions made after June 30, 1996.


(13) COMMON SHARE DIVIDEND: During the next few years, Industries expects that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At June 30, 1996, Northern Indiana had approximately $149.6 million of retained earnings
(earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings, and the absence of adverse developments.

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

        COMMON SHARE REPURCHASES. The Board has authorized the repurchase of common shares. At June 30, 1996, Industries had purchased approximately 17.2 million shares at an average price of $25.14 per share. Including 3.5 million shares authorized on March 26, 1996, approximately 3.8 million additional common shares may be repurchased under the Board's authorization.

(15) LONG-TERM INCENTIVE PLAN: Industries has two Long-Term Incentive Plans for key management employees that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998 and 2004, respectively. At June 30, 1996, there were 140,461 shares and 2,338,550 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, and performance units. No incentive stock options or performance units were outstanding at June 30, 1996. Under both Plans, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option's maximum term is ten years and vests one year from the date of grant.

        The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries stock, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on the shares awarded during 1991 lapse five years from date of grant and vest subject to specific share price appreciation conditions. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded and are subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1996 lapse two years from date of grant and are variable from 0% to 100% of the number awarded and are subject to specific performance goals. If a participant's employment is terminated other than by reason of death, disability or retirement, restricted shares are forfeited. There were 342,500 and 330,500 restricted shares outstanding at June 30, 1996 and December 31, 1995, respectively.

        The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 100,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options in the future. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of June 30, 1996, 30,750 shares were issued under the Plan.

        Industries accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against income for restricted stock awards was $0.5, $1.1, and $2.8 million for the three-month, six-month, and twelve-month periods ending June 30, 1996. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Industries' net income and earnings per share would have been reduced to the following pro forma amounts:

                              Three Months     Six Months    Twelve Months
                                  Ended          Ended           Ended
                                 June 30,       June 30,        June 30,
                                   1996           1996            1996
                             =============   =============   =============

Net Income:
(Dollars in thousands)
 As reported                 $      23,429   $      90,915   $     179,101
 Pro forma                   $      23,267   $      90,590   $     178,532

Earnings Per Share:
 As reported                 $        0.38   $        1.47   $        2.85
 Pro forma                   $        0.38   $        1.47   $        2.84


        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

        The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month, six-month, and twelve-month periods ended June 30, 1996: risk-free interest rate of 6.24%, expected dividend yield of $1.56 per share, expected option term of five years, and expected volatility of 13%.

        Changes in outstanding shares under option and SARs for the three-month, six-month, and twelve-month periods ended June 30, 1996 and 1995 are as follows:

                                          NONQUALIFIED STOCK OPTIONS
                                -------------------------------------------
                                           Weighted                Weighted
                                           Average                 Average
Three Months Ended                         Option                  Option
June 30,                          1996     Price          1995     Price
===========================     =========  ========     =========  ========

Balance beginning of period     1,093,850  $  28.54     1,059,700  $  26.86
 Granted                                0                       0  $      0
 Exercised                        (25,150) $  24.36       (63,300) $  23.58
 Canceled                          (6,000) $  32.44          (500) $  28.75
                                ---------               ---------
Balance end of period           1,062,700  $  28.62       995,900  $  27.07
                                =========               =========
Shares exercisable                797,250  $  27.35       702,600  $  26.36
                                =========               =========
Weighted average fair value
 of options granted                   N/A                     N/A
                                =========               =========

                                         NONQUALIFIED STOCK OPTIONS
                                -------------------------------------------
Six Months Ended                           Option                  Option
June 30,                          1996     Price          1995     Price
===========================     =========  ========     =========  ========

Balance beginning of period     1,107,750  $  28.55     1,097,550  $  26.59
 Granted                                0                   5,000  $  30.31
 Exercised                        (38,050) $  25.92      (103,550) $  22.09
 Canceled                          (7,000) $  32.44        (3,100) $  30.18
                                ---------               ---------
Balance end of period           1,062,700  $  28.62       995,900  $  27.07
                                =========               =========
Shares exercisable                797,250  $  27.35       702,600  $  26.36
                                =========               =========
Weighted average fair value
 of options granted                   N/A               $    4.74
                                =========               =========

                                          NONQUALIFIED STOCK OPTIONS
                                -------------------------------------------
                                           Weighted                Weighted
                                           Average                 Average
Twelve Months Ended                        Option                  Option
June 30,                           1996    Price           1995    Price
===========================     =========  ========     =========  ========

Balance beginning of period       995,900  $  27.07       829,200  $  25.73
 Granted                          277,450  $  32.44       299,650  $  28.78
 Exercised                       (198,650) $  25.96      (125,600) $  22.18
 Canceled                         (12,000) $  32.44        (7,350) $  29.35
                                ---------               ---------
Balance end of period           1,062,700  $  28.62       995,900  $  27.07
                                =========               =========
Shares exercisable                797,250  $  27.35       702,600  $  26.36
                                =========               =========
Weighted average fair value
 of options granted                 $3.87                   *
                                =========               =========

                                    NONQUALIFIED STOCK OPTIONS WITH SARs
                                -------------------------------------------
Three Months Ended                         Option                   Option
June 30,                           1996    Price           1995     Price
===========================     =========  ========     =========  ========

Balance beginning of period         5,600  $  10.94         9,900  $  10.94
 Granted                                0                       0
 Exercised                              0                  (4,300) $  10.94
 Canceled                               0                       0
                                ---------               ---------
Balance end of period               5,600  $  10.94         5,600  $  10.94
                                =========               =========
Shares exercisable                  5,600  $  10.94         5,600  $  10.94
                                =========               =========

                                    NONQUALIFIED STOCK OPTIONS WITH SARs
                                -------------------------------------------

Six  Months Ended                          Option                  Option
June 30,                           1996    Price           1995    Price
===========================     =========  ========     =========  ========

Balance beginning of period         5,600  $  10.94         9,900  $  10.94
 Granted                                0                       0
 Exercised                              0                  (4,300) $  10.94
 Canceled                               0                       0
                                ---------               ---------
Balance end of period               5,600  $  10.94         5,600  $  10.94
                                =========               =========
Shares exercisable                  5,600  $  10.94         5,600  $  10.94
                                =========               =========

                                    NONQUALIFIED STOCK OPTIONS WITH SARs
                                -------------------------------------------
Twelve Months Ended                        Option                  Option
June 30,                           1996    Price           1995    Price
===========================     =========  ========     =========  ========

Balance beginning of period         5,600  $  10.94         9,900  $  10.94
 Granted                                0                       0
 Exercised                              0                  (4,300) $  10.94
 Canceled                               0                       0
                                ---------               ---------
Balance end of period               5,600  $  10.94         5,600  $  10.94
                                =========               =========
Shares exercisable                  5,600  $  10.94         5,600  $  10.94
                                =========               =========

* The weighted average option price of nonqualified stock options granted in January 1995 is $4.74.


        The following table summarizes information about non-qualified stock options at June 30, 1996:

                         OPTIONS OUTSTANDING
- --------------------------------------------------------------------------
                      Number         Weighted Average
   Range of        Outstanding at       Remaining        Weighted Average
  Option Price     June 30, 1996     Contractual Life      Option Price
================   ==============   ==================   =================

$10.94 to $17.73        97,400           3.60 years            $16.74
$22.94 to $28.75       456,050           6.82 years            $26.53
$30.31 to $33.19       509,250           8.20 years            $32.77
- ----------------     ---------           ----------            ------
$10.94 to $33.19     1,062,700           7.19 years            $28.62
                     =========

                         OPTIONS EXERCISABLE
- --------------------------------------------------------------------------
                                  Number
   Range of                    Exercisable at            Weighted Average
  Option Price                  June 30, 1996              Option Price
================               ===============            =================

$10.94 to $17.73                    97,400                     $16.74
$22.94 to $28.75                   456,050                     $26.53
$30.31 to $33.19                   243,800                     $33.13
- ----------------                   -------                     ------
$10.94 to $33.19                   797,250                     $27.35
                                   =======

(16) LONG-TERM DEBT: At June 30, 1996 and December 31, 1995, Industries' long-term debt, excluding amounts due within one year, issued and not retired or canceled was as follows:

                                                    AMOUNT OUTSTANDING
                                               ---------------------------
                                                 June 30,    December 31,
                                                   1996           1995
                                               ============   ============
                                                  (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
First mortgage bonds -
 Series O, 6-3/8%, due September 1, 1997       $     25,747   $     25,747
 Series P, 6-7/8%, due October 1, 1998               14,509         14,509
 Series T, 7-1/2%, due April 1, 2002                 40,500         40,500
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                           135,756        135,756
                                               ------------   ------------
Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    20,000         20,000
 Series 1988 Bonds - Jasper County -
  Series  A, B, and C - 3.51% weighted
  average at  June 30, 1996, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.37% weighted average at
   June 30 1996, due November 1, 2007                24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 3.80% at June 30, 1996,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 3.80% at June 30, 1996,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 3.80% at June 30, 1996,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           243,000        243,000
                                               ------------   ------------
Medium-term notes -
 Interest rates between 5.81% and 7.64% with
  a weighted average interest rate of 6.79%
  and various maturities between July 25, 1997
  and January 19, 2024                              684,025        684,025
                                               ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (3,761)        (4,040)
                                               ------------   ------------
    Total long-term debt of
    Northern Indiana Public
    Service Company                               1,059,020      1,058,741
                                               ------------   ------------
NIPSCO CAPITAL MARKETS, INC.
 Subordinated Debentures -
  Series A, 7-3/4%, due March 31, 2026               75,000              0
 Zero Coupon Notes - 7.57%, $72,500 at
  maturity, due December 1, 1997                     65,259         62,875
                                               ------------   ------------
    Total long-term debt of
    NIPSCO Capital Markets, Inc.                    140,259         62,875
                                               ------------   ------------
NIPSCO DEVELOPMENT COMPANY, INC.
 LAKE ERIE LAND COMPANY -
  Notes payable -
   8.25% - due June 30, 1998                            100            389
 ELM ENERGY AND RECYCLING (UK), LTD.
  Term Loan Facility-weighted average interest
   rate of 7.40% at June 30, 1996, due
   December 31, 2004                                 35,354         34,516
 NDC DOUGLAS PROPERTIES, INC.
  Notes Payable -
   Interest rates between 6.72% and 8.15% with
    a weighted average interest rate of 7.77%
    and maturities through April 1, 2006             20,203         19,207
                                               ------------   ------------
    Total long-term debt of
    NIPSCO Development Company,Inc.                  55,657         54,112
                                               ------------   ------------
    Total long-term debt, excluding
    amounts due in one year                    $  1,254,936   $  1,175,728
                                               ============   ============

        The sinking fund requirements of long-term debt outstanding at June 30, 1996 (including the maturity of Northern Indiana's first mortgage bonds: Series O, 6-3/8%, due September 1, 1997; Series P, 6-7/8%, due October 1, 1998; Northern Indiana's medium-term notes due from April 6, 1998 to June 1, 2000; Capital Markets' Zero Coupon Notes due December 1, 1997; Lake Erie Land Company's notes payable due June 30, 1998; and NDC Douglas Properties, Inc. notes payable due December 22, 1999), for each of the twelve-month periods subsequent to June 30, 1997 are as follows:

Twelve Months Ended June 30,
=============================

1998            $ 184,545,787
1999            $  25,458,139
2000            $ 166,126,818
2001            $  11,600,068


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

        On February 13, 1996, Capital Markets issued $75 million of 7-3/4% Junior Subordinated Deferrable Interest Debentures, Series A, due
March 31, 2026 (Debentures) pursuant to an underwritten public offering. Proceeds from the sale of the Debentures were used to pay short-term debt incurred to redeem on January 12, 1996 Industries' $35 million of 8.75% Preferred Shares, pursuant to mandatory redemption, and to pay other short-term debt of Capital Markets.

        The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets (other than Northern Indiana), reflected in the consolidated financial statements of Industries, is approximately $451.4 million at June 30, 1996.

(17) CURRENT PORTION OF LONG-TERM DEBT: At June 30, 1996 and December 31, 1995, Industries' current portion of long-term debt due within one year was as follows:

                                              June 30,        December 31,
                                                1996              1995
                                            ============      ============
                                                 (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Medium-term notes -
  Interest rates of 5.77% and 5.80% with
   a weighted average interest rate of
   5.78% and maturities of July 25, 1996
   and July 26, 1996                       $     80,000      $     80,000
NIPSCO CAPITAL MARKETS, INC.:
 Medium-term notes -
  9.95% - due June 10, 1996                           0             7,500
LAKE ERIE LAND COMPANY:
 Notes payable                                    3,106             2,961
ELM ENERGY AND RECYCLING (UK), LTD.:
 Term loan facility                               5,277             4,554
NDC DOUGLAS PROPERTIES, INC.:
 Notes payable                                    2,201             1,840
                                           ------------      ------------
 Total current portion of long-term debt   $     90,584      $     96,855
                                            ============      ============

(18) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998 unless extended by its terms. As of June 30, 1996, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1997. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1996, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

        Northern Indiana also has $268.5 million of money market lines of credit. As of June 30, 1996 and December 31, 1995, there were $64.2 million and $118.8 million of borrowings, respectively, outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1996, there were no borrowings outstanding under this facility.

        Northern Indiana and Capital Markets make use of commercial paper to fund short-term working capital requirements.

        Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1998, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the backup instrument for a commercial paper program. As of June 30, 1996, there were no borrowings outstanding under this agreement.

        Capital Markets also has $105 million of money market lines of credit. As of June 30, 1996 and December 31, 1995, $22.1 million and $17.4 million, respectively, of borrowings were outstanding under these lines of credit.

        At June 30, 1996 and December 31, 1995, Industries' short-term borrowings were as follows:

                                             June 30,        December 31,
                                               1996              1995
                                           ============      ============
                                                (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Commercial paper -
  Weighted average interest rate of
   5.39% at June 30, 1996                  $     88,400      $     44,800
 Notes payable -
  Issued at interest rates between 5.39%
   and 5.5% with a weighted average
   interest rate of 5.45% and various
   maturities between July 3, 1996
   and July 29, 1996                             64,200           118,800
NIPSCO CAPITAL MARKETS, INC.:
 Commercial paper -
  Weighted average interest rate of
   5.63% at June 30, 1996                        88,100            76,700
 Notes payable -
  Issued at interest rates of 5.63% and
   5.65% with a weighted average interest
   rate of 5.63% and maturities of
   July 5, 1996 and July 26, 1996                22,100            17,400
LAKE ERIE LAND COMPANY:
 Notes payable -                                      0             1,239
ELM ENERGY AND RECYCLING (UK), LTD.:
 Standby loan facility                            3,117             1,732
                                           ------------      ------------
 Total short-term borrowings               $    265,917      $    260,671
                                           ============      ============

(19) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.3 million.

        The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1996:

Twelve Months Ended June 30,
===============================
   (Dollars in thousands)

1997                   $ 11,529
1998                      8,984
1999                      7,268
2000                      5,642
2001                      5,557
Later years              79,610
                       --------
Total minimum
 payments required     $118,590
                       ========

         The consolidated financial statements include rental expense for all operating leases as follows:

                              June 30,       June 30,
                                1996           1995
                            ============   ============
                               (Dollars in thousands)

Three months ended          $      1,693   $      2,159
Six months ended            $      3,724   $      3,987
Twelve months ended         $      8,187   $      7,653


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

        Primary is the parent of subsidiaries including Harbor Coal
Company (Harbor Coal), North Lake Energy Corporation (North Lake),
Lakeside Energy Corporation (LEC) and Portside Energy Corporation (Portside). Primary arranges energy-related projects with large industrial customers and has entered into certain commitments in connection with these projects.

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

        North Lake has entered into a lease for the use of a 75-megawatt energy facility to be located at Inland Steel Company. The facility uses steam generated by Inland Steel to produce electricity which is delivered to Inland Steel. The facility began commercial operation in May 1996. Industries has guaranteed North Lake's obligations relative to the lease and certain obligations to Inland Steel relative to the project.

        LEC has entered into an agreement with USX Corporation - US Steel Group to utilize a new 161 megawatt energy facility at USS Gary Works to process high-pressure steam into electricity and low-pressure process steam for a fifteen-year period. LEC will lease this facility, once constructed, from a third party. Additionally, LEC has entered into an interim agreement, which expires when the lease is established with the third-party lessor, under which LEC is acting as the agent for the lessor to design, construct, and start up the energy facility. Industries has guaranteed certain LEC obligations to the interim lessor. Capital Markets anticipates guaranteeing LEC's security deposit obligations relative to the anticipated lease and certain LEC obligations to the lessor during construction. Construction of the project began in January 1996. The facility is scheduled to be operational in May 1997.

        Portside has entered into an agreement with National Steel Corporation (National) to utilize a new 63-megawatt energy facility at National's Midwest Division to process natural gas into electricity, process steam and heated water for a fifteen-year period. Portside will lease this facility, once constructed, from a third party. Additionally, Portside has entered into an interim agreement, which expires when the lease is established with the third-party lessor, under which Portside is acting as agent for the lessor to design, construct, and start up the energy facility. Industries has guaranteed certain Portside obligations to the lessor during construction. Capital Markets anticipates guaranteeing certain Portside obligations relative to the anticipated lease. Construction of the project began in June 1996.
The facility is scheduled to be operational in August 1997.

        Primary has advanced approximately $45 million and $11 million, at June 30, 1996 and December 31, 1995, respectively, to the lessors of the energy related projects discussed above. These advances are included in "Prepayments and other" in the Consolidated Balance Sheet.

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

        The carrying values and estimated fair values of Industries' financial instruments are as follows:

                               June 30, 1996          December 31, 1995
                           ----------------------  ----------------------
                            Carrying    Estimated   Carrying    Estimated
                             Amount    Fair Value    Amount    Fair Value
                           ==========  ==========  ==========  ==========
                                       (Dollars in thousands)

Cash and cash equivalents  $   31,260  $   31,260  $   28,496  $   28,496
Investments                $   26,853  $   28,726  $   25,893  $   27,045
Long-term debt (including
 current portion)          $1,346,313  $1,173,301  $1,273,376  $1,274,079
Preferred stock            $  145,358  $  123,059  $  181,804  $  164,306


        The majority of the long-term debt relates to utility operations.
The Utilities are subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(22) CUSTOMER CONCENTRATIONS: Industries' public utility subsidiaries supply natural gas and electrical energy in the northern third of Indiana. Although these public utilities have a diversified base of residential and commercial customers, a substantial portion of their electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 3% of gas revenue (including transportation services) and 22% of electric revenue for the twelve months ended
June 30, 1996 as compared to 4% and 24%, respectively, for the twelve months ended June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

       Development makes various investments, including real estate and venture capital investments. Services coordinates the energy-related diversification ventures of Industries. Primary arranges energy-related projects with large industrial customers. Capital Markets handles financing for Industries and its subsidiaries, other than Northern Indiana.

       The following discussion, except where noted, is attributable to the operations of Northern Indiana, Kokomo Gas, NIFL, and Crossroads (Utilities).

REVENUES -

        Total operating revenues for the twelve months ended June 30, 1996 increased $134.6 million as compared to the twelve months ended June 30, 1995. Gas revenues increased $80.1 million and electric revenues increased $54.5 million. The increase in gas revenues for the twelve months ended
June 30, 1996 was largely attributable to increased sales to residential and commercial customers due to colder weather, increased sales to industrial and wholesale customers, increased deliveries of gas transported for others, and increased gas transition costs, which were partially offset by decreased gas costs per dekatherm (dth). The increase in electric revenues for the twelve months ended June 30, 1996 was mainly due to increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995, increased sales to wholesale customers, and increased fuel cost per kilowatt-hour (kwh), partially offset by decreased sales to industrial customers.

        Total operating revenue for the six months ended June 30, 1996 increased $58.0 million as compared to the six months ended June 30, 1995.
Gas revenues increased $48.9 million and electric revenues increased
$9.1 million as compared to the same period in 1995. The increase in gas revenues was mainly due to increased sales to residential and commercial customers as a result of colder weather, increased sales to industrial customers, and increased gas costs per dth, which were partially offset by decreased gas transition costs. The increase in electric revenues for the six months ended June 30, 1996 was mainly due to increased sales to residential and commercial customers, and increased fuel costs per kwh, and was partially offset by decreased sales to industrial customers.

        Total operating revenue for the three months ended June 30, 1996 increased $4.5 million as compared to the three months ended June 30, 1995. Gas revenues increased $6.2 million and electric revenues decreased $1.7 million as compared to the same period in 1995. The increase in gas revenues was mainly due to increased sales to residential and commercial customers, and increased gas costs per dth, which were partially offset by decreased gas transition costs. The decrease in electric revenues was primarily caused by several major industrial customers with plant operating equipment problems during the period.

        The basic steel industry accounted for 30% of natural gas delivered (including volumes transported) and 35% of electric sales during the twelve months ended June 30, 1996.

        The components of the variations in gas and electric revenues are shown in the following table:

                                                   Variations
                                                      from
                                                 Prior Periods
                                       ---------------------------------
                                                 June 30, 1996
                                                  Compared to
                                                 June 30, 1995
                                        Three       Six         Twelve
                                        Months      Months      Months
                                       =========   =========   =========
                                             (Dollars in thousands
)
Gas Revenue -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs     $   4,321   $  12,646   $ (64,130)
 Gas transition costs                     (8,649)    (23,632)     40,037
 Changes in sales levels                  10,856      59,744     105,480
 Gas transport levels                       (349)        115      (1,269)
                                       ---------   ---------   ---------
Gas Revenue Change                         6,179      48,873      80,118
                                       ---------   ---------   ---------
Electric Revenue  -
 Pass through of net changes in fuel       2,750       4,222       4,512
 Changes in sales levels                  (4,421)      4,943      49,932
                                       ---------   ---------   ---------
Electric Revenue Change                   (1,671)      9,165      54,444
                                       ---------   ---------   ---------
   Total Revenue Change                $   4,508   $  58,038   $ 134,562
                                       =========   =========   =========

        See Note 5 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

        The Utilities' gas costs increased $2.4, $29.3, and $42.2 million for the three-month, six-month, and twelve-month periods ended June 30, 1996, respectively. Gas costs increased for the three-month and six-month periods due to increased purchases and increased gas costs per dth, and were partially offset by decreased gas transition costs. Gas costs increased for the twelve-month period due to increased purchases and were partially offset by decreased gas costs per dth. The average cost for the Utilities' purchased gas for the three-month, six-month, and twelve-month periods ended June 30, 1996, after adjustment for gas transition costs billed to transport customers, was $2.85, $2.94, and $2.73 per dth, respectively, as compared to $2.76, $2.87, and $2.85 per dth for the same periods in 1995.

FUEL AND PURCHASED POWER -

        The cost of fuel for electric generation increased for the six-month and twelve-month periods ended June 30, 1996, compared to 1995 periods, mainly as a result of increased production of electricity. The cost of fuel for electric generation decreased for the three-month period ended June 30, 1996, compared to 1995 period, mainly as a result of decreased production of electricity.

        Power purchased increased $12.0 million for the twelve-month period ended June 30, 1996 as a result of increased bulk power purchases with other utilities due to increased sales. Purchased power costs increased $3.2 and $4.2 million for the three-month and six-month periods ended June 30, 1996, respectively, as a result of increased costs per megawatt-hour purchased.

OPERATING MARGINS -

        Operating margins increased $71.3 million for the twelve months ended June 30, 1996 from the same period a year ago. The operating margin from gas deliveries increased $37.9 million due to increased sales to residential and commercial customers reflecting colder weather, increased sales to industrial and wholesale customers, and increased deliveries of gas transported for others, compared to the twelve-month period ended June 30, 1995. The operating margin from electric sales increased $33.4 million reflecting increased sales to residential and commercial customers due to warmer weather in the third quarter of 1995 and increased sales to wholesale customers, partially offset by decreased sales to industrial customers.

        Operating margins increased $23.9 million for the six months ended June 30, 1996 from the same period a year ago. Gas operating margin increased $19.6 million due to increased sales to residential and commercial customers reflecting colder weather during the period, increased sales to industrial and wholesale customers, and increased deliveries of gas transported for others. Operating margins on electric sales increased $4.3 million due to increased sales to residential, commercial, and wholesale customers, partially offset by decreased sales to industrial customers.

        Operating margins increased $1.7 million for the three months ended June 30, 1996 over the same period a year ago. The operating margin from gas deliveries increased $3.8 million due to increased sales to residential and commercial customers reflecting colder weather and increased deliveries of gas transported for others. Operating margin on electric sales decreased
$2.1 million primarily caused by several major industrial customers with plant operating equipment problems during the period.

OPERATING EXPENSES AND TAXES -

        Operation expenses increased $1.3, $9.6, and $20.4 million for the three-month, six-month, and twelve-month periods ended June 30, 1996, respectively. Operation expenses increased for the six-month period reflecting increased electric production costs of $3.6 million resulting from increased pollution control facility costs, increased environmental cleanup costs of $3.9 million, and other various increased operating costs.
Operation expenses increased for the twelve-month period reflecting a December 1995 Indiana Utility Regulatory Commission (Commission) order to refund $3.4 million to electric customers related to a 1992 insurance settlement previously credited to operation and maintenance expenses, increased electric production costs of $7.6 million mainly resulting from pollution control facilities costs, increased employee-related costs of $4.6 million, increased environmental cleanup costs of $3.2 million, and various other increased operation expenses.

        Maintenance expenses decreased $2.6 and $3.3 million for the six-month and twelve-month periods ended June 30, 1996, respectively, mainly reflecting decreased maintenance activity at the electric production facilities.

        Depreciation and amortization expense increased $4.5, $8.8, and $13.0 million for the three-month, six-month, and twelve-month periods ended
June 30, 1996, respectively, resulting from plant additions, increased amortization of computer software, and the amortization of previously deferred costs related to scrubber services provided by Pure Air at the Bailly Generating Station.

        Utility income taxes increased for the six-month and twelve-month periods ended June 30, 1996 as a result of increased pre-tax income. Utility income taxes decreased for the three-month period ended June 30, 1996 as a result of decreased pre-tax income.

OTHER INCOME (DEDUCTIONS) -

        Other Income (Deductions) decreased $5.5 million for the twelve-month period ended June 30, 1996 as the result of the inclusion in the prior period of a $5.6 million after-tax benefit for the Northern Indiana land donation to the Shafer and Freeman Lakes Environmental Conservation Corporation. The operating results of all non-utility subsidiaries are included in "Other Income (Deductions)."

INTEREST AND OTHER CHARGES -

        Interest and other charges increased for the three-month, six-month, and twelve-month periods ended June 30, 1996 reflecting the issuance of $169,275,000 of Northern Indiana's Medium-Term Notes, Series D; and $75 million of Capital Markets' Junior Subordinated Deferrable Interest Debentures, Series A; and the discontinuance of carrying charges on deferred charges related to the Bailly Generating Station scrubber service agreement.

        See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation, and Allowance for Funds Used During Construction. Also see Notes 5, 7, and 9 for a discussion of FERC Order No. 636, Income Taxes and Postretirement Benefits.

NET INCOME-

        Industries' net income for the twelve-month period ended June 30, 1996 was $179.1 million compared to $164.7 million for the twelve-month period ended June 30, 1995.

        Net income for the six months ended June 30, 1996 was $90.9 million compared to $87.3 million for the six months ended June 30, 1995.

        Net income for the three months ended June 30, 1996 was $23.4 million compared to $26.9 million for the three months ended June 30, 1995.

ENVIRONMENTAL MATTERS -

        The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of $7.2 million to cover probable corrective actions as of June 30, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Industries.

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

        The Utilities have instituted a program to investigate former manufactured-gas plants where one of them is the current or former owner.
The Utilities have identified twenty-seven of these sites and made visual inspections of these sites. Initial samplings have been conducted at seventeen sites. Follow-up investigations have been conducted at five sites and potential remedial measures are being evaluated. The Utilities will continue their program to assess sites. During the follow-up investigation of the former manufactured-gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management
(IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

        Northern Indiana was notified by IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured-gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated parts of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

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

LIQUIDITY AND CAPITAL RESOURCES -

        During the next few years, it is anticipated that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. See Note 13 to Notes to Consolidated Financial Statements for a discussion of the Common Share dividend.

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

        On February 13, 1996, Capital Markets issued $75 million of 7-3/4% Junior Subordinated Deferrable Interest Debentures, Series A, due March 31, 2026 (Debentures), pursuant to an underwritten public offering. Proceeds from the sale of the Debentures were used to pay short-term debt incurred to redeem on January 12, 1996 Industries' $35 million of 8.75% Preferred Shares, pursuant to mandatory redemption, and to pay other short-term debt of Capital Markets.

        Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1998, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the backup instrument for a commercial paper program. As of June 30, 1996, there were no borrowings outstanding under this agreement.

        Capital Markets also has $105 million of money market lines of credit. As of June 30, 1996, $22.1 million of borrowings were outstanding under these lines of credit.

        As of June 30, 1996, Capital Markets had $88.1 million in commercial paper outstanding, having a weighted average interest rate of 5.63%.
        The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets (other than Northern Indiana), reflected in the consolidated financial statements of Industries, is approximately $451.4 million at June 30, 1996.

        Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper to fund short-term working capital requirements. As of June 30, 1996, Northern Indiana had $88.4 million in commercial paper outstanding, having a weighted average interest rate of 5.39%.

        Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998 unless extended by its terms. As of June 30, 1996, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1997. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1996, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

        Northern Indiana also has $268.5 million of money market lines of credit. As of June 30, 1996, there were $64.2 million of borrowings outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1996, there were no borrowings outstanding under this facility.

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

Part II. OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS.

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

         None

Item 5.  OTHER INFORMATION.

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

                Exhibit 11.1 - Computation of Per Share Earnings
                 Three-Month, Six-Month, and Twelve-Month Periods
                 Ended June 30, 1996.

                Exhibit 11.2 - Computation of Per Share Earnings
                 Three-Month, Six-Month, and Twelve-Month Periods
                 Ended June 30, 1995.

                Exhibit 23-Consent of Arthur Andersen LLP

         (b)   Reports on Form 8-K.

                None

                            SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NIPSCO Industries, Inc.
                                    (Registrant)

                               /s/  Jerry M. Springer,
                                    Controller
                            and Chief Accounting Officer

Date August 13, 1996