Form 10-Q
period 1996-09-30
NIPSCO INDUSTRIES INC
filed 1996-11-14
CIK 823392

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1996

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

      As of October 31, 1996, 60,566,493 common shares were outstanding.

NIPSCO INDUSTRIES, INC.
Part I.  FINANCIAL INFORMATION
Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NIPSCO Industries, Inc.:

      We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of September 30, 1996, and December 31, 1995, and the related consolidated statements of income, common shareholders' equity and cash flows for the three, nine, and twelve month periods ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of September 30, 1996, and December 31, 1995, and the results of their operations and their cash flows for the three, nine, and twelve month periods ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles.

                                           /s/  Arthur Andersen LLP

Chicago, Illinois
October 23, 1996

CONSOLIDATED BALANCE SHEET
                                            September 30,  December 31,
ASSETS                                          1996          1995
                                            =============  ============
                                               (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $144,091 AND $145,129, RESPECTIVELY)
 (Note 2):
  Electric                                  $  4,006,616   $  3,935,103
  Gas                                          1,334,794      1,301,687
  Common                                         350,079        350,168
                                            ------------   ------------
                                               5,691,489      5,586,958
    Less - Accumulated provision for
     depreciation and amortization             2,523,681      2,373,694
                                            ------------   ------------
      Total Utility Plant                      3,167,808      3,213,264
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS:
 Other property, at cost, less accumulated
  provision for depreciation                     142,333        136,006
 Investments, at equity (Note 2)                  53,550         47,565
 Investments, at cost (Note 2)                    29,542         22,899
 Other investments                                18,889         17,315
                                            ------------   ------------
      Total Other Property and Investments       244,314        223,785
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                        62,905         28,496
 Accounts receivable, less reserve of
  $7,131 and $7,264,respectively (Note 2)         59,599        108,998
 Fuel adjustment clause (Note 2)                   9,807         10,301
 Gas cost adjustment clause (Note 2)              59,709          1,423
 Materials and supplies, at average cost          59,798         65,044
 Electric production fuel, at average cost        31,198         14,258
 Natural gas in storage, (Note 2)                 82,553         60,884
 Prepayments and other                            48,493         27,177
                                            ------------   ------------
      Total Current Assets                       414,062        316,581
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      213,527        212,491
 Deferred charges and other noncurrent
  assets                                          72,220         33,399
                                            ------------   ------------
      Total Other Assets                         285,747        245,890
                                            ------------   ------------
                                            $  4,111,931   $  3,999,520
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED BALANCE SHEET
                                            September 30,  December 31,
CAPITALIZATION AND LIABILITIES                  1996           1995
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common shareholders' equity
  (See accompanying statement)              $  1,112,942   $  1,122,215
 Cumulative preferred stocks (Note 10) -
  Northern Indiana Public Service Company:
   Series without mandatory redemption
    provisions (Note 11)                          81,129         81,325
   Series with mandatory redemption
    provisions (Note 12)                          61,801         63,651
  NIPSCO Industries Inc.:
   Series with mandatory redemption
    provisions (Note 12)                               0         35,000
 Long-term debt excluding amounts due
  within one year (Note 16)                    1,190,684      1,175,728
                                            ------------   ------------
      Total Capitalization                     2,446,556      2,477,919
                                            ------------   ------------
CURRENT LIABILITIES:
 Current portion of long-term debt (Note 17)      76,384         96,855
 Short-term borrowings (Note 18)                 415,026        260,671
 Accounts payable                                146,144        151,691
 Sinking funds due within one year
  (Notes 12 and 16)                                3,078          2,621
 Dividends declared on common and
  preferred stocks                                26,843         28,179
 Customer deposits                                14,880         11,361
 Taxes accrued                                    32,821         28,952
 Interest accrued                                 18,126          8,439
 Accrued employment costs                         38,463         46,695
 Other accruals                                   22,721         33,753
                                            ------------   ------------
      Total Current Liabilities                  794,486        669,217
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 7)                  603,782        596,940
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 7)                                       110,344        115,666
 Deferred credits                                 46,166         45,126
 Accrued liability for postretirement
  benefits (Note 9)                               99,772         75,012
 Other noncurrent liabilities                     10,825         19,640
                                            ------------   ------------
      Total Other                                870,889        852,384
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 4, 5, 6, 19, and 20)
                                            $  4,111,931   $  3,999,520
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF INCOME

                                  Three Months             Nine Months
                              Ended September 30,      Ended September 30,
                            ----------------------   ----------------------
                               1996        1995         1996        1995
                            ==========  ==========   ==========  ==========
                          (Dollars in thousands, except for per share amounts)

Operating Revenues:
 (Notes 2, 5, and 22)
  Gas                       $   79,498  $   73,648   $  527,840  $  473,117
  Electric                     276,776     296,731      769,432     780,222
                            ----------  ----------   ----------  ----------
                               356,274     370,379    1,297,272   1,253,339
                            ----------  ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                      42,784      38,201      309,480     275,559
 Fuel for electric
  generation                    62,346      69,612      172,732     179,309
 Power purchased                15,356      13,126       41,639      35,259
                            ----------  ----------   ----------  ----------
                               120,486     120,939      523,851     490,127
                            ----------  ----------   ----------  ----------
Operating Margin               235,788     249,440      773,421     763,212
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     71,910      73,790      223,185     215,467
  Maintenance (Note 2)          17,019      18,916       54,510      58,966
  Depreciation and
   amortization (Note 2)        55,044      50,685      162,747     149,550
  Taxes (except income)         16,955      17,420       55,087      54,989
                            ----------  ----------   ----------  ----------
                               160,928     160,811      495,529     478,972
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes           74,860      88,629      277,892     284,240
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 7)                       17,961      24,706       75,489      81,054
                            ----------  ----------   ----------  ----------
Operating Income                56,899      63,923      202,403     203,186
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                        6,741      (1,246)       8,694      (2,220)
                            ----------  ----------   ----------  ----------
Income Before Interest
 and Other Charges              63,640      62,677      211,097     200,966
                            ----------  ----------   ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     21,166      21,061       64,534      62,170
 Other interest                  5,038       2,457       11,956       8,957
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (290)       (580)        (737)     (3,871)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,142       1,150        3,468       3,252
 Dividend requirements on
  preferred stocks of
  subsidiary                     2,174       2,231        6,551       6,821
                            ----------  ----------   ----------  ----------
                                29,230      26,319       85,772      77,329
                            ----------  ----------   ----------  ----------
Net Income                      34,410      36,358      125,325     123,637

Dividend requirements on
 preferred shares                    0         766          119       2,297
                            ----------  ----------   ----------  ----------
Balance available for
 common shareholders        $   34,410  $   35,592   $  125,206  $  121,340
                            ==========  ==========   ==========  ==========
Average common shares
 outstanding                61,061,196  63,031,729   61,451,974  63,532,590

Earnings per average
 common share               $     0.56  $     0.56   $     2.03  $     1.90
                            ==========  ==========   ==========  ==========
Dividends declared per
 common share               $     0.42  $     0.39   $     1.26  $     1.17
                            ==========  ==========   ==========  ==========

                                 Twelve Months
                              Ended September 30,
                            ----------------------
                               1996        1995
                            ==========  ==========
                            (Dollars in thousands,
                         except for per share amounts)
Operating Revenues:
 (Notes 2, 5, and 22)
  Gas                       $  746,125  $  662,010
  Electric                   1,020,133   1,019,572
                            ----------  ----------
                             1,766,258   1,681,582
                            ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     433,034     387,544
 Fuel for electric
  generation                   235,760     241,505
 Power purchased                50,061      39,777
                            ----------  ----------
                               718,855     668,826
                            ----------  ----------
Operating Margin             1,047,403   1,012,756
                            ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                    298,669     284,313
  Maintenance (Note 2)          73,837      78,989
  Depreciation and
   amortization (Note 2)       214,334     199,014
  Taxes (except income)         73,550      72,350
                            ----------  ----------
                               660,390     634,666
                            ----------  ----------
Operating Income Before
 Utility Income Taxes          387,013     378,090
                            ----------  ----------
Utility Income Taxes
 (Note 7)                      102,884     106,258
                            ----------  ----------
Operating Income               284,129     271,832
                            ----------  ----------
Other Income (Deductions)
 (Note 2)                        6,673       2,924
                            ----------  ----------
Income Before Interest
 and Other Charges             290,802     274,756
                            ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     85,019      81,273
 Other interest                 15,780      12,861
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (544)     (5,376)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   4,618       4,310
 Dividend requirements on
  preferred stocks of
  subsidiary                     8,776       9,118
                            ----------  ----------
                               113,649     102,186
                            ----------  ----------
Net Income                     177,153     172,570

Dividend requirements on
 preferred shares                  885       3,063
                            ----------  ----------
Balance available for
 common shareholders        $  176,268  $  169,507
                            ==========  ==========
Average common shares
 outstanding                61,724,244  63,655,520

Earnings per average
 common share               $     2.85  $     2.66
                            ==========  ==========
Dividends declared per
 common share               $     1.68  $     1.56
                            ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                        Dollars in Thousands
                          -----------------------------------------------------
                                                        Additional
                                            Common       Paid-in      Retained
   Three Months Ended         Total         Shares       Capital      Earnings
========================   ===========   ===========   ===========  ===========

Balance, July 1, 1995      $ 1,116,208   $   870,930   $    31,950  $   482,823
Net income                      36,358                                   36,358
Dividends:
 Preferred shares                 (766)                                    (766)
 Common shares                 (24,474)                                 (24,474)
Treasury shares acquired       (11,854)
Issued:
 Employee stock purchase
  plan                             299                         159
 Long-term incentive plan          725
Amortization of unearned
  compensation                     574
Other                              112                          93          (65)
                           -----------   -----------   -----------  -----------
Balance, September 30,
 1995                      $ 1,117,182   $   870,930   $    32,202  $   493,876
                           ===========   ===========   ===========  ===========
Balance, July 1, 1996      $ 1,116,228   $   870,930   $    32,674  $   558,076
Net income                      34,410                                   34,410
Dividends:
 Common shares                 (25,561)                                 (25,561)
Treasury shares acquired       (13,904)
Issued:
 Employee stock purchase
  plan                             166                         100
 Long-term incentive plan          704
Amortization of unearned
 compensation                      560
Unrealized gain on
 available for sale
 securities                        230
Other                              109                                      (22)
                           -----------   -----------   -----------  -----------
Balance, September 30,
 1996                      $ 1,112,942   $   870,930   $    32,774  $   566,903
                           ===========   ===========   ===========  ===========

                                      Dollars in Thousands             Shares
                           ---------------------------------------  -----------
                                           Currency
   Three Months Ended        Treasury    Translation                   Common
       (continued)            Shares      Adjustment      Other        Shares
========================   ===========   ===========   ===========  ===========

Balance, July 1, 1995      $  (260,485)  $    (1,481)  $    (7,529)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (11,854)
Issued:
 Employee stock purchase
  plan                             140
 Long-term incentive plan          725
Amortization of unearned
 compensation                                                  574
Other                                             84
                           -----------   -----------   -----------  -----------
Balance, September 30,
 1995                      $  (271,474)  $    (1,397)  $    (6,955)  73,892,109
                           ===========   ===========   ===========  ===========

Balance, July 1, 1996      $  (339,673)  $    (1,991)  $    (3,788)  73,892,109
Net income
Dividends:
 Common shares
Treasury shares acquired       (13,904)
Issued:
 Employee stock purchase
  plan                              66
 Long-term incentive plan          704
Amortization of unearned
 compensation                                                  560
Unrealized gain
 on available for sale
 securities                                                    230
Other                                            131
                           -----------   -----------   -----------  -----------
Balance, September 30,
 1996                      $  (352,807)  $    (1,860)  $    (2,998)  73,892,109
                           ===========   ===========   ===========  ===========

                              Shares
                           -----------
  Three Months Ended         Treasury
     (continued)              Shares
========================   ===========

Balance, July 1, 1995      (10,627,573)
Net income
Dividends:
 Common shares
Treasury shares acquired      (363,407)
Issued:
 Employee stock purchase
  plan                           8,791
 Long-term incentive plan       29,000
Amortization of unearned
 compensation
Other
                           -----------
Balance, September 30,
 1995                      (10,953,189)
                           ===========

Balance, July 1, 1996      (12,737,360)
Net income
Dividends:
 Common shares
Treasury shares acquired      (377,024)
Issued:
 Employee stock purchase
  plan                           4,118
 Long-term incentive plan       26,100
Amortization of unearned
 compensation
Unrealized gain
 on available for sale
 securities
Other
                          ------------
Balance, September 30,
 1996                      (13,084,166)
                          ============

                                            Dollars in Thousands
                           ----------------------------------------------------
                                                        Additional
                                           Common        Paid-in      Retained
    Nine Months Ended         Total        Shares        Capital      Earning
========================   ===========   ===========   ===========  ===========

Balance, January 1, 1995   $ 1,107,848   $   870,930   $    29,657  $   446,928
Net income                     123,637                                  123,637
Dividends:
 Preferred shares               (2,297)                                  (2,297)
 Common shares                 (74,131)                                 (74,131)
Treasury shares acquired       (44,093)
Issued:
 Employee stock purchase
  plan                             604                         301
 Long-term incentive plan        3,442                       1,654
Amortization of unearned
  compensation                   1,736
Other                              436                         590         (261)
                           -----------   -----------   -----------  -----------
Balance, September 30,
 1995                      $ 1,117,182   $   870,930   $    32,202  $   493,876
                           ===========   ===========   ===========  ===========
Balance, January 1, 1996   $ 1,122,215   $   870,930   $    32,210  $   518,837
Net income                     125,325                                  125,325
Dividends:
 Preferred shares                 (119)                                    (119)
 Common shares                 (77,039)                                 (77,039)
Treasury shares acquired       (61,940)
Issued:
 Employee stock purchase
  plan                             615                         361
 Long-term incentive plan        1,714                         184
Amortization of unearned
 compensation                    1,748
Unrealized gain on
 available for sale
 securities                        435
Other                              (12)                         19         (101)
                           -----------   -----------   -----------  -----------
Balance, September 30,
 1996                      $ 1,112,942   $   870,930   $    32,774  $   566,903
                           ===========   ===========   ===========  ===========

                                     Dollars in Thousands              Shares
                           ---------------------------------------  -----------
                                          Currency
  Nine Months Ended          Treasury    Translation                   Common
     (continued)              Shares      Adjustment      Other        Shares
========================   ===========   ===========   ===========  ===========

Balance, January 1, 1995   $  (237,193)  $    (1,504)  $      (970)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (44,093)
Issued:
 Employee stock purchase
  plan                             303
 Long-term incentive plan        9,509                      (7,721)
Amortization of unearned
 compensation                                                1,736
Other                                            107
                           -----------   -----------   -----------  -----------
Balance, September 30,
 1995                      $  (271,474)  $    (1,397)  $    (6,955)  73,892,109
                           ===========   ===========   ===========  ===========
Balance, January 1, 1996   $  (293,223)  $    (1,930)  $    (4,609)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (61,940)
Issued:
 Employee stock purchase
  plan                             254
 Long-term incentive plan        2,102                        (572)
Amortization of unearned
 compensation                                                1,748
Unrealized gain
 on available for sale
 securities                                                    435
Other                                             70
                           -----------   -----------   -----------  -----------
Balance, September 30,
 1996                      $  (352,807)  $    (1,860)  $    (2,998)  73,892,109
                           ===========   ===========   ===========  ===========

                              Shares
                           -----------
   Nine Months Ended         Treasury
     (continued)              Shares
========================   ===========

Balance, January 1, 1995    (9,986,720)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,366,741)
Issued:
 Employee stock purchase
  plan                          19,022
 Long-term incentive plan      381,250
Amortization of unearned
 compensation
Other
                           -----------
Balance, September 30,
 1995                      (10,953,189)
                           ===========

Balance, January 1, 1996   (11,512,513)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,666,768)
Issued:
 Employee stock purchase
  plan                          15,965
 Long-term incentive plan       79,150
Amortization of unearned
 compensation
Unrealized gain
 on available for sale
 securities
Other
                           -----------
Balance, September 30,
 1996                      (13,084,166)
                           ===========

                                         Dollars in Thousands
                         ------------------------------------------------------
                                                       Additional
                                           Common       Paid-in       Retained
  Twelve Months Ended         Total        Shares       Capital       Earnings
========================   ===========   ===========  ===========   ===========

Balance, October 1, 1994   $ 1,089,838   $   870,930  $    28,317   $   423,667
Net income                     172,570                                  172,570
Dividends:
 Preferred shares               (3,063)                                  (3,063)
 Common shares                 (99,021)                                 (99,021)
Treasury shares acquired       (51,677)
Issued:
 Employee stock purchase
  plan                             604                        301
 Long-term incentive plan        3,748                      1,656
Amortization of unearned
  compensation                   1,929
Other                            2,254                      1,928          (277)
                           -----------   -----------   ----------   -----------
Balance, September 30,
 1995                      $ 1,117,182   $   870,930   $   32,202   $   493,876
                           -----------   -----------   ----------   -----------
Net income                     177,153                                  177,153
Dividends:
 Preferred shares                 (885)                                    (885)
 Common shares                (103,140)                                (103,140)
Treasury shares acquired       (87,030)
Issued:
 Employee stock purchase
  plan                             615                        361
 Long-term incentive plan        5,057                        186
Amortization of unearned
 compensation                    2,425
Unrealized gain on
 available for sale
 securities                      2,104
Other                             (539)                        25          (101)
                           -----------   -----------   ----------   -----------
Balance, September 30,
 1996                      $ 1,112,942   $   870,930   $   32,774   $   566,903
                           ===========   ===========   ==========   ===========

                                     Dollars in Thousands              Shares
                           --------------------------------------   -----------
                                          Currency
  Twelve Months Ended        Treasury    Translation                   Common
       (continued)            Shares      Adjustment      Other        Shares
========================   ===========   ===========   ==========   ===========

Balance, October 1, 1994   $  (229,913)  $    (2,000)  $   (1,163)   73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (51,677)
Issued:
 Employee stock purchase
  plan                             303
 Long-term incentive plan        9,813                     (7,721)
Amortization of unearned
 compensation                                               1,929
Other                                            603
                           -----------   -----------   ----------   -----------
Balance, September 30,
 1995                      $  (271,474)  $    (1,397)  $   (6,955)   73,892,109
                           -----------   -----------   ----------   -----------
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (87,030)
Issued:
 Employee stock purchase
  plan                             254
 Long-term incentive plan        5,443                       (572)
Amortization of unearned
 compensation                                               2,425
Unrealized gain on
 available for sale
 securities                                                 2,104
Other                                           (463)
                           -----------   -----------   ----------   -----------
Balance, September 30,
 1996                      $  (352,807)  $    (1,860)  $   (2,998)   73,892,109
                           ===========   ===========   ==========   ===========

                              Shares
                           -----------
  Twelve Months Ended        Treasury
     (continued)              Shares
========================   ===========

Balance, October 1, 1994    (9,728,999)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,637,162)
Issued:
 Employee stock purchase
  plan                          19,022
 Long-term incentive plan      393,950
Amortization of unearned
 compensation
Other
                           -----------
Balance, September 30,
 1995                      (10,953,189)
                           -----------
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (2,357,692)
Issued:
 Employee stock purchase
  plan                          15,965
 Long-term incentive plan      210,750
Amortization of unearned
 compensation
Unrealized gain
 on available for sale
 securities

Other
                           -----------
Balance, September 30,
 1996                      (13,084,166)
                           ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Three Months
                                                     Ended September 30,
                                                   -----------------------
                                                     1996          1995
                                                   =========     =========
                                                    (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                        $  34,410     $  36,358

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       55,044        50,685
  Deferred federal and state operating
   income taxes, net                                   1,998         4,254
  Deferred investment tax credits, net                (1,984)       (1,869)
  Advance contract payment                               475             0
  Change in certain assets and liabilities -
   Accounts receivable, net                           20,234         9,215
   Electric production fuel                             (301)        2,915
   Materials and supplies                              2,168         2,380
   Natural gas in storage                            (53,023)      (35,734)
   Accounts payable                                  (10,235)          248
   Taxes accrued                                     (22,354)      (20,383)
   Fuel adjustment clause                              1,816        (5,763)
   Gas cost adjustment clause                        (10,763)       (6,114)
   Accrued employment costs                              797           858
   Other accruals                                     (2,265)          574
   Other, net                                         41,088        18,496
                                                   ---------     ---------
      Net cash provided by operating activities       57,105        56,120
                                                   ---------     ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Utility construction expenditures                  (44,506)      (38,731)
  Construction expenditures related to
   Crossroads Pipeline Company                        (1,007)       (1,548)
  Other, net                                          (8,491)      (12,076)
                                                   ---------     ---------
      Net cash used in investing activities          (54,004)      (52,355)
                                                   ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                               0         7,715
  Issuance of short-term debt                        519,050        68,797
  Net change in commercial paper                       3,500        42,900
  Retirement of long-term debt                       (80,434)      (97,706)
  Retirement of short-term debt                     (374,350)      (16,732)
  Retirement of preferred shares                        (600)       (1,008)
  Issuance of common shares                              853         1,024
  Acquisition of treasury shares                     (13,904)      (11,854)
  Cash dividends paid on common shares               (25,692)      (24,550)
  Cash dividends paid on preferred shares                  0        (2,619)
  Other, net                                             121            96
                                                   ---------     ---------
      Net cash provided by (used in)
       financing activities                           28,544       (33,937)
                                                   ---------     ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 31,645       (30,172)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  31,260        48,670
                                                   ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $  62,905     $  18,498
                                                   =========     =========

                                                         Nine Months
                                                     Ended September 30,
                                                   -----------------------
                                                     1996          1995
                                                   =========     =========
                                                    (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                        $ 125,325     $ 123,637

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                      162,747       149,550
  Deferred federal and state operating
   income taxes, net                                  14,939       (17,700)
  Deferred investment tax credits, net                (5,322)       (5,605)
  Advance contract payment                           (17,575)            0
  Change in certain assets and liabilities -
   Accounts receivable, net                           49,399        31,108
   Electric production fuel                          (16,940)        1,544
   Materials and supplies                              5,246        (1,099)
   Natural gas in storage                            (21,669)        3,730
   Accounts payable                                   (5,547)      (43,673)
   Taxes accrued                                     (16,174)        9,586
   Fuel adjustment clause                                494        (7,069)
   Gas cost adjustment clause                        (58,286)       55,009
   Accrued employment costs                           (8,232)       (2,297)
   Other accruals                                    (11,032)       29,144
   Other, net                                         18,401        24,602
                                                   ---------     ---------
      Net cash provided by operating activities      215,774       350,467
                                                   ---------     ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Utility construction expenditures                 (124,664)     (135,215)
  Construction expenditures related to
   Crossroads Pipeline Company                        (1,371)       (2,480)
  Other, net                                         (23,060)      (20,511)
                                                   ---------     ---------
      Net cash used in investing activities         (149,095)     (158,206)
                                                   ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                          77,450       181,689
  Issuance of short-term debt                      1,117,458       476,936
  Net change in commercial paper                      58,500      (120,100)
  Retirement of long-term debt                       (89,171)     (123,662)
  Retirement of short-term debt                   (1,022,385)     (504,324)
  Retirement of preferred shares                     (37,046)       (6,339)
  Issuance of common shares                            2,267         3,852
  Acquisition of treasury shares                     (61,940)      (44,093)
  Cash dividends paid on common shares               (77,685)      (74,572)
  Cash dividends paid on preferred shares               (119)       (4,150)
  Other, net                                             401           559
                                                   ---------     ---------
      Net cash provided by (used in)
       financing activities                          (32,270)     (214,204)
                                                   ---------     ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 34,409       (21,943)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  28,496        40,441
                                                   ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $  62,905     $  18,498
                                                   =========     =========

                                                        Twelve Months
                                                      Ended September 30,
                                                   -----------------------
                                                     1996          1995
                                                   =========     =========
                                                    (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                        $ 177,153     $ 172,570

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                      214,334       199,014
  Deferred federal and state operating
   income taxes, net                                  29,958       (21,284)
  Deferred investment tax credits, net                (7,232)       (7,433)
  Advance contract payment                           (17,575)            0
  Change in certain assets and liabilities -
   Accounts receivable, net                          (15,814)      (12,007)
   Electric production fuel                          (14,395)        3,794
   Materials and supplies                              6,731         1,329
   Natural gas in storage                             (8,489)       12,898
   Accounts payable                                   31,105       (33,428)
   Taxes accrued                                     (34,962)       36,965
   Fuel adjustment clause                             (1,124)       (3,795)
   Gas cost adjustment clause                        (88,746)        8,535
   Accrued employment costs                           (3,051)          758
   Other accruals                                    (17,453)       25,095
   Other, net                                          6,359        18,911
                                                   ---------     ---------
      Net cash provided by operating activities      256,799       401,922
                                                   ---------     ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Utility construction expenditures                 (179,203)     (181,143)
  Construction expenditures related to
   Crossroads Pipeline Company                        (2,103)       (3,153)
  Other, net                                         (54,298)      (25,198)
                                                   ---------     ---------
      Net cash used in investing activities         (235,604)     (209,494)
                                                   ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                          75,316       190,418
  Issuance of short-term debt                      1,931,495       755,736
  Net change in commercial paper                      94,000       (96,700)
  Retirement of long-term debt                       (87,614)      (84,143)
  Retirement of short-term debt                   (1,770,311)     (811,910)
  Retirement of preferred shares                     (37,802)      (14,484)
  Issuance of common shares                            5,804         4,158
  Acquisition of treasury shares                     (87,030)      (51,677)
  Cash dividends paid on common shares              (102,156)      (97,637)
  Cash dividends paid on preferred shares                968        (4,916)
  Other, net                                             542           478
                                                   ---------     ---------
      Net cash provided by (used in)
       financing activities                           23,212      (210,677)
                                                   ---------     ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 44,407       (18,249)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  18,498        36,747
                                                   ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $  62,905     $  18,498
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

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions, as a percentage of the cost of depreciable utility plant, were approximately 4.3%, 4.2%, and 4.2% for the three-month, nine-month, and twelve-month periods ended September 30, 1996, respectively; and 4.0%, 4.1%, and 4.1% for the three-month, nine-month, and twelve-month periods ended September 30, 1995. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

      Kokomo Gas provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 3.1% for the three-month, nine-month, and twelve-month periods ended September 30, 1996; and 3.2% for the three-month, nine-month, and twelve-month periods ended September 30, 1995.

      NIFL provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.75% for the three-month, nine-month, and twelve-month periods ended September 30, 1996 and September 30, 1995.

      Crossroads provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.5% for the three-month, nine-month, and twelve-month periods ended September 30, 1996 and September 30, 1995.

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

      ACCOUNTS RECEIVABLE. At September 30, 1996, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 1997.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Industries considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                   Three Months          Nine Months         Twelve Months
                Ended September 30,  Ended September 30,  Ended September 30,
                -------------------  -------------------  -------------------
                  1996       1995      1996       1995      1996       1995
                ========   ========  ========   ========  ========   ========
                                   (Dollars in thousands)

Income taxes    $ 20,047   $ 30,500  $ 75,795   $ 80,100  $113,635   $104,989

Interest, net
 of amounts
 capitalized    $ 15,141   $ 15,375  $ 56,089   $ 56,307  $ 89,103   $ 81,208

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

      NATURAL GAS IN STORAGE. Northern Indiana's natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in September 1996 and December 1995 the estimated replacement cost of gas in storage (current and non-current) at September 30, 1996 and December 31, 1995 exceeded the stated LIFO cost by approximately $20 million and $30 million, respectively. Certain other subsidiaries of Industries have natural gas in storage valued at average cost.

      HEDGING ACTIVITIES. Industries' gas subsidiaries use commodity futures contracts, options and swap (derivative financial instruments) to hedge the impact of natural gas price fluctuations related to its business activities. Gains and losses on these derivative financial instruments are deferred and recognized in income concurrent with the related purchases and sales of natural gas.

      As of September 30, 1996, Industries had open derivative financial instruments representing hedges of natural gas sales of 4.4 billion cubic feet
(Bcf) and natural gas purchases of 3.1 Bcf. The deferred gain on these derivative financial instruments totalled $0.6 million. This gain will be included in the margin on the related natural gas transactions.

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

                                                September 30,  December 31,
                                                    1996           1995
                                                =============  ============
                                                    (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 16)                                 $      51,140  $     53,776
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                 71,818        74,981
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     11,050        11,517
Deferral of SFAS No. 106 expense not
 recovered (Note 9)                                    82,327        64,834
FERC Order No. 636
 transition costs (Note 5)                             31,579        25,038
                                                -------------  ------------
                                                      247,914       230,146
Less: Current portion of regulatory assets             34,387        17,655
                                                -------------  ------------
                                                $     213,527  $    212,491
                                                =============  ============

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

      FOREIGN CURRENCY TRANSLATION. Translation gains or losses are based upon the end-of-period exchange rate and are recorded as a separate component of common shareholders' equity.

      INVESTMENTS IN REAL ESTATE. Development has invested in a series of affordable housing projects in the Utilities' service territory. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Development accounts for these investments using the equity method. Investments, at equity, include $24.2 million and $21.9 million relating to affordable housing projects at September 30, 1996 and December 31, 1995, respectively.

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

      On July 3, 1995, the Project engineer notified TBV that an Acceptance and Completion Certificate had not been issued as of June 30, 1995. Elm then notified TBV that it was rejecting the Project in accordance with the terms of the contract between it and TBV. As a result, on July 3, 1995 Barclays Bank, as agent for the banks which had provided financing for the Project, issued a notice of an event of default to Elm. On July 4, 1995, the Project engineer notified TBV that, in accordance with the contract between Elm and TBV, all monies previously paid by Elm to TBV (29.6 million Pounds Sterling) were to be reimbursed by TBV to Elm. The certificate issued by the Project engineer was adjudicated under a procedure provided in the construction contract, and the adjudicator confirmed the full 29.6 million Pounds Sterling as owing to Elm. TBV has filed suit in the English courts to enjoin enforcement of the adjudicator's decision, to challenge again the Project engineer's decision and to allege breaches of the underlying construction contract and misrepresentations by Elm. Elm has counterclaimed and is aggressively pursuing its remedies.

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

      Development believes that it and Elm have sustainable and adequate remedies under the construction contract such that rejection will not have a material adverse effect on Industries. Elm is continuing to operate the plant. The banks which provided the financing for the plant are continuing to support its operations and to provide working capital under an uncommitted loan facility which is repayable on demand or, in any event, May 31, 1997 (unless extended). However, because of the ongoing defaults under the Project financing and the demand nature of the uncommitted working capital loan facility, the banks have the right to ask that the operation of the plant be terminated and the assets sold. In that event, some or all of Industries' investments in Elm may be at risk. Industries' investments in Elm were approximately $12.4 million at September 30, 1996.

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

      The Utilities expect that the total transition costs from all suppliers will approximate $139 million; however, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $106 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(6) ENVIRONMENTAL MATTERS: The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of $8.4 million to cover probable corrective actions as of September 30, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Industries.

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

      During the course of investigation activities, Northern Indiana noted the presence of manufactured-gas plant residuals in the St. Mary's River in Fort Wayne, Indiana and the Wabash River in Peru, Indiana. Northern Indiana notified the IDEM and the EPA and immediately took steps to contain the material at both sites.

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

      To the extent certain deferred income taxes of the Utilities are recoverable or payable through future rates, regulatory assets and liabilities have been established. Regulatory assets are primarily attributable to undepreciated AFUDC-equity and the cumulative net amount of other income tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate-making process. Regulatory liabilities are primarily attributable to the Utilities' obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal tax rate currently being credited to ratepayers using the average rate assumption method and unamortized deferred investment tax credits.

      The components of the net deferred income tax liability at September 30, 1996 and December 31, 1995 are as follows:

                                          September 30,  December 31,
                                               1996          1995
                                          =============  ============
                                             (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences          $     717,801  $    706,715
 AFUDC-equity                                    38,389        40,083
 Adjustment clauses                              25,772         4,613
 Take-or-pay gas costs                              985         1,550
 Other regulatory assets                         31,893        28,930
 Reacquisition premium on debt                   19,398        20,397

Deferred tax assets -
 Deferred investment tax credits                (41,835)      (43,854)
 Removal costs                                 (123,858)     (118,064)
 FERC Order No. 636 transition costs             (2,501)       (4,400)
 Other postretirement/postemployment
   benefits                                     (40,755)      (32,512)
 Other, net                                      (7,521)      (12,575)
                                          -------------  ------------
                                                617,768       590,883
Less: Deferred income taxes related to
 current assets and liabilities                  13,986        (6,057)
                                          -------------  ------------
Deferred income taxes - noncurrent        $     603,782  $    596,940
                                          =============  ============

      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                      Three Months            Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                     1996       1995        1996       1995
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  15,362  $  19,344   $  56,767  $  90,919
 State                                2,585      2,977       9,105     13,440
                                  ---------  ---------   ---------  ---------
                                     17,947     22,321      65,872    104,359
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                              1,767      3,876      13,557    (16,482)
 State                                  231        378       1,382     (1,218)
                                  ---------  ---------   ---------  ---------
                                      1,998      4,254      14,939    (17,700)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,984)    (1,869)     (5,322)    (5,605)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             17,961     24,706      75,489     81,054

Income tax applicable to non-
 operating activities and income
 of non-utility subsidiaries          2,116     (1,008)         40     (6,021)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  20,077  $  23,698   $  75,529  $  75,033
                                  =========  =========   =========  =========

                                      Twelve Months
                                   Ended September 30,
                                  --------------------
                                     1996       1995
                                  =========  =========
                                 (Dollars in thousands)

Current income taxes -
 Federal                          $  69,072  $ 117,456
 State                               11,086     17,519
                                  ---------  ---------
                                     80,158    134,975
                                  ---------  ---------
Deferred income taxes, net -
 Federal                             27,395    (19,809)
 State                                2,563     (1,475)
                                  ---------  ---------
                                     29,958    (21,284)
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,232)    (7,433)
                                  ---------  ---------
  Total utility operating income
   taxes                            102,884    106,258

Income tax applicable to non-
 operating activities and income
 of non-utility subsidiaries         (3,189)   (17,577)
                                  ---------  ---------
  Total income taxes              $  99,695  $  88,681
                                  =========  =========

      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                       Three Months           Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                     1996       1995        1996       1995
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  34,410  $  36,358   $ 125,325  $ 123,637
Add-Income taxes                     20,077     23,698      75,529     75,033
 Dividend requirements on
  preferred stocks of subsidiary      2,174      2,231       6,551      6,821
                                  ---------  ---------   ---------  ---------
Income before preferred dividend
 requirements of subsidiary and
 income taxes                     $  56,661  $  62,287   $ 207,405  $ 205,491
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  19,832  $  21,801   $  72,592  $  71,922

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   1,007      1,005       3,020      3,014
  Amortization of deferred
   investment tax credits            (1,984)    (1,869)     (5,322)    (5,605)
  State income taxes, net of
   federal income tax benefit         1,946      2,269       7,337      7,218
  Fair market value of property
   donated in excess of book value        0          0           0          0
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (1,409)    (1,360)     (4,228)    (4,079)
  Other, net                            685      1,852       2,130      2,563
                                  ---------  ---------   ---------  ---------
    Total income taxes            $  20,077  $  23,698   $  75,529  $  75,033
                                  =========  =========   =========  =========

                                     Twelve Months
                                   Ended September 30,
                                  --------------------
                                     1996       1995
                                  =========  =========
                                 (Dollars in thousands)

Net income                        $ 177,153  $ 172,570
Add-Income taxes                     99,695     88,681
 Dividend requirements on
  preferred stocks of subsidiary      8,776      9,118
                                  ---------  ---------
Income before preferred dividend
 requirements of subsidiary and
 income taxes                     $ 285,624  $ 270,369
                                  =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  99,969  $  94,630

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   4,024      4,156
  Amortization of deferred
   investment tax credits            (7,232)    (7,433)
  State income taxes, net of
   federal income tax benefit         9,598      9,399
  Fair market value of property
   donated in excess of book value        0     (7,753)
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (5,814)    (5,991)
  Other, net                           (850)     1,673
                                  ---------  ---------
    Total income taxes            $  99,695  $  88,681
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

      The following items are the components of provisions for pensions for the three-month, nine-month, and twelve-month periods ended September 30, 1996 and September 30, 1995:

                     Three Months        Nine Months         Twelve Months
                        Ended               Ended                Ended
                    September 30,       September 30,        September 30,
                 ------------------  -------------------  ------------------
                   1996      1995      1996       1995      1996      1995
                 ========  ========  ========   ========  ========  ========
                                   (Dollars in thousands)

Service costs    $  4,495  $  3,264  $ 15,083   $  9,861  $ 17,453  $ 12,108
Interest costs     17,482    13,371    49,611     40,047    62,075    51,985
Estimated return
 on plan assets   (20,874)  (12,899)  (58,977)   (38,627) (155,593)   13,334
Amortization of
 transition
 obligation         1,791     1,355     5,054      4,066     6,410     5,447
Other net
 amortization
 and deferral         846       636     2,396      1,954    86,607   (61,331)
                 --------  --------  --------   --------  --------  --------
                 $  3,740  $  5,727  $ 13,167   $ 17,301  $ 16,952  $ 21,543
                 ========  ========  ========   ========  ========  ========

      Assumptions used in the valuation and determination of 1996 and 1995 pension expenses were as follows:

                                                     1996         1995
                                                    =====        =====

Discount rate                                       7.25%        8.75%
Rate of increase in compensation levels             5.50%        5.50%
Expected long-term rate of return on assets         9.00%        9.00%

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

      Northern Indiana's current rate-making includes the cost of providing these benefits based on the related insurance premiums. On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate-making purposes consistent with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," and authorized the deferral of the differences between the net periodic postretirement benefits costs and the insurance premiums paid for such benefits as a regulatory asset until such time as the accrual cost method may be reflected in the rate-making process. The Commission stated that a deferral period of four years or less would be rebuttably presumed to be reasonable and also indicated each utility would have to demonstrate its postretirement benefit costs were prudent and reasonably incurred at the time such costs were proposed to be recovered in the rate-making process. Northern Indiana has been deferring as a regulatory asset the difference between the amount that would have been charged to expense under pay-as-you-go accounting and the amount accrued in accordance with the standard in anticipation of approval for these costs in the rate-making process.

      Northern Indiana has taken the initial steps to seek regulatory approval for inclusion of postretirement benefit costs in the rate-making process. These costs would include an amortization of the existing regulatory asset consistent with the remaining amortization period for the transition obligation. Management believes that Northern Indiana will ultimately be successful in obtaining such approval.

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

       Net periodic postretirement benefits costs for the three-month, nine-month, and twelve-month periods ended September 30, 1996 and September 30, 1995 include the following components:

                     Three Months         Nine Months         Twelve Months
                        Ended                Ended                Ended
                    September 30,        September 30,        September 30,
                 ------------------   ------------------   ------------------
                   1996      1995       1996      1995       1996      1995
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Service costs    $  1,621  $  1,526   $  4,861  $  4,578   $  6,359  $  6,715
Interest costs      5,079     4,745     15,238    14,235     20,034    19,294
Amortization of
 transition
 obligation
 over twenty
 years              3,095     2,899      9,285     8,697     12,181    11,644
Amortization of
 unrecognized
 actuarial
 gain                (583)     (541)    (1,748)   (1,623)    (2,304)   (1,623)
                 --------  --------   --------  --------   --------  --------
                 $  9,212  $  8,629   $ 27,636  $ 25,887   $ 36,270  $ 36,030
                 ========  ========   ========  ========   ========  ========

      The net periodic postretirement benefit costs for 1996 were determined assuming a 7.25% discount rate, a 5% rate of compensation increase, and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1996 by approximately $40.9 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.3 million and $3.9 million for the three-month and nine-month period ended September 30, 1996. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

(10)  AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS:

      INDUSTRIES -
        20,000,000 shares - Preferred - without par value

      Effective March 2, 1990, 2,000,000 of Industries' Series A
Junior Participating Preferred Shares were reserved for issuance pursuant to the Share Purchase Rights Plan described in Note 14, Common Shares.

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

(11) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF THE ISSUER, OUTSTANDING AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (SEE NOTE 10):

                                                                 Redemption
                                                                  Price at
                                  September 30,   December 31,  September 30,
                                      1996            1995           1996
                                  =============  =============  =============
                                     (Dollars in thousands)

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

 Cumulative preferred stock -
  no par value -
   Adjustable rate (6.00% at
    September 30, 1996), Series A
    (stated value $50 per share)
    473,285 and 477,185 shares
    outstanding, respectively            23,664         23,859         $50.00
                                   ------------   ------------
                                   $     81,129   $     81,325
                                   ============   ============

      During the period October 1, 1994 to September 30, 1996, there were no additional issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(12) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (SEE NOTE 10):

                                                  September 30,   December 31,
                                                      1996            1995
                                                  =============  =============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of issuer:

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Cumulative preferred stock - $100 par value -
  8.85% series - 75,000 and 87,500 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year              $       7,500  $      8,750

  7-3/4% series - 50,014 shares outstanding,
   excluding sinking fund payments due within
   one year                                               5,001         5,001

  8.35% series - 63,000 and 69,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year                      6,300         6,900

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding              43,000        43,000
                                                  -------------  ------------
                                                         61,801        63,651
                                                  -------------  ------------
NIPSCO INDUSTRIES, INC.:
 Cumulative preferred shares - without par
  value - 8.75% series (stated value - $100
  per share), 0 and 350,000 shares
  outstanding, respectively                                   0        35,000
                                                  -------------  ------------
                                                  $      61,801  $     98,651
                                                  =============  ============

      Pursuant to mandatory redemption provisions, all 350,000 shares of 8.75% Series Cumulative Preferred Shares were redeemed by Industries on
January 12, 1996 for $100 per share plus accrued dividends.

      The redemption prices at September 30, 1996, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

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

  8.35%  $103.93, reduced periodically           3,000 shares on or before
                                                  July 1; increasing to
                                                  6,000 shares beginning
                                                  in 2004; noncumulative
                                                  option to double amount
                                                  each year.

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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.

      Sinking fund requirements with respect to redeemable preferred stocks outstanding at September 30, 1996 for each of the twelve-month periods subsequent to September 30, 1997 are as follows:


Twelve Months Ended September 30,*
==================================

1998                    $1,827,700
1999                    $1,827,700
2000                    $1,827,700
2001                    $1,827,700

* Table does not reflect redemptions made after September 30, 1996.

(13) COMMON SHARE DIVIDEND: During the next few years, Industries expects that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At September 30, 1996, Northern Indiana had approximately $140.4 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings, and the absence of adverse developments.

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

      COMMON SHARE REPURCHASES. The Board has authorized the repurchase of common shares. At September 30, 1996, Industries had purchased approximately
17.6 million shares at an average price of $25.39 per share since 1990. Including 3.5 million shares authorized on March 26, 1996, approximately 3.4 million additional common shares may be repurchased under the Board's authorization.

(15)  LONG-TERM INCENTIVE PLAN:  Industries has two Long-Term Incentive
Plans for key management employees that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998 and 2004, respectively. At September 30, 1996, there were 12,011 shares and 2,189,700 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, and performance units. No incentive stock options or performance units were outstanding at September 30, 1996. Under both Plans, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option's maximum term is ten years and vests one year from the date of grant.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries stock, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1996 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 262,000 and 330,500 restricted shares outstanding at September 30, 1996 and December 31, 1995, respectively.

      The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 100,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options in the future. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of September 30, 1996, 30,750 shares were issued under the Plan.

      Industries accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against income for restricted stock awards was $0.6, $1.7, and $2.2 million for the three-month, nine-month, and twelve-month periods ending September 30, 1996. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Industries' net income and earnings per share would have been reduced to the following pro forma amounts:

                             Three Months     Nine Months    Twelve Months
                                 Ended           Ended           Ended
                             September 30,   September 30,   September 30,
                                 1996            1996            1996
                             =============   =============   =============

Net Income:
(Dollars in thousands)
 As reported                      $ 34,410       $ 125,325       $ 177,153
 Pro forma                        $ 34,238       $ 124,838       $ 176,503

Earnings Per Share:
 As reported                      $   0.56       $    2.03       $    2.85
 Pro forma                        $   0.56       $    2.03       $    2.85
</TABLE/

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

      The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month, nine-month, and twelve-month periods ended September 30, 1996: risk-free interest rate of 6.39%, expected dividend yield of $1.68 per share, expected option term of five years, and expected volatility of 13.2%.

      Changes in outstanding shares under option and SARs for the three-month, nine-month, and twelve-month periods ended September 30, 1996 and 1995 are as follows:


                                          NONQUALIFIED STOCK OPTIONS
                                -------------------------------------------
                                           Weighted                Weighted
                                           Average                 Average
   Three Months Ended                      Option                  Option
      September 30,                1996    Price           1995    Price
===========================     =========  ========     =========  ========

Balance beginning of period     1,062,700  $  28.62       995,900  $  27.07
 Granted                          278,300  $  37.81       277,450  $  32.44
 Exercised                        (26,100) $  27.15       (29,000) $  22.74
 Canceled                               0                  (2,000) $  32.44
                                ---------               ---------
Balance end of period           1,314,900  $  30.59     1,242,350  $  28.36
                                =========               =========
Shares exercisable              1,036,600  $  28.66       961,900  $  27.18
                                =========               =========
Weighted average fair value
 of options granted             $    5.00               $    3.87
                                =========               =========

                                         NONQUALIFIED STOCK OPTIONS
                                -------------------------------------------
                                           Weighted                Weighted
                                           Average                 Average
   Nine Months Ended                       Option                  Option
      September 30,               1996     Price          1995     Price
===========================     =========  ========     =========  ========

Balance beginning of period     1,107,750  $  28.55     1,097,550  $  26.59
 Granted                          278,300  $  37.81       282,450  $  32.40
 Exercised                        (64,150) $  26.42      (128,250) $  22.61
 Canceled                          (7,000) $  32.44        (9,400) $  21.86
                                ---------               ---------
Balance end of period           1,314,900  $  30.59     1,242,350  $  28.36
                                =========               =========
Shares exercisable              1,036,600  $  28.66       961,900  $  27.18
                                =========               =========
Weighted average fair value
 of options granted             $    5.00               $    3.89
                                =========               =========

                                          NONQUALIFIED STOCK OPTIONS
                                -------------------------------------------
                                           Weighted                Weighted
                                           Average                 Average
   Twelve Months Ended                     Option                  Option
      September 30,                1996    Price           1995    Price
===========================     =========  ========     =========  ========

Balance beginning of period     1,242,350  $  28.36     1,112,250  $  26.55
 Granted                          278,300  $  37.81       282,450  $  32.40
 Exercised                       (195,750) $  26.60      (140,950) $  22.61
 Canceled                         (10,000) $  32.44       (11,400) $  23.07
                                ---------               ---------
Balance end of period           1,314,900  $  30.59     1,242,350  $  28.36
                                =========               =========
Shares exercisable              1,036,600  $  28.66       961,900  $  27.18
                                =========               =========
Weighted average fair value
 of options granted             $    5.00               $    3.89
                                =========               =========

                                    NONQUALIFIED STOCK OPTIONS WITH SARs
                                -------------------------------------------
   Three Months Ended                      Option                   Option
      September 30,                1996    Price           1995     Price
===========================     =========  ========     =========  ========

Balance beginning of period         5,600  $  10.94         5,600  $  10.94
 Granted                                0                       0
 Exercised                              0                       0
 Canceled                               0                       0
                                ---------               ---------
Balance end of period               5,600  $  10.94         5,600  $  10.94
                                =========               =========
Shares exercisable                  5,600  $  10.94         5,600  $  10.94
                                =========               =========

                                    NONQUALIFIED STOCK OPTIONS WITH SARs
                                -------------------------------------------
   Nine  Months Ended                      Option                  Option
      September 30,                1996    Price           1995    Price
===========================     =========  ========     =========  ========

Balance beginning of period         5,600  $  10.94         9,900  $  10.94
 Granted                                0                       0
 Exercised                              0                  (4,300) $  10.94
 Canceled                               0                       0
                                ---------               ---------
Balance end of period               5,600  $  10.94         5,600  $  10.94
                                =========               =========
Shares exercisable                  5,600  $  10.94         5,600  $  10.94
                                =========               =========

                                    NONQUALIFIED STOCK OPTIONS WITH SARs
                                -------------------------------------------
   Twelve Months Ended                     Option                  Option
       September 30,               1996    Price           1995    Price
===========================     =========  ========     =========  ========

Balance beginning of period         5,600  $  10.94         9,900  $  10.94
 Granted                                0                       0
 Exercised                              0                  (4,300) $  10.94
 Canceled                               0                       0
                                ---------               ---------
Balance end of period               5,600  $  10.94         5,600  $  10.94
                                =========               =========
Shares exercisable                  5,600  $  10.94         5,600  $  10.94
                                =========               =========

      The following table summarizes information about non-qualified stock options at September 30, 1996:

                         OPTIONS OUTSTANDING
--------------------------------------------------------------------------
                      Number         Weighted Average
   Range of        Outstanding at       Remaining        Weighted Average
  Option Price     Sept. 30, 1996    Contractual Life      Option Price
================   ==============   ==================   =================

$10.94 to $17.73        94,400           3.33 years            $16.73
$22.94 to $28.75       443,700           6.60 years            $26.58
$30.31 to $37.81       776,800           8.65 years            $34.58
----------------     ---------           ----------            ------
$10.94 to $37.81     1,314,900           7.57 years            $30.59
                     =========

                         OPTIONS EXERCISABLE
--------------------------------------------------------------------------
                                  Number
   Range of                    Exercisable at             Weighted Average
  Option Price               September 30, 1996             Option Price
================             ==================          =================

$10.94 to $17.73                    94,400                     $16.73
$22.94 to $28.75                   443,700                     $26.58
$30.31 to $33.19                   498,500                     $32.77
----------------                 ---------                     ------
$10.94 to $33.19                 1,036,600                     $28.66
                                 =========

(16) LONG-TERM DEBT: At September 30, 1996 and December 31, 1995, Industries' long-term debt, excluding amounts due within one year, issued and not retired or canceled was as follows:

                                                    AMOUNT OUTSTANDING
                                               ---------------------------
                                               September 30,   December 31,
                                                   1996           1995
                                               =============   ============
                                                  (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
First mortgage bonds -
 Series O, 6-3/8%, due September 1, 1997       $          0   $     25,747
 Series P, 6-7/8%, due October 1, 1998               14,509         14,509
 Series T, 7-1/2%, due April 1, 2002                 40,000         40,500
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                           109,509        135,756
                                               ------------   ------------
Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    20,000         20,000
 Series 1988 Bonds - Jasper County -
  Series  A, B, and C - 3.67% weighted
  average at  September 30, 1996, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.60% weighted average at
   September 30, 1996, due November 1, 2007          24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 3.80% at September 30, 1996,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 3.80% at September 30, 1996,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 3.80% at September 30, 1996,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           243,000        243,000
                                               ------------   ------------
Medium-term notes -
 Interest rates between 5.83% and 7.64% with
  a weighted average interest rate of 6.85%
  and various maturities between April 6, 1998
  and January 19, 2024                              644,025        684,025
                                               ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (3,640)        (4,040)
                                               ------------   ------------
    Total long-term debt of
    Northern Indiana Public
    Service Company                                 992,894      1,058,741
                                               ------------   ------------
NIPSCO CAPITAL MARKETS, INC.
 Subordinated Debentures -
  Series A, 7-3/4%, due March 31, 2026               75,000              0
 Zero Coupon Notes - 7.57%, $72,500 at
  maturity, due December 1, 1997                     66,487         62,875
                                               ------------   ------------
    Total long-term debt of
    NIPSCO Capital Markets, Inc.                    141,487         62,875
                                               ------------   ------------
NIPSCO DEVELOPMENT COMPANY, INC.
 LAKE ERIE LAND COMPANY -
  Notes payable -
   8.25% - due June 30, 1998                            100            389
 ELM ENERGY AND RECYCLING (UK), LTD.
  Term Loan Facility-weighted average interest
   rate of 7.70% at September 30, 1996, due
   December 31, 2004                                 36,443         34,516
 NDC DOUGLAS PROPERTIES, INC.
  Notes Payable -
   Interest rates between 6.72% and 8.15% with
    a weighted average interest rate of 7.76%
    and maturities through April 1, 2006             19,760         19,207
                                               ------------   ------------
    Total long-term debt of
    NIPSCO Development Company,Inc.                  56,303         54,112
                                               ------------   ------------
    Total long-term debt, excluding
    amounts due in one year                    $  1,190,684    $ 1,175,728
                                               ============   ============

      The sinking fund requirements of long-term debt outstanding at September 30, 1996 (including the maturity of Northern Indiana's first mortgage bonds: Series P, 6-7/8%, due October 1, 1998; Northern Indiana's medium-term notes due from April 6, 1998 to August 15, 2001; Capital Markets' Zero Coupon Notes due December 1, 1997; Lake Erie Land Company's notes payable due June 30, 1998; and NDC Douglas Properties, Inc. notes payable due
December 22, 1999), for each of the twelve-month periods subsequent to September 30, 1997 are as follows:


Twelve Months Ended September 30,
=================================

1998                $ 118,755,072
1999                $  25,434,923
2000                $ 166,163,628
2001                $  26,636,878

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

      In 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from one year to thirty years, for purposes of refinancing certain first mortgage bonds and medium-term notes. During 1994, $120.0 million of the Medium-Term
Notes, Series D, were issued to refinance certain first mortgage bonds.
On June 12, 1995, the remaining $169,275,000 of Medium-Term Notes, Series D, were issued and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z aggregating $94.8 million, on July 3, 1995.

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

      The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets (other than Northern Indiana), reflected in the consolidated financial statements of Industries, is approximately $482.4 million at September 30, 1996.
(17)  CURRENT PORTION OF LONG-TERM DEBT:  At September 30, 1996 and
December 31, 1995, Industries' current portion of long-term debt due within one year was as follows:

                                             September 30,     December 31,
                                                 1996              1995
                                             =============     ============
                                                  (Dollars in thousands)

  NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   First mortgage bonds -
    Series O, 6-3/8% - due September 1, 1997 $     25,747      $          0
   Medium-term notes -
    Interest rates of 5.78% and 5.82% with
     a weighted average interest rate of
     5.80% and maturities of July 25, 1997
     and July 28, 1997                             40,000            80,000
  NIPSCO CAPITAL MARKETS, INC.:
   Medium-term notes -
    9.95% - due June 10, 1996                           0             7,500
  LAKE ERIE LAND COMPANY:
   Notes payable                                    3,081             2,961
  ELM ENERGY AND RECYCLING (UK), LTD.:
   Term loan facility                               5,321             4,554
  NDC DOUGLAS PROPERTIES, INC.:
   Notes payable                                    2,235             1,840
                                             ------------      ------------
   Total current portion of long-term debt   $     76,384      $     96,855
                                             ============      ============

(18) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998 unless extended by its terms. As of September 30, 1996, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1997. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1996, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1996 and December 31, 1995, there were $186.7 million and $118.8 million of borrowings, respectively, outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1996, there were no borrowings outstanding under this facility.

      Northern Indiana and Capital Markets make use of commercial paper to fund short-term working capital requirements.

      Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1998, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the backup instrument for a commercial paper program. As of September 30, 1996, there were no borrowings outstanding under this agreement.

      Capital Markets also has $95 million of money market lines of credit. As of September 30, 1996 and December 31, 1995, $44.3 million and $17.4 million, respectively, of borrowings were outstanding under these lines of credit.

      At September 30, 1996 and December 31, 1995, Industries' short-term borrowings were as follows:

                                             September 30,      December 31,
                                                 1996              1995
                                             =============      ============
                                                  (Dollars in thousands)

  NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   Commercial paper -
    Weighted average interest rate of
     5.45% at September 30, 1996             $     88,000       $     44,800
   Notes payable -
    Issued at interest rates between 5.38%
     and 5.55% with a weighted average
     interest rate of 5.45% and various
     maturities between October 1, 1996
     and November 13, 1996                        186,700            118,800
  NIPSCO CAPITAL MARKETS, INC.:
   Commercial paper -
    Weighted average interest rate of
     5.59% at September 30, 1996                   92,000             76,700
   Notes payable -
    Issued at interest rates between 5.57%
     and 6.25% with a weighted average
     interest rate of 5.68% and maturities
     of October 1, 1996 and October 21, 1996       44,300             17,400
  LAKE ERIE LAND COMPANY:
   Notes payable -                                    299              1,239
  ELM ENERGY AND RECYCLING (UK), LTD.:
   Standby loan facility                            3,727              1,732
                                             ------------       ------------
   Total short-term borrowings               $    415,026       $    260,671
                                             ============       ============

(19) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.3 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 1996:


Twelve Months Ended September 30,
=================================
   (Dollars in thousands)

1997                     $  8,226
1998                        7,537
1999                        6,595
2000                        5,640
2001                        5,544
Later years                77,464
                         --------
Total minimum
 payments required       $111,006
                         ========

      The consolidated financial statements include rental expense for all operating leases as follows:

                            September 30,  September 30,
                                1996           1995
                            =============  =============
                               (Dollars in thousands)

Three months ended                $ 1,762        $ 2,189
Nine months ended                 $ 5,486        $ 6,176
Twelve months ended               $ 7,760        $ 7,784

(20) COMMITMENTS: The Utilities estimate that approximately $794 million will be expended for construction purposes for the period from January 1, 1996 to December 31, 2000. Substantial commitments have been made by the Utilities in connection with their program.

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

      LEC has entered into an agreement with USX Corporation - US Steel
Group to utilize a new 161 megawatt energy facility at USS Gary Works to process high-pressure steam into electricity and low-pressure process steam for a fifteen-year period. LEC has entered into an agreement to lease this facility, once constructed, from a third party. Under this agreement LEC is acting as the agent for the lessor to design, construct, and start up the energy facility. Capital Markets has guaranteed LEC obligations to the lessor during the construction period. Capital Markets also guarantees LEC's security deposit obligations relative to the lease and certain limited LEC obligations to the lessor. Construction of the project began in January 1996. The facility is scheduled to be operational in May 1997.

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

      Primary has advanced approximately $29 million and $11 million, at September 30, 1996 and December 31, 1995, respectively, to the lessors of the energy related projects discussed above. These net advances are included in "Prepayments and other" in the Consolidated Balance Sheet and "Other, net" as a component of operating activities in the Consolidated Statement of Cash Flows.

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

      The carrying values and estimated fair values of Industries' financial instruments are as follows:

                             September 30, 1996       December 31, 1995
                           ----------------------  ----------------------
                            Carrying    Estimated   Carrying    Estimated
                             Amount    Fair Value    Amount    Fair Value
                           ==========  ==========  ==========  ==========
                                       (Dollars in thousands)

Cash and cash equivalents  $   62,905  $   62,905  $   28,496  $   28,496
Investments                $   27,520  $   29,715  $   25,893  $   27,045
Long-term debt (including
 current portion)          $1,268,318  $1,196,986  $1,273,376  $1,274,079
Preferred stock            $  144,758  $  123,360  $  181,804  $  164,306

      The majority of the long-term debt relates to utility operations.
The Utilities are subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(22) CUSTOMER CONCENTRATIONS: Industries' public utility subsidiaries supply natural gas and electrical energy in the northern third of Indiana. Although these public utilities have a diversified base of residential and commercial customers, a substantial portion of their electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 2% of gas revenue (including transportation services) and 22% of electric revenue for the twelve months ended
September 30, 1996 as compared to 5% and 23%, respectively, for the twelve months ended September 30, 1995.

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

REVENUES -

      Total operating revenues for the twelve months ended September 30, 1996 increased $84.7 million as compared to the twelve months ended September 30, 1995. Gas revenues increased $84.1 million and electric revenues increased $0.6 million as compared to the same period in 1995. The increase in gas revenues was largely attributable to increased sales to residential and commercial customers due to colder winter weather, increased sales to industrial and wholesale customers, increased deliveries of gas transported for others, and increased gas transition costs, which were partially offset by decreased gas costs per dekatherm (dth). The increase in electric revenues was mainly due to increased sales to commercial and wholesale customers, which were partially offset by decreased sales to residential customers due to the cooler summer this year and decreased sales to industrial customers.

      Total operating revenues for the nine months ended September 30, 1996 increased $43.9 million as compared to the nine months ended September 30, 1995. Gas revenues increased $54.7 million and electric revenues decreased $10.8 million as compared to the same period in 1995. The increase in gas revenues was mainly due to increased sales to residential and commercial customers as a result of colder weather, increased sales to industrial and wholesale customers, and increased gas costs per dth, which were partially offset by decreased gas transition costs. The decrease in electric revenues was mainly due to decreased sales to residential customers due to cooler summer weather in the third quarter of 1996, and decreased sales to industrial customers due to operational difficulties at several major industrial customers, which were partially offset by increased sales to commercial and wholesale customers.

      Total operating revenues for the three months ended September 30, 1996 decreased $14.1 million as compared to the three months ended September 30, 1995. Gas revenues increased $5.9 million and electric revenues decreased $20.0 million as compared to the same period in 1995. The increase in gas revenues was mainly due to increased sales to wholesale customers partially offset by decreased gas transition costs. The decrease in electric revenues was mainly due to decreased sales to residential and commercial customers reflecting cooler summer weather and decreased sales to industrial customers which were partially offset by increased sales to wholesale customers.

      The basic steel industry accounted for 30% of natural gas delivered (including volumes transported) and 36% of electric sales during the twelve months ended September 30, 1996.

      The components of the variations in gas and electric revenues are shown in the following table:

                                                   Variations
                                                      from
                                                 Prior Periods
                                       ---------------------------------
                                              September 30, 1996
                                                  Compared to
                                              September 30, 1995
                                        Three       Nine        Twelve
                                        Months      Months      Months
                                       =========   =========   =========
                                             (Dollars in thousands)

Gas Revenue -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs     $     646   $  13,292   $ (67,137)
 Gas transition costs                     (4,627)    (28,259)     35,512
 Changes in sales levels                   9,512      69,256     114,680
 Gas transport levels                        319         434       1,060
                                       ---------   ---------   ---------
Gas Revenue Change                         5,850      54,723      84,115
                                       ---------   ---------   ---------
Electric Revenue  -
 Pass through of net changes in fuel      (2,706)      1,516         841
 Changes in sales levels                 (17,249)    (12,306)       (280)
                                       ---------   ---------   ---------
Electric Revenue Change                  (19,955)    (10,790)        561
                                       ---------   ---------   ---------
   Total Revenue Change                $ (14,105)  $  43,933   $  84,676
                                       =========   =========   =========

      See Note 5 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

      The Utilities' gas costs increased $4.6, $33.9, and $45.5 million for the three-month, nine-month, and twelve-month periods ended September 30, 1996, respectively. Gas costs increased for the three-month and nine-month periods due to increased purchases and increased gas costs per dth, which were partially offset by decreased gas transition costs. Gas costs increased for the twelve-month period due to increased purchases partially offset by decreased gas costs per dth. The average cost for the Utilities' purchased gas for the three-month, nine-month, and twelve-month periods ended
September 30, 1996, after adjustment for gas transition costs billed to transport customers, was $2.77, $2.89, and $2.74 per dth, respectively, as compared to $2.70, $2.83, and $2.81 per dth for the same periods in 1995.

FUEL AND PURCHASED POWER -

      The cost of fuel for electric generation decreased for the three-month, nine-month, and twelve-month periods ended September 30, 1996, compared to 1995 periods, mainly as a result of decreased production of electricity.

      Power purchased increased $2.2, $6.4, and $10.3 million for the three-month, nine-month, and twelve-month periods ended September 30, 1996 as a result of increased bulk power purchases.

OPERATING MARGINS -

      Operating margins increased $34.6 million for the twelve months ended September 30, 1996 from the same period a year ago. The operating margin from gas deliveries increased $38.6 million due to increased sales to residential and commercial customers reflecting colder winter weather, increased sales to industrial and wholesale customers, and increased deliveries of gas transported for others. The operating margin from electric sales decreased $4.0 million reflecting decreased sales to residential customers due to cooler summer weather in the third quarter of 1996 partially offset by increased sales to commercial and wholesale customers.

      Operating margins increased $10.2 million for the nine-months ended September 30, 1996 from the same period a year ago. Gas operating margin increased $20.8 million due to increased sales to residential and commercial customers reflecting colder weather during the period, increased sales to industrial and wholesale customers, and increased deliveries of gas transported for others. Operating margin from electric sales decreased $10.6 million due to decreased sales to residential customers reflecting cooler summer weather in the third quarter of 1996, and decreased sales to industrial customers due to plant operational difficulties at several major customers, which were partially offset by increased sales to commercial and wholesale customers.

      Operating margins decreased $13.7 million for the three-months ended September 30, 1996 over the same period a year ago. The operating margin from gas deliveries increased $1.2 million due to increased sales for resale and increased deliveries of gas transported for others. Operating margin from electric sales decreased $14.9 million due to decreased sales to residential and commercial customers reflecting cooler summer weather and decreased sales to industrial customers, which were partially offset by increased sales to wholesale customers.

OPERATING EXPENSES AND TAXES -

      Operation expenses increased $7.7 and $14.4 million for the nine-month and twelve-month periods ended September 30, 1996, respectively. Operation expenses increased for the nine-month period reflecting increased electric production costs of $2.7 million resulting from increased pollution control facility costs, environmental costs of $4.3 million, and other various increased operating costs. Operation expenses increased for the twelve-month period reflecting a December 1995 Indiana Utility Regulatory Commission (Commission) order to refund $3.4 million to electric customers related to a 1992 insurance settlement previously credited to operation and maintenance expenses, increased electric production costs of $4.8 million mainly resulting from pollution control facilities costs, employee-related costs of $3.3 million, environmental costs of $3.3 million, and various other increased operation expenses. Operation expenses decreased $1.9 million for the three-month period ended September 30, 1996 mainly due to lower employee related costs.

      Maintenance expenses decreased $1.9, $4.5, and $5.2 million for the three-month, nine-month, and twelve-month periods ended September 30, 1996, respectively, mainly reflecting decreased maintenance activity at the electric production facilities and the gas underground storage facilities.

      Depreciation and amortization expense increased $4.4, $13.2, and $15.3 million for the three-month, nine-month, and twelve-month periods ended September 30, 1996, respectively, resulting from plant additions, increased amortization of computer software, and the amortization of deferred costs related to scrubber services provided by Pure Air at the Bailly Generating Station.

      Utility income taxes decreased for the three-month, nine-month, and twelve-month periods ended September 30, 1996 mainly as a result of decreased pre-tax income.

OTHER INCOME (DEDUCTIONS) -

      Other Income (Deductions) increased $8.0 and $10.9 million for the three-month and nine-month periods ended September 30, 1996, respectively, mainly reflecting improved results from non-regulated operations. Other Income (Deductions) for the twelve-month period increased $3.7 million mainly resulting from improved results from non-regulated operations partially offset by the inclusion in the prior period of a $5.6 million after-tax benefit for the Northern Indiana land donation to the Shafer and Freeman Lakes Environmental Conservation Corporation.

INTEREST AND OTHER CHARGES -

      Interest and other charges increased for the three-month, nine-month, and twelve-month periods ended September 30, 1996 reflecting the issuance of $169,275,000 of Northern Indiana's Medium-Term Notes, Series D, and $75 million of Capital Markets' Junior Subordinated Deferrable Interest Debentures, Series A, and the discontinuance of carrying charges on deferred charges related to the Bailly Generating Station scrubber service agreement.

      See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation, and Allowance for Funds Used During Construction. Also see Notes 5, 7, and 9 for a discussion of FERC Order No. 636, Income Taxes and Postretirement Benefits.

NET INCOME-

      Industries' net income for the twelve-month period ended September 30, 1996 was $177.2 million compared to $172.6 million for the twelve-month period ended September 30, 1995.

      Net income for the nine months ended September 30, 1996 was $125.3 million compared to $123.6 million for the nine months ended September 30, 1995.

      Net income for the three months ended September 30, 1996 was $34.4 million compared to $36.4 million for the three months ended September 30, 1995.

ENVIRONMENTAL MATTERS -

      The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters.
It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of $8.4 million to cover probable corrective actions as of September 30, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Industries.

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

      During the course of investigation activities, Northern Indiana noted the presence of manufactured-gas plant residuals in the St. Mary's River in Fort Wayne, Indiana and the Wabash River in Peru, Indiana. Northern Indiana notified the IDEM and the EPA and immediately took steps to contain the material at both sites.

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

      In 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from one year to thirty years, for purposes of refinancing certain first mortgage bonds and medium-term notes. During 1994, $120.0 million of the Medium-Term
Notes, Series D, were issued to refinance certain first mortgage bonds. On June 12, 1995, the remaining $169,275,000 of Medium-Term Notes, Series D, were issued and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z, aggregating $94.8 million, on July 3, 1995.

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

      Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1998, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the backup instrument for a commercial paper program. As of September 30, 1996, there were no borrowings outstanding under this agreement.

      Capital Markets also has $95 million of money market lines of credit. As of September 30, 1996, $44.3 million of borrowings were outstanding under these lines of credit.

      As of September 30, 1996, Capital Markets had $92.0 million in commercial paper outstanding, having a weighted average interest rate of 5.59%.

      The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets (other than Northern Indiana), reflected in the consolidated financial statements of Industries, is approximately $482.4 million at September 30, 1996.

      Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper to fund short-term working capital requirements. As of September 30, 1996, Northern Indiana had $88.0 million in commercial paper outstanding, having a weighted average interest rate of 5.45%.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998 unless extended by its terms. As of September 30, 1996, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1997. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1996, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1996, there were $186.7 million of borrowings outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1996, there were no borrowings outstanding under this facility.

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

      Northern Indiana filed an Alternative Regulatory Plan (ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers, and improved natural gas service. In its petition, Northern Indiana stated it would propose to implement new rates and services that would include, but not be limited to, further unbundling of services for additional customer classes which would include increased customer choice for sources of natural gas supply, negotiated services and prices, and incentive gas and storage cost mechanisms. The Commission will hold hearings during first quarter of 1997.

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

Part II.  OTHER INFORMATION
Item 1.   LEGAL PROCEEDINGS.

      Industries and Northern Indiana are parties to various pending proceedings, including suits and claims against them for personal injury, death and property damage, but, in the opinion of their counsel, the nature of such proceedings and suits, and the amounts involved, do not depart from the ordinary routine litigation and proceedings incidental to the kind of business conducted by Industries and Northern Indiana, except as described under Note 3 (Pending Tax Matter), Note 4 (Elm Energy and Recycling (UK) Ltd.), and Note 6 (Environmental Matters) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this report on Form 10-Q.

      To the knowledge of Industries no other material legal proceedings against Industries, Northern Indiana or their subsidiaries are contemplated by governmental authorities and other parties.

Item 2.  CHANGES IN SECURITIES.

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

               Exhibit 3 - By-laws effective August 27, 1996.

               Exhibit 11.1 - Computation of Per Share Earnings
                Three-Month, Nine-Month, and Twelve-Month Periods
                Ended September 30, 1996.

               Exhibit 11.2 - Computation of Per Share Earnings
                Three-Month, Nine-Month, and Twelve-Month Periods
                Ended September 30, 1995.

               Exhibit 23 - Consent of Arthur Andersen LLP

         (b)  Reports on Form 8-K.

               None

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NIPSCO Industries, Inc.

                                    (Registrant)

                                /s/Jerry M. Springer
                                    Controller
                            and Chief Accounting Officer

Date November 13, 1996