Form 10-K
period 1996-12-31
NIPSCO INDUSTRIES INC
filed 1997-03-27
CIK 823392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from         to
                         Commission file number 1-9776

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

  AS OF FEBRUARY 28, 1997 58,968,253 COMMON SHARES (NOT INCLUDING 14,923,856 SHARES HELD IN TREASURY), WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE FEBRUARY 28, 1997 CLOSING PRICE OF $39 7/8 ON THE NEW YORK STOCK EXCHANGE) HELD BY NONAFFILIATES WAS APPROXIMATELY
$2,332,755,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  1996 NIPSCO INDUSTRIES, INC. ANNUAL REPORT TO SHAREHOLDERS--PARTS I, II AND
IV.

  NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED MARCH 7, 1997 FOR ANNUAL MEETING TO BE HELD APRIL 9, 1997--PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1. BUSINESS

  NIPSCO INDUSTRIES, INC. AND ITS SUBSIDIARIES. NIPSCO Industries, Inc. (Industries) is an Indiana corporation, incorporated on September 22, 1987, which serves as the holding company for a number of subsidiaries, including four regulated companies: Northern Indiana Public Service Company (Northern Indiana), Kokomo Gas and Fuel Company (Kokomo Gas), Northern Indiana Fuel and Light Company, Inc. (NIFL), and Crossroads Pipeline Company (Crossroads).

  Industries' major non-utility subsidiaries include NIPSCO Development Company, Inc. (Development), NIPSCO Energy Services, Inc. (Services), Primary Energy, Inc. (Primary), and NIPSCO Capital Markets, Inc. (Capital Markets). NIPSCO Industries Management Services Company, a subsidiary of Industries, provides executive, financial, gas supply, sales and marketing, and administrative and general services to Northern Indiana and other subsidiaries of Industries.

  On December 19, 1996, Industries and IWC Resources Corporation (IWCR) signed a definitive agreement for Industries to acquire IWCR for approximately $290 million, in Industries common shares and cash. Each share of IWCR stock will be exchanged for $32 of Industries common shares or, at the election of the shareholder, cash. The acquisition was completed on March 25, 1997.

  IWCR's largest subsidiary, Indianapolis Water Company, provides water service to approximately 235,000 customers in Indianapolis and adjacent counties. In addition, IWCR owns an underground utility locating and marking service business and one of the nation's major gas pipeline construction companies.

  Northern Indiana, Industries' largest and dominant subsidiary, is a public utility operating company, incorporated in Indiana on August 2, 1912, engaged in supplying natural gas and electric energy to the public. It operates in 30 counties in the northern part of Indiana, serving an area of about 12,000 square miles with a population of approximately 2,188,000. At December 31, 1996, Northern Indiana served approximately 653,100 customers with gas and approximately 411,500 with electricity.

  Kokomo Gas is a public utility operating company incorporated in Indiana in 1917, engaged in supplying natural gas to the public. It operates in the city of Kokomo, Indiana and the surrounding area in 6 counties having a population of approximately 100,000, and served approximately 32,900 customers at December 31, 1996. The Kokomo Gas service territory is contiguous to Northern Indiana's gas service territory.

  NIFL is a public utility operating company incorporated in Indiana in 1906, engaged in supplying natural gas to the public. Headquartered in Auburn, Indiana, it operates in 5 counties in the northeast corner of the state having a population of approximately 66,700, and served approximately 32,400 customers at December 31, 1996. The NIFL service territory is contiguous to Northern Indiana's gas service territory.

  Crossroads is a natural gas pipeline company which was approved by the Federal Energy Regulatory Commission (FERC) to operate as an interstate pipeline in May 1995. Crossroads had $2.8 million in operating revenues for year 1996.

  Development makes various investments, including real estate and venture capital investments. Services coordinates the energy-related diversification ventures of Industries. Primary arranges energy-related projects with large industrial customers. Capital Markets handles financing for ventures of Industries and its subsidiaries other than Northern Indiana.

  The majority of the "Business" discussion of this report relates to Northern Indiana, Kokomo Gas, NIFL and Crossroads (Utilities). See "Segments of Business" in the Notes to Consolidated

Financial Statements and "Selected Supplemental Information--Gas Statistics and Electric Statistics" in the 1996 Annual Report to Shareholders, which notes and information are incorporated by reference (see Exhibit 13), regarding financial information about industry segments and classes of customers served.

BUSINESS OF NORTHERN INDIANA, KOKOMO GAS AND NIFL.

  ELECTRIC OPERATIONS. Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kilowatts (kw), two hydroelectric generating plants with net capabilities of 10,000 kw, and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. During the year ended December 31, 1996, Northern Indiana generated 83.8% and purchased 16.2% of its electric requirements.

  Northern Indiana's 1996 electric control area peak of 3,134,400 kw, which includes Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency (IMPA) for which Northern Indiana controls interchange operations, was set on August 6, 1996. Northern Indiana's all-time control area peak of 3,161,200 kw was set on July 14, 1995. Northern Indiana's 1996 internal peak load, which excludes WVPA and IMPA, was 2,888,450 kw set on August 6, 1996. This also established a new all-time internal peak load exceeding the old peak of 2,882,200 kw established on July 14, 1995.

  Northern Indiana's electric system is interconnected with that of American Electric Power (formerly Indiana Michigan Power Company), ComEd (formerly Commonwealth Edison Company), Cinergy Services, Inc. (formerly PSI Energy, Inc.), Consumers Energy (formerly Consumers Power Company), and Central Illinois Public Service Company. Electric energy is purchased from, sold to, or exchanged with various other utilities and power marketers under Northern Indiana's power sales and open access transmission tariffs.

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

  Northern Indiana has full requirement agreements with each of its eight municipal wholesale customers. These full requirement contracts became effective October 1, 1987 and extend through January 31, 1998. Northern Indiana intends to negotiate for extension of the contracts but there is no assurance that they will be extended.

  Northern Indiana is a member of the East Central Area Reliability Coordination Agreement (ECAR). ECAR is one of nine regional electric reliability councils established to coordinate planning and operations of member companies regionally and nationally.

  FUEL SUPPLY. The generating units of Northern Indiana are located at Bailly, Mitchell, Michigan City, and Schahfer Generating Stations. Northern Indiana's thirteen steam generating units have a net capability of 3,179,000 kw. Coal is the primary source of fuel for all units, except for three, which utilize natural gas. In addition, Northern Indiana's four combustion turbine generating units with a net capability of 203,000 kw are fired by gas. Fuel requirements for Northern Indiana's generation for 1996 were supplied as follows:

      Coal................................................................ 98.4%
      Natural Gas.........................................................  1.6%

  In 1996, Northern Indiana used approximately 8.1 million tons of coal at its generating stations. Northern Indiana has established a normal level of coal stock which provides adequate fuel supply during the year under all conditions.

  Annual coal requirements for Northern Indiana's electric generating units through 2001 are estimated to range from 8.7 million tons to 8.9 million tons, depending from year to year upon anticipated sales levels, scheduled maintenance, and other variables. These requirements are being or will be met in part under long-term contracts as follows:

        MILLION
       TONS/YEAR                    SULFUR CONTENT                                 EXPIRATION
       ---------                    --------------                                 ----------
         1.0                             High                                         1998
      Up to 1.0(a)                       High                                         1998
         1.3(b)                          Low                                          2001
         1.8(c)                          Low                                          1999
         1.0(d)                          Low                                          1998
          .5(e)                          High                                         1998

--------
(a) Contract calls for requirements up to 1.0 million tons/contract year.
(b) 1.8 million tons in 1997.
(c) Plus or minus 10%/contract year (1.225 million tons in 1999).
(d) Plus or minus 10%/contract year (.5 million tons in 1998).
(e) .250 million tons in 1998.

  The average cost of coal consumed in 1996 was $27.50 per ton or 15.79 mills per kilowatt-hour (kwh) generated as compared to $28.28 per ton or 15.89 mills per kwh generated in 1995. Northern Indiana's forecasts indicate that its coal costs will be slightly lower over the next two years.

  COAL RESERVES. Included in the previous table of coal contracts is a coal mining contract with Cyprus Shoshone Coal Corporation (Cyprus) under which Cyprus is mining Northern Indiana's coal reserves in the Cyprus mine through the year 2001. The costs of the reserves are being recovered through the rate-making process as such coal reserves are used to produce electricity.

  FUEL ADJUSTMENT CLAUSE. See "Fuel Adjustment Clause" in the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

  GAS OPERATIONS. Northern Indiana supplies natural gas of about 1,000 British thermal units (Btu) per cubic foot. In a 24-hour period ended February 3, 1996, Northern Indiana's 1996 maximum day sendout was 1,553,977 dekatherms (dth).

  In 1996, all of the gas supplied by Northern Indiana was transported by ANR Pipeline Company (ANR), Crossroads Pipeline Company (Crossroads), Midwestern Gas Transmission Company (Midwestern), Natural Gas Pipeline Company of America (Natural), Panhandle Eastern Pipe Line Company (Panhandle), Tennessee Gas Pipeline Company (Tennessee), and Trunkline Gas Company (Trunkline). Approximately 57% of Northern Indiana's 1996 gas supply was purchased on the spot market, generally on less than 30-day agreements.

  The average price per dth (including FERC Order No. 636 transition charges) in 1996 was $3.13 compared to $2.98 in 1995, and the average cost of purchased gas, after adjustment for transition charges billed to transport customers, was $3.03 per dth as compared to $2.63 per dth in 1995.

  The transportation rates of Crossroads, and the transportation and storage rates of ANR, Midwestern, Natural, Panhandle, Tennessee, and Trunkline to Northern Indiana, are subject to change in accordance with rate proceedings filed with the FERC.

  Agreements have been negotiated with natural gas suppliers to replace former pipeline supplier contracts pursuant to the requirements of FERC Order No. 636 (See "FERC Order No. 636" in the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13)). Northern Indiana also has firm transportation agreements with the pipelines, which allow Northern Indiana to move its gas through the pipelines' transmission systems. Northern Indiana also has producer agreements which allow for the purchase of gas either from gas marketers or producers.

  Northern Indiana has a curtailment plan approved by the Indiana Utility Regulatory Commission (Commission). Effective on August 11, 1981, the plan allows unrestricted gas sales by Northern Indiana. There were no firm sales curtailments in 1996 and none are expected during 1997.

  Northern Indiana operates an underground gas storage field at Royal Center, Indiana, which currently has a storage capacity of 6.75 million dth. Withdrawals have been made in the 1996-1997 winter of up to 108,402 dth per day.

  In addition, Northern Indiana and NI-TEX, Inc. (NI-TEX), a subsidiary of Services, have several gas storage service agreements which make possible the withdrawal of substantial quantities of gas from other storage facilities. All of the storage agreements have limitations on the volume and timing of daily withdrawals. These contracts provide in the aggregate for approximately 26,871,707 dth of annual stored volume, and allow for approximately 551,446 dth of maximum daily withdrawal.

  Northern Indiana has a liquefied natural gas plant in LaPorte County which is designed for peak shaving and has the following capacities: maximum storage of 4,000,000 dth; maximum liquefaction rate (gas to liquid), 20,000 dth per day; maximum vaporization rate (output to distribution system), 300,000 dth per day.

  KOKOMO GAS. Kokomo Gas' total gas send-out for 1996 was 8,876,848 dth, compared to 8,232,810 dth for 1995. Total transportation volumes for industrial customers in 1996 were 3,444,329 dth, compared to 3,273,562 dth in 1995. Kokomo Gas purchased gas under term agreements from NI-TEX and NESI Energy Marketing, L.L.C., (NEM), both subsidiaries of Services, to satisfy all of its system requirements in 1996.

  NIFL. NIFL's total gas send-out for 1996 was 10,855,132 dth compared to 9,517,483 dth for 1995. Total transportation volumes for industrial customers in 1996 were 4,883,677 dth, compared to 4,251,519 dth in 1995. NIFL purchased gas on the spot market from a number of suppliers and also under term agreements from NI-TEX and NEM to satisfy all of its system requirements in 1996.

  GAS COST ADJUSTMENT CLAUSE. See "Gas Cost Adjustment Clause" in the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

  FERC ORDER NO. 636. See "FERC Order No. 636" in the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

BUSINESS OF OTHER SUBSIDIARIES

  CAPITAL MARKETS. Capital Markets serves as the funding agent for ventures of Industries and its subsidiaries other than Northern Indiana. Capital Markets has a $150 million revolving Credit Agreement, which provides short-term financing flexibility to Industries and also serves as the back up instrument for a commercial paper program. As of December 31, 1996, there were no borrowings outstanding under this agreement. Capital Markets also has $95 million of money market lines of credit. As of December 31, 1996, $27.0 million of borrowings were outstanding under these lines of credit. As of December 31, 1996, Capital Markets had $119.3 million in commercial paper outstanding, having a weighted average interest rate of 5.78%.

  The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets, other than Northern Indiana, reflected in the consolidated financial statements of Industries, was approximately $518.9 million at December 31, 1996.

  DEVELOPMENT. Development makes various investments, including real estate and venture capital investments.

  Development is a 95% shareholder in Elm Energy and Recycling (UK) Ltd. (Elm Energy), which owns and operates a tire-fueled electric generating plant in Wolverhampton, England, that began operating in late 1993. See "Elm Energy and Recycling (UK) Ltd." in the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

  Developments subsidiary, Lake Erie Land Company is a real estate development firm whose projects include Sand Creek Country Club, a golf course and residential development in Chesterton, Indiana and Sand Creek Center, a mixed use sustainable development also in Chesterton.

  In 1996, Development invested in multiple-family residential housing developments in Hammond, Hebron, Plymouth, and South Bend. Development has similar projects in Michigan City, South Bend, Rensselaer, Hammond, Fort Wayne, and Mishawaka. Additional projects are being considered in other communities in Northern Indiana's service territories. These projects are part of the continued commitment by Development to provide high quality, energy efficient, affordable housing to the residents of a variety of geographic and economic regions served by Northern Indiana.

  SERVICES. Services coordinates energy-related diversification and optimization of fixed assets. Services has five wholly-owned subsidiaries, a majority interest in one limited liability company, and minority interests in a limited liability company and a limited partnership. The five wholly-owned subsidiaries are NIPSCO Fuel Company, Inc. (Fuel), NI-TEX, Inc. (NI-TEX), NIPSCO Energy Services Canada Ltd. (NESCL), Parkway Engineering and Distribution Company, Inc. (PEDCO), and Green Fuels, Inc. (Greenfuels). The limited liability companies are NESI Energy Marketing L.L.C. (NEM) and Inventory Management and Distribution Company, L.L.C. The limited partnership is Market Hub Partners, L.P.

  Fuel. Fuel is an oil and gas exploration and production company with activities concentrated in the mid-continent region of the United States and offshore in the Gulf of Mexico. As of

December 31, 1996, $41.8 million had been invested in U.S. exploration and development projects. Fuel's estimated proved reserves at year-end totaled 1.74 million barrels of oil and 29.7 billion cubic feet of natural gas. In January 1997, Fuel sold its partnership interest in the offshore properties to SOCO Offshore, Inc. The partnership interest represented approximately $16.0 million of Fuel's investment. Proved reserves related to the sale were estimated to be 289,600 barrels of oil and 13.7 billion cubic feet of natural gas.

  NI-TEX. NI-TEX is an intrastate natural gas transmission and supply company in Texas providing gas sales, transportation and storage services. NI-TEX provides flexible city gate gas supply to Northern Indiana, Kokomo Gas, and NIFL under spot and/or term contracts. NI-TEX, through joint ventures with industry partners, also owns natural gas transmission and storage facilities located in Texas. Its Laredo-Nueces pipeline affiliate transported 13.9 billion cubic feet of natural gas in 1996. Its Mid-Tex Gas Storage Company affiliate operates a salt dome gas storage facility with an operating capacity of 5.7 billion cubic feet due to the expansion of the second cavern completed in December 1995. Operating income from NI-TEX sales arrangements, combined with joint venture earnings, totaled $6.4 million for the year.

  NEM. In August 1995, Services formed a limited liability company with Enco Energy Inc. Services holds a sixty percent interest in NEM. NEM provides natural gas sales and on-system transportation management services to customers within Northern Indiana's service territory. NEM is engaged in energy trading activities to manage risk. NEM opened a Detroit, Michigan office in early 1996 for expansion into the Michigan market. During 1996, operating income for NEM totaled $3.5 million.

  NESCL. NESCL is a Canadian subsidiary formed to hold NESI Canadian investments and companies. NESCL owns a 50% interest in FuelMaker Corporation, a manufacturer of vehicle fueling equipment, and a 100% interest in Southlake Energy, Inc., (SLAKE) a Canadian oil and gas exploration and production company. NESCL also owns 70% in NESI Energy Marketing Canada Ltd., (NEMC). On November 27, 1996 NEMC ceased doing business. See "NESI Energy Marketing Canada Ltd. Litigation" in the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13). As of December 31, 1996, SLAKE had invested $17.1 million in Canadian exploration and development projects. Estimated proved reserves attributable to said projects were 812,000 barrels of oil and 22.6 billion cubic feet of natural gas.

  PEDCO. NESI acquired PEDCO in January 1996 to develop and expand the market for energy efficient lighting.

  Greenfuels. Greenfuels sells compressed natural gas (CNG) and liquefied natural gas (LNG) for vehicular fuel. Greenfuels provides conversion kits and assists in or performs the conversion of gasoline driven vehicles to CNG in order to expand the market base.

  TRIUMPH NATURAL GAS, INC. (TRIUMPH). Services owns 51% in Triumph. Triumph is in the process of liquidation. The main issues to be resolved are the sale of the Triark gas gathering assets and liquidation of the Arkoma Limited Partnership. Proceeds from the liquidation of Arkoma are expected to be sufficient to repay all indebtedness of Triumph and is expected in the second quarter of 1997. Services, as well as certain affiliates and officers, are defendants in a lawsuit brought by certain shareholders and former members of the Board of Directors of Triumph. The lawsuit alleges that the Services defendants' actions caused Triumph to fail and subsequently liquidate. Services is of the opinion that the suit has no merit and will continue to aggressively defend itself. Services has filed a counterclaim seeking recovery of Services' original investment. Trial is set for mid-June 1997.

  PRIMARY. Primary arranges energy-related projects with large industrial customers and has entered into certain commitments in connection with these projects. Primary offers large industrial energy customers, nationwide, expertise in managing the engineering, construction, operation and maintenance of these energy-related projects. Primary is the parent of certain other subsidiaries, including Harbor Coal Company (Harbor Coal), North Lake Energy Corporation (North Lake), Portside Energy Corporation (Portside), Lakeside Energy Corporation (LEC), and Cokenergy, Inc. (CE).

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

  North Lake has entered into a lease for the use of a 75-megawatt energy facility located at Inland Steel Company. The facility uses steam generated by Inland Steel to produce electricity to be delivered to Inland Steel. The facility began commercial operations in May 1996. Industries has guaranteed North Lake's obligations relative to the lease and certain obligations to Inland Steel relative to the project.

  LEC has entered into a lease for the use of a 161-megawatt energy facility to be located at USS Gary Works. The facility will process high pressure steam into electricity and low pressure steam to be delivered to USX Corporation--US Steel Group. The fifteen-year lease with a third-party lessor will commence once the facility is fully constructed. LEC is currently acting as the agent for the lessor to design, construct, and start up the energy facility. Capital Markets has guaranteed LEC obligations to the lessor during the construction period. Capital Markets also guarantees LEC's security deposit obligations relative to the lease and certain limited LEC obligations to the lessor. Construction of the project began in January 1996. The facility is scheduled to be operational in May 1997.

  Portside has entered into an agreement with National Steel Corporation (National) to utilize a new 63-megawatt energy facility at National's Midwest Division to process natural gas into electricity, process steam and heated water for a fifteen-year period. Portside intends to lease this facility, once constructed, from a third party. Additionally, Portside has entered into an interim agreement, which expires when the lease is established with the third-party lessor, under which Portside is acting as agent for the lessor to design, construct, and start up the energy facility. Industries has guaranteed certain Portside obligations to the lessor during construction. Capital Markets anticipates guaranteeing certain Portside obligations relative to the anticipated lease. Construction of the project began in June 1996. The facility is scheduled to be operational in August 1997.

  CE has entered into a fifteen-year service agreement with Inland Steel Company and the Indiana Harbor Coke Company, LP (Harbor Coke), a subsidiary of the Sun Company, Inc. This agreement provides that CE will utilize a new energy facility at Inland's Indiana Harbor Works to scrub flue gases and recover waste heat from the coke facility being constructed by Harbor Coke and produce process steam and electricity from the recovered heat which will be delivered to Inland. CE intends to lease these facilities, once constructed, from a third party. Additionally, CE has entered into an interim agreement, which expires when the lease is established with the third party lessor, under which CE is acting as agent to design, construct and start up the facilities. Capital Markets has guaranteed certain CE obligations during construction. Capital Markets anticipates guaranteeing certain CE obligations relative to the anticipated lease. Construction of the project began in January of 1997. The facility is scheduled to be operational in July of 1998.

  Primary has advanced approximately $42 million and $11 million, at December 31, 1996 and 1995, respectively, to the lessors of the energy related projects discussed above. These net advances are included in "Current Assets-- Prepayments and other" in the Consolidated Balance Sheet and "Other, net" as a component of operating activities in the Consolidated Statement of Cash Flows.

  Primary is evaluating other potential partnerships with Northern Indiana customers for using waste gases from steelmaking and other processes for power generation. Low Btu blast furnace gases and other fuels, which could fuel new generation, are produced at companies served by Northern Indiana.

REGULATION

  Holding Company Act. Industries is exempt from registration with the Securities and Exchange Commission (SEC) as a "registered holding company" under the Public Utility Holding Company Act of 1935, as amended (Holding Company Act). However, prior approval of the SEC is required under the Holding Company Act if Industries proposes to acquire, directly or indirectly, any securities of other electric or gas public utility companies. There may also be limits on the extent to which Industries and its non-utility subsidiaries can enter into businesses which are not "functionally related" to the electric and gas businesses without raising questions about Industries' exempt status under the Holding Company Act. SEC guidelines established in prior decisions of the SEC require Industries to remain engaged primarily and predominantly in the electric and gas businesses and to limit the size of its activities outside of such businesses relative to Industries as a whole.

  Industries has no present intention of becoming a registered holding company subject to regulation by the SEC under the Holding Company Act.

  Indiana Utility Regulatory Commission. Northern Indiana and Industries have been advised by their counsel that Industries will not be subject to regulation by the Commission as long as it is not a public utility. Under existing law, Industries and its non-utility subsidiaries are subject to certain reporting and information access requirements under Indiana law. Furthermore certain contracts between Industries or its non-utility subsidiaries and Northern Indiana, Kokomo Gas, and NIFL (regulated utilities) must be filed with the Commission.

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

  In 1996, about 4% of Northern Indiana's electric revenues were derived from electric service it furnished at wholesale in interstate commerce to other utility companies, municipalities and WVPA (see "Item 1. Business--Electric Operations" regarding WVPA). Northern Indiana's wholesale rates and operations are subject to the jurisdiction of the FERC. The jurisdiction of the FERC does not extend to the issuance of securities by Northern Indiana since it is a public utility organized and operating in the State of Indiana, under the laws of which its security issues are regulated by the Commission. The FERC on October 21, 1954, declared Northern Indiana exempt from the provisions of the Natural Gas Act. Kokomo Gas and NIFL are also exempt from the provisions of the Natural Gas Act.

  RATE MATTERS. For information regarding the regulated utilities' gas rates and gas transition costs, see "FERC Order No. 636" in the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

  Northern Indiana filed a petition for an Alternative Regulatory Plan (ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers, and improved natural gas service. In its ARP, Northern Indiana proposes to implement new rates and services that would include, but not be limited to, further unbundling of services for additional customer classes which would include increased customer choice for sources of natural gas supply, negotiated services and prices, and incentive gas and storage cost mechanisms. The Commission will hold hearings on the ARP during the first half of 1997.

  CONSTRUCTION BUDGET. The Utilities' 1997-2001 construction budget (including allowance for funds used during construction) is estimated at approximately $774 million, including $161 million in 1997, $166 million in 1998, $151 million in 1999, $146 million in 2000 and $150 million in 2001. The Utilities' construction estimates include adjustments for anticipated inflation. No new electric generating units are planned in the 1997-2001 budget. Northern Indiana does not have, and has no plans to construct, a nuclear generating unit.

  COMPETITION. In municipalities where Northern Indiana renders electric service to the general public as a public utility, no other utility renders electric or gas service, except in Angola, DeMotte, Rome City, Wanatah, and Waterloo. In certain municipalities where electric service is supplied by Northern Indiana, NIFL provides competing gas utility service. In localities where Northern Indiana renders gas service only, it competes with electric utilities, municipal or private, for the business for which they render alternative electric service.

  Kokomo Gas and NIFL service territories are contiguous to Northern Indiana's gas service territory, but Northern Indiana, Kokomo Gas, and NIFL do not compete for any of the same gas customers. Kokomo Gas and NIFL compete with other electric utilities serving customers in their respective service territories.

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

  Northern Indiana is also subject to competition for gas sales to industrial customers through the ability of these customers, under Northern Indiana's rate provisions, to make their own purchases of gas and have Northern Indiana transport the gas to them. During 1996, gas transportation represented 54% of Northern Indiana's total gas sendout.

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

  See "Competition" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1996 Annual Report to Shareholders, which is incorporated herein by reference (see Exhibit 13).

  EMPLOYEE RELATIONS. Northern Indiana had 3,562 employees at December 31, 1996. Approximately 72% of Northern Indiana's employees (physical and clerical workers) are represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC. Effective June 1, 1993, the bargaining unit employees ratified four-year agreements which continue until June 1, 1997. Northern Indiana intends to negotiate new agreements with the two local unions, but can not predict the timing or terms of new agreements.

  Certain officers of Northern Indiana are also officers of Industries. Industries currently has 457 employees in its diversified operations.

  Kokomo Gas had 72 full-time employees at December 31, 1996. Of these, 51 employees are represented by the Oil, Chemical, and Atomic Workers International Union, AFL-CIO. New collective bargaining agreements covering these employees were negotiated in early 1995 and will expire February 15, 1998.

  NIFL had 77 full-time employees at December 31, 1996, none of whom is represented by a union.

  ENVIRONMENTAL MATTERS. The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of $16.8 million to cover probable corrective actions as of December 31, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Industries.

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

  The application of federal and state restrictions to protect the environment, including but not limited to those hereinafter described, involves or may involve review, certification or issuance of permits by various federal, state, and local authorities. Such restrictions, particularly in regard to emissions into the air and water, and disposal of solid wastes, may impact the operation of Northern Indiana's facilities, and may also require substantial investments.

  Northern Indiana's total capital expenditures from January 1, 1992, through December 31, 1996 for pollution control facilities were approximately $141 million and were financed in part by the sale of Pollution Control Notes and Bonds--Jasper County. Northern Indiana anticipates expenditures of approximately $50 million for pollution control equipment in the 1997-2001 period which includes anticipated expenditures of $29 million in 1997 and $6 million in 1998.

  Air. The Indiana Department of Environmental Management (IDEM) Office of Air Management has submitted to the U.S. Environmental Protection Agency (EPA) a State Implementation Plan (SIP) in accordance with the requirements of the Clean Air Act Amendments of 1977.

  Attainment-Nonattainment. Under the Clean Air Act Amendments of 1977, the State has identified areas which are in compliance with the National Ambient Air Quality Standards

(NAAQS) (attainment areas) and areas that are not in compliance with respect to the sulfur dioxide, particulate matter and other pollutant standards established by NAAQS (nonattainment areas). Portions of Lake County in which Northern Indiana operates an electric generating facility remain designated a nonattainment area for sulfur dioxide. Control plans for this county have been implemented. Reductions in emissions of sulfur dioxide have been made, and Northern Indiana anticipates no increased costs as a result of the implementation of the control plans for Lake County. On January 14, 1997, the EPA designated LaPorte County to attainment for sulfur dioxide.

  Lake County, Indiana, is designated as a nonattainment area for particulate matter or PM-10. The State of Indiana promulgated a PM-10 SIP rule, which became effective on June 11, 1993. The rule requires reduced opacity and mass emissions limits at Dean H. Mitchell Station as well as the establishment of fugitive dust control and continuous compliance plans. Northern Indiana has made investments in equipment and is currently in compliance with the PM-10 SIP rules. Porter County has been determined to have an unclassified status for PM-
10. According to state requirements, the area will be monitored for PM-10 impacts to determine the appropriate classification with respect to the NAAQS. All other counties where Northern Indiana operates electric production facilities have an unclassified status for PM-10.

  Under Title I of the Clean Air Act Amendments of 1990 (CAAA), Lake and Porter Counties are classified as severe nonattainment areas for ozone. Passage of the CAAA resulted in new provisions applicable to mobile and stationary sources in Lake and Porter Counties. Control measures requiring reduction of emissions of nitrogen oxides from the Mitchell and Bailly Generating Stations as a consequence of the Lake Michigan Ozone Control Program have yet to be determined. Northern Indiana is evaluating potential least-cost methods to reduce emissions of nitrogen oxides from the generating stations. The EPA has approved a conditional waiver from present reduction of nitrogen oxides under Title I. Northern Indiana cannot determine the cost impact of the future provisions.

  Acid Rain. Title IV of the CAAA addresses the acid rain issue by targeting large sources of sulfur dioxide and nitrogen oxides for significant reductions. The core acid rain rules for sulfur dioxide were promulgated by the EPA on January 11, 1993. As required by the regulations, Bailly Units 7 and 8 and Michigan City Unit 12 reduced their sulfur dioxide emissions below 2.5 pounds per million British thermal units (lbs/mm Btu) by January 1, 1995. These units, along with the remainder of Northern Indiana's coal-fired units, are required to reduce their sulfur dioxide emissions below 1.2 lbs/mm Btu by January 1, 2000 (Phase II).

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

  Northern Indiana is pursuing nitrogen oxide reduction measures to meet future acid rain requirements. The EPA proposed Phase II nitrogen oxide limits in January of 1996. The final rules were signed by the EPA Administrator on December 10, 1996. The nitrogen oxides emission limits in the final rules potentially apply to all of Northern Indiana's electric generating facilities. Although there is a legal challenge to the final rule, plans will be prepared to meet compliance with the final rules. On December 30, 1996, Northern Indiana filed permit applications requesting early election of Northern Indiana's Phase II pulverized coal boilers. The permits when approved by the EPA will establish limits based on the Phase I nitrogen oxides emission standards for the seven boilers during the following ten year period.

  Additional Air Issues. The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants, which may require significant capital expenditures for control of these emissions. Northern Indiana is pursuing a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements.

  The EPA has promulgated a permit program to meet the requirements of Title V of the CAAA. The IDEM, on November 3, 1993, proposed an air operating permit program to meet the requirements of Title V to Indiana's Air Pollution Control Board. The Air Pollution Control Board adopted rules to implement the Title V permit program on March 10, 1994. These operating permit rules, including a new fee schedule, became effective in Indiana on June 24, 1994. Indiana submitted the Title V rules to the EPA for approval in August of 1994. The EPA has approved the submittal and the rules became effective December 14, 1995. Northern Indiana submitted Title V permit applications for each of the four electric generating stations during September 1996.

  Water. The Clean Water Act, as amended, subjects point source dischargers to technology and water quality based controls through the National Pollution Discharge Elimination System (NPDES) permit program. Northern Indiana is required to have NPDES permits for discharges from its generating stations into the waters of the United States. The Great Lakes Water Quality Initiative (GLI) is a complex set of water quality regulations governing dischargers in the Great Lakes drainage basin. This regulation became effective February 13, 1997 and will affect the NPDES permits for Northern Indiana's three lakeside stations. As of this date, the Bailly Station NPDES permit has not been renewed by IDEM. Northern Indiana anticipates that IDEM will issue the new Bailly permit under the GLI regulations. The Mitchell, Michigan City, and R. M. Schahfer Stations' NPDES permits expire in August 1998. Northern Indiana received NPDES permit modifications for intermittent chemical treatment of the main discharge at the Mitchell and Michigan City Stations for zebra mussel control. Bailly Station utilizes thermal treatment in its water systems to control zebra mussels. Schahfer Station has not presently experienced operational impacts due to zebra mussels. Rather, Schahfer Station has experienced equipment problems due to an Asiatic clam infestation. Alternate forms of control are being investigated by Northern Indiana in an effort to prevent any impact on plant operations relating to these infestations, while also minimizing the environmental impact of the controls.

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

  Manufactured-Gas Plant Sites. The Utilities have instituted a program to investigate former manufactured-gas plants where one of them is the current or former owner. The Utilities have identified twenty-seven of these sites and made visual inspections of these sites. Initial samplings have been conducted at seventeen sites. Follow-up investigations have been conducted at seven sites and potential remedial measures are being evaluated. The Utilities will continue their program to assess sites. During the follow-up investigation of the former manufactured-gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to IDEM and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

  Northern Indiana was notified by IDEM in 1992 of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured-gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what future remedial measures, if any, may be needed.

  During the course of investigation activities, Northern Indiana noted the presence of manufactured-gas plant residuals in the St. Mary's River in Fort Wayne, Indiana and the Wabash River in Peru, Indiana. Northern Indiana notified IDEM and the EPA and immediately took steps to contain the material at both sites.

  Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified Cinergy Services, Inc. (Cinergy) (formerly PSI Energy, Inc.) that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities. In December 1996, Northern Indiana sent a written demand to Cinergy related to one of these sites, Goshen. Northern Indiana demanded that Cinergy pay Northern Indiana for costs Northern Indiana has already incurred and to be incurred to implement the needed remedy at the Goshen site.

  The Utilities have met with various companies that provided insurance coverage which the Utilities believe covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured-gas plant sites. The state court action is stayed pending resolution of the Northern Indiana suit in Federal Court. Both sides have motions pending in the Federal Court lawsuit that would be dispositive of the case. Northern Indiana has obtained cash settlements with some of its insurers.

  In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities." This statement provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. The Utilities will adopt this standard on January 1, 1997 and adoption will not have a material impact on Industries' financial position or results of operations.

  Electric And Magnetic Fields. The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental, and media attention. Recently, the U.S. National Research Council of the National Academy of Sciences concluded in a report, after examining more than 500 EMF studies spanning seventeen years, that among other things, there is insufficient evidence to consider EMF a threat to human health. Despite the report's findings, future research appropriations are continuing to be dedicated to explore the issue.

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

  ELECTRIC. Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kw, two hydroelectric generating plants with net capabilities of 10,000 kw and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. During the year ended December 31, 1996, Northern Indiana generated 83.8% and purchased 16.2% of its electric requirements.

  Northern Indiana has 292 substations with an aggregate transformer capacity of 22,877,400 kva. Its transmission system with voltages from 34,500 to 345,000 consists of 3,052 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,692 circuit miles of overhead and 1,338 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 11,050,855 kva and 434,851 electric watt-hour meters.

  GAS. Northern Indiana has an underground storage field at Royal Center and a liquefied natural gas plant in LaPorte County, both of which are described under "Item 1. Business--Gas Operations." Northern Indiana has 13,195 miles of gas mains.

  Kokomo Gas has a liquified natural gas plant in Howard County which has the following capacities: maximum storage of 400,000 mcf; maximum liquefaction rate (gas to liquid), 2,850 mcf per day; maximum vaporization rate (output to distribution system), 30,000 mcf per day. Kokomo Gas also has a gas holder with a storage capacity of 12,000 mcf. Kokomo Gas has 738 miles of gas mains.

  NIFL has 789 miles of gas mains.

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

ITEM 3. LEGAL PROCEEDINGS.

  Industries and Northern Indiana are parties to various pending proceedings, including suits and claims against them for personal injury, death and property damage, but, in the opinion of their counsel, the nature of such proceedings and suits, and the amounts involved, do not depart from the ordinary routine litigation and proceedings incidental to the kind of businesses conducted by Industries and Northern Indiana, except as set forth above under "Item 1. Business--Environmental Matters and Triumph Natural Gas, Inc." and as described under the captions "Pending Tax Matter," "Elm Energy and Recycling (UK) Ltd.," "NESI Energy Marketing Canada Ltd. Litigation," and "Environmental Matters" in the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, which notes are incorporated herein by reference (see Exhibit
13). To the knowledge of Industries no other material legal proceedings against Industries, Northern Indiana or their subsidiaries are contemplated by governmental authorities and other parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

SUPPLEMENTAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                                 DATE OF ASSUM-
                                                                       ING
                                                                  PRESENT POSI-
      NAME         AGE                  OFFICE                        TION
      ----         ---                  ------                   --------------
Gary L. Neale      57  Chairman, President, Chief                March 1, 1993
                        Executive Officer and Director
Stephen P. Adik    53  Executive Vice President and Chief        January 1, 1994
                        Financial Officer, and
                        Treasurer
Patrick J.         55  Executive Vice President and Chief        July 1, 1996
 Mulchay                Operating Officer, Northern Indiana
                        Public Service Company
Jeffrey W. Yundt   51  Executive Vice President and Chief        July 1, 1996
                        Operating Officer, Energy Services
Joseph L. Turner,  60  Executive Vice President, Major Accounts  July 1, 1996
 Jr.
Jerry M. Springer  64  Controller and Assistant Secretary        April 13, 1994
Dennis E. Senchak  51  Assistant Treasurer                       January 1, 1994
Nina M. Rausch     53  Secretary                                 July 1, 1992

  Throughout the past five years, each of the executive officers of Industries has been continuously active in the business of Industries or Northern Indiana.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  Industries' common shares are listed and traded on the New York, Chicago and Pacific stock exchanges. The table below indicates the high and low sales price of Industries' common shares, on the composite tape, during the periods indicated.

                                   1996          1995
                               ------------- -------------
                               HIGH    LOW    HIGH   LOW
                               ------ ------ ------ ------
           First Quarter...... 39 1/8 35 7/8 32 1/4 29 1/4
           Second Quarter..... 40 1/4 35 1/4 35 1/4 30 3/4
           Third Quarter...... 40 1/4 35 3/4 34 7/8 32 1/8
           Fourth Quarter..... 39 7/8 35 7/8 38 1/2 34 1/2

  As of February 28, 1997, Industries had 34,974 common shareholders of record.

  The policy of the Board of Directors has been to declare dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. Industries paid quarterly common dividends of $0.39 per share during 1995 and quarterly common dividends of $0.42 per share during 1996. At its December 17, 1996 meeting Industries' Board of Directors increased the quarterly common dividend to $0.45 per share, payable February 20, 1997.

  Holders of Industries' common shares are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefor. Although the Board of Directors of Industries currently intends to consider the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of Northern Indiana and other subsidiaries, their financial condition, cash requirements, any restrictions in financing agreements and other factors deemed relevant by the Board of Directors. During the next few years, it is expected that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana.

  The following limitations on payment of dividends and issuance of preferred stock apply to Northern Indiana:

  When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 1996, Northern Indiana had approximately $146.0 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

  So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available therefor for the preceding calendar year unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 1996, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 40% of the total capitalization including surplus.

  In connection with the foregoing discussion, see "Common Share Dividend" in the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, which note is incorporated herein by reference (see Exhibit 13).

ITEM 6. SELECTED FINANCIAL DATA.

                                        YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                            1996       1995       1994       1993       1992
                         ---------- ---------- ---------- ---------- ----------
Operating revenues
 (000's)................ $1,821,625 $1,722,325 $1,676,401 $1,677,872 $1,582,356
Net income (000's)...... $  176,734 $  175,465 $  163,987 $  156,140 $  136,648
Earnings per average
 common share ..........      $2.88      $2.72      $2.48      $2.31      $2.00
Total assets (000's).... $4,274,343 $3,999,520 $3,947,138 $3,912,324 $3,807,941
Long-term obligations
 and redeemable pre-
 ferred stock (000's)... $1,188,352 $1,274,379 $1,281,395 $1,295,962 $1,160,122
Cash dividends declared
 per common share.......      $1.71      $1.59      $1.47      $1.35      $1.26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information regarding results of operations, liquidity and capital resources, environmental matters and competition is reported in the 1996 Annual Report to Shareholders under "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference (see Exhibit 13).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The following Consolidated Financial Statements and Supplementary Data are included in the 1996 Annual Report to Shareholders and are hereby incorporated by reference and made a part of this report (see Exhibit 13).




   (1) Consolidated Financial Statements--
    Consolidated Statement of Income for the years ended December 31,
     1996, 1995 and 1994
    Consolidated Balance Sheet at December 31, 1996 and 1995
    Consolidated Statement of Capitalization at December 31, 1996 and
     1995
    Consolidated Statement of Long-term Debt at December 31, 1996 and
     1995
    Consolidated Statement of Cash Flows for the years ended December
     31, 1996, 1995 and 1994
    Consolidated Statement of Common Shareholders' Equity for the
     years ended
     December 31, 1996, 1995 and 1994
    Notes to Consolidated Financial Statements
    Report of Independent Public Accountants
   (2) Supplementary Data--
    Selected Supplemental Information

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of this Form 10-K.

  Information regarding directors is included at pages 2-6 in the Notice of Annual Meeting and Proxy Statement dated March 7, 1997, for Annual Meeting to be held April 9, 1997, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation is included at pages 8-10 and 12-19 in the Notice of Annual Meeting and Proxy Statement dated March 7, 1997, for Annual Meeting to be held April 9, 1997, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management is included at page 7 in the Notice of Annual Meeting and Proxy Statement dated March 7, 1997, for Annual Meeting to be held April 9, 1997, which information is incorporated herein by reference.

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


    (2) The following is a list of the Financial Statement Schedules filed herewith as part of this report on Form 10-K:

      SCHEDULE                                PAGE OF
       NUMBER         DESCRIPTION            1996 10-K
      --------        -----------            ---------
             I Condensed Financial
               Information of
               Registrant..............   19, 20, 21 & 22
               Valuation and Qualifying
            II Accounts................     23, 24 & 25

    (3)
      Exhibits--

      The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index included on pages 28-29. Each management contract or compensatory plan or arrangement of Industries listed on the Exhibit Index is separately identified by an asterisk.

  (b) Reports on Form 8-K: None.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                    1996       1995
                                                                 ---------- ----------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
ASSETS
------
Property:
  Property in service..........................................  $    2,620 $    2,681
  Construction work in progress................................          76         12
  Less: accumulated depreciation...............................         541        466
                                                                 ---------- ----------
      Total property...........................................       2,155      2,227
                                                                 ---------- ----------
Investments (principally investments in wholly-owned
 subsidiaries).................................................   1,097,173  1,097,621
                                                                 ---------- ----------
Current Assets:
  Cash and cash equivalents....................................         455      4,707
  Amounts receivable from subsidiaries.........................      75,508     70,721
  Prepayments..................................................       3,647      4,818
                                                                 ---------- ----------
      Total current assets.....................................      79,610     80,246
                                                                 ---------- ----------
Other (principally notes receivable from associated companies).     303,373    220,682
                                                                 ---------- ----------
                                                                 $1,482,311 $1,400,776
                                                                 ========== ==========
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common shares................................................  $  870,930 $  870,930
  Cumulative preferred shares with mandatory redemption
   provisions..................................................         --      35,000
  Additional paid-in capital...................................      32,868     32,210
  Retained earnings............................................     591,370    518,837
  Less: Treasury shares........................................     392,995    293,223
    Unearned compensation......................................       1,532      4,609
    Currency translation adjustment............................         140      1,930
                                                                 ---------- ----------
      Total capitalization.....................................   1,100,501  1,157,215
                                                                 ---------- ----------
Current Liabilities:
  Dividends declared on common and preferred stock.............      27,053     26,829
  Amounts payable to subsidiaries..............................      30,340     31,431
  Other........................................................       5,085      1,176
                                                                 ---------- ----------
      Total current liabilities................................      62,478     59,436
                                                                 ---------- ----------
Other (principally notes payable to associated companies)......     319,332    184,125
                                                                 ---------- ----------
Commitments and Contingencies (Note 3):
                                                                 $1,482,311 $1,400,776
                                                                 ========== ==========

 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENT OF INCOME

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
                                                  (DOLLARS IN THOUSANDS)
Equity in net earnings of subsidiaries...... $  185,106  $  180,827  $  167,780
                                             ----------  ----------  ----------
Other income (deductions):
  Administrative and general expense........    (10,167)     (9,854)     (5,560)
  Interest income...........................     21,443      15,575      11,289
  Interest expense..........................    (20,604)    (12,274)     (8,741)
  Other, net................................      1,543        (663)     (1,727)
                                             ----------  ----------  ----------
                                                 (7,785)     (7,216)     (4,739)
                                             ----------  ----------  ----------
Net income before income taxes..............    177,321     173,611     163,041
Income taxes................................        587      (1,854)       (946)
                                             ----------  ----------  ----------
Net income..................................    176,734     175,465     163,987
Dividend requirements on preferred shares...        119       3,063       3,063
                                             ----------  ----------  ----------
Balance available for common shareholders... $  176,615  $  172,402  $  160,924
                                             ==========  ==========  ==========
Average common shares outstanding........... 61,190,750  63,281,177  64,820,039
Earnings per average common share........... $     2.88  $     2.72  $     2.48
                                             ==========  ==========  ==========



 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1996       1995      1994
                                                 ---------  --------  --------
                                                   (DOLLARS IN THOUSANDS)
Net cash provided by operating activities....... $ 183,867  $184,300  $157,613
                                                 ---------  --------  --------
Cash flows provided by (used in) investing
 activities:
  Capital expenditures..........................       (22)     (100)     (954)
  Sale of property..............................        83       935       --
                                                 ---------  --------  --------
    Net cash provided by (used in) investing
     activities.................................        61       835      (954)
                                                 ---------  --------  --------
Cash flows provided by (used in) financing
 activities:
  Issuance of common shares.....................     5,716     7,389     2,060
  Increase (decrease) in notes payable to
   subsidiaries.................................   133,298    41,211    21,262
  Increase in notes receivable from
   subsidiaries.................................   (82,740)  (58,479)  (26,254)
  Redemption of cumulative preferred shares with
   mandatory redemption provisions..............   (35,000)      --        --
  Cash dividends paid on common shares..........  (103,190)  (99,043)  (93,578)
  Cash dividends paid on preferred shares.......      (766)   (3,063)   (3,063)
  Acquisition of treasury shares................  (105,498)  (69,183)  (58,717)
                                                 ---------  --------  --------
    Net cash used in financing activities.......  (188,180) (181,168) (158,290)
                                                 ---------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................    (4,252)    3,967    (1,631)
Cash and cash equivalents at beginning of year..     4,707       740     2,371
                                                 ---------  --------  --------
Cash and cash equivalents at end of year........ $     455  $  4,707  $    740
                                                 =========  ========  ========


 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. DIVIDENDS FROM SUBSIDIARIES

  Cash dividends paid to NIPSCO Industries, Inc. (Industries) by its consolidated subsidiaries were (in thousands of dollars): $184,750, $183,475 and $174,245 in 1996, 1995, and 1994, respectively.

2. SUPPORT AGREEMENT

  The obligations of NIPSCO Capital Markets, Inc. (Capital Markets) are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana Public Service Company (Northern Indiana) which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets other than Northern Indiana, reflected in the consolidated financial statements of Industries, was approximately $518.9 million at December 31, 1996.

3. CONTINGENCIES

  Industries and its subsidiaries are parties to various pending proceedings, including suits and claims against them for personal injury, death, and property damage. The nature of such proceedings and suits, and the amounts involved, do not depart from the routine litigation and proceedings incident to the kind of businesses conducted by Industries and its subsidiaries.
--------
  See also Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, which are incorporated herein by reference. (See Exhibit 13).

                            NIPSCO INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            COL. A             COL. B        COL. C          COL. D     COL. E
            ------             ------- ------------------ ------------ --------
                                           ADDITIONS
                                       ------------------  DEDUCTIONS
                                        CHARGED           FOR PURPOSES
                               BALANCE    TO     CHARGED   FOR WHICH   BALANCE
                               JAN. 1, COSTS AND TO OTHER   RESERVES   DEC. 31,
         DESCRIPTION            1996   EXPENSES  ACCOUNTS WERE CREATED   1996
         -----------           ------- --------- -------- ------------ --------
                                            (DOLLARS IN THOUSANDS)
Reserves Deducted in Consoli-
 dated Balance Sheet from As-
 sets to Which They Apply:
 Reserve for accounts receiv-
  ables......................  $7,264   $ 6,912    $--       $8,607    $ 5,569
 Reserve for investments, at
  equity.....................  $  850   $ 1,103    $--       $   --    $ 1,953
Reserves Classified Under Re-
 serve Section of Consoli-
 dated Balance Sheet:
 Injuries and damages re-
  serve......................  $1,837   $ 4,875    $--       $2,336    $ 4,376
 Environmental reserves......  $5,006   $15,862    $--       $4,079    $16,789
 Miscellaneous operating re-
  serves.....................  $4,091   $   380    $--       $   --    $ 4,471



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            NIPSCO INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            COL. A             COL. B        COL. C          COL. D     COL. E
            ------             ------- ------------------ ------------ --------
                                           ADDITIONS
                                       ------------------  DEDUCTIONS
                                        CHARGED           FOR PURPOSES
                               BALANCE    TO     CHARGED   FOR WHICH   BALANCE
                               JAN. 1, COSTS AND TO OTHER   RESERVES   DEC. 31,
         DESCRIPTION            1995   EXPENSES  ACCOUNTS WERE CREATED   1995
         -----------           ------- --------- -------- ------------ --------
                                            (DOLLARS IN THOUSANDS)
Reserves Deducted in Consoli-
 dated Balance Sheet from As-
 sets to Which They Apply:
 Reserve for accounts receiv-
  ables......................  $4,899   $6,759     $--       $4,394     $7,264
 Reserve for investments, at
  equity.....................  $2,850   $   --     $--       $2,000     $  850
Reserves Classified Under Re-
 serve Section of Consoli-
 dated Balance Sheet:
 Injuries and damages re-
  serve......................  $2,538   $2,800     $--       $3,501     $1,837
 Environmental reserves......  $3,610   $3,188     $--       $1,792     $5,006
 Miscellaneous operating re-
  serves.....................  $4,061   $   30     $--       $   --     $4,091



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            NIPSCO INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            COL. A             COL. B        COL. C          COL. D     COL. E
            ------             ------- ------------------ ------------ --------
                                           ADDITIONS
                                       ------------------  DEDUCTIONS
                                        CHARGED           FOR PURPOSES
                               BALANCE    TO     CHARGED   FOR WHICH   BALANCE
                               JAN. 1, COSTS AND TO OTHER   RESERVES   DEC. 31,
         DESCRIPTION            1994   EXPENSES  ACCOUNTS WERE CREATED   1994
         -----------           ------- --------- -------- ------------ --------
                                            (DOLLARS IN THOUSANDS)
Reserves Deducted in Consoli-
 dated Balance Sheet from As-
 sets to Which They Apply:
 Reserve for accounts receiv-
  ables......................  $4,855   $6,918     $--       $6,874     $4,899
 Reserve for investments, at
  equity.....................  $2,500   $  350     $--       $   --     $2,850
 Reserve for investments, at
  cost.......................  $2,500   $   --     $--       $2,500     $   --
Reserves Classified Under Re-
 serve Section of Consoli-
 dated Balance Sheet:
 Injuries and damages re-
  serve......................  $3,994   $3,350     $--       $4,806     $2,538
 Environmental reserves......  $2,371   $3,381     $--       $2,142     $3,610
 Miscellaneous operating re-
  serves.....................  $3,731   $  330     $--       $   --     $4,061



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
 NIPSCO Industries, Inc.:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in NIPSCO Industries, Inc.'s annual report to shareholders for the year ended December 31, 1996, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1997. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed on Page 18, Item 14(a)(2) are the responsibility of NIPSCO Industries, Inc.'s management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
January 28, 1997

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          NIPSCO Industries, Inc.
                                              (Registrant)
           March 26, 1997                          /s/ Gary L. Neale
Date_______________________________       By_________________________________
                                              Gary L. Neale, Its Chairman and
                                                         President

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

------------------------------------
         Steven C. Beering           Director

------------------------------------
          Arthur J. Decio            Director
    /s/ Ernestine M. Raclin
------------------------------------
        Ernestine M. Raclin          Director                         March 26, 1997
        /s/ Denis E. Ribordy
------------------------------------
          Denis E. Ribordy           Director
         /s/ Ian M. Rolland
------------------------------------
           Ian M. Rolland            Director
      /s/ Edmund A. Schroer
------------------------------------
         Edmund A. Schroer           Director
        /s/ John W. Thompson
------------------------------------
          John W. Thompson           Director
        /s/ Robert J. Welsh
------------------------------------
          Robert J. Welsh            Director

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                            DESCRIPTION OF ITEM
 -------                           -------------------
  (3.1)  Articles of Incorporation of September 22, 1987, and all Articles of Amendment
          thereto (incorporated by reference to Exhibit 1 to the NIPSCO Industries, Inc.
          Current Report on Form 8-K dated March 25, 1992).
  (3.2)  By-laws effective August 27, 1996 (incorporated by reference to Exhibit 3 to the
          NIPSCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended Sep-
          tember 30, 1996).
  (4.1)  Indenture dated August 1, 1939 between Northern Indiana Public Service Company
          ("Northern Indiana") and Trustees (incorporated by reference to Exhibit 7 to
          Northern Indiana Registration Statement (Registration No. 2-5178)).
  (4.2)  Third Supplemental Indenture dated August 1, 1943 (incorporated by reference to
          Exhibit 7-C to Northern Indiana Registration Statement (Registration No. 2-
          5178)).
  (4.3)  Eighteenth Supplemental Indenture dated September 1, 1967 (incorporated by refer-
          ence to Exhibit 1 to Northern Indiana Current Report on Form 8-K dated October 9,
          1967).
  (4.4)  Nineteenth Supplemental Indenture dated October 1, 1968 (incorporated by reference to Exhibit 1 to Northern Indiana Current Report on Form 8-K dated November 8,
          1968).
  (4.5)  Twenty-third Supplemental Indenture dated March 31, 1972 (incorporated by refer-
          ence to Exhibit 2 to Northern Indiana Current Report on Form 8-K dated May 5,
          1972).
  (4.6)  Thirty-third Supplemental Indenture dated June 1, 1980 (incorporated by reference to Exhibit 1 to Northern Indiana Quarterly Report on Form 10-Q for the quarter ended June 30, 1980).
  (4.7)  Forty-first Supplemental Indenture dated July 1, 1991 (incorporated by reference to Exhibit 1 to Northern Indiana Current Report on Form 8-K dated March 25,
          1992).
  (4.8)  Indenture, dated as of March 1, 1988, between Northern Indiana and Manufacturers
          Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to
          Northern Indiana Registration Statement (Registration No. 33-44193)).
  (4.9)  First Supplemental Indenture dated December 1, 1991, between Northern Indiana and
          Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Ex-
          hibit 4.1 to Northern Indiana Registration Statement (Registration No.
          33-63870)).
 (4.10)  Memorandum of Agreement with City of Michigan City, Indiana (incorporated by ref-
          erence to Exhibit 7 to Northern Indiana Registration Statement (Registration No.
          2-48531)).
 (4.11)  Financing Agreement No. 1 dated November 1, 1988 with Jasper County, Indiana re-
          garding $37,000,000 Series 1988A Pollution Control Refunding Revenue Bonds. Iden-
          tical financing agreements between Registrant and Jasper County provide for the issuance of $47,000,000 Series 1988B, $46,000,000 Series 1988C and $24,000,000
          Series 1988D Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 8 to Northern Indiana Current Report on Form 8-K dated March 16,
          1989).
 (4.12)  Financing Agreement dated July 1, 1991, with Jasper County, Indiana regarding
          $55,000,000 Series 1991 Collateralized Pollution Control Refunding Revenue Bonds
          (incorporated by reference to Exhibit 3 to Northern Indiana Current Report on
          Form 8-K dated March 25, 1992).
 (4.13)  Financing Agreement dated August 1, 1994, with Jasper County, Indiana regarding
          $10,000,000 Series 1994A, $18,000,000 Series 1994B and $41,000,000 Series 1994C
          Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit
          4.16 to Northern Indiana Annual Report on Form 10-K for year ended December 31,
          1994).

 EXHIBIT
 NUMBER                                   DESCRIPTION OF ITEM
 -------                                  -------------------
 (4.14)   Indenture between Registrant, NIPSCO Capital Markets, Inc. and Chemical Bank as
           Trustee dated February 1, 1996 (incorporated by reference to Exhibit 1 to NIPSCO
           Industries, Inc. Registration Statement (Registration No. 33-65285)).
 (4.15)   Rights Agreement between Registrant and Harris Trust and Savings Bank, dated Feb-
           ruary 27, 1990 (incorporated by reference to Exhibit 4.1 to the NIPSCO Indus-
           tries, Inc. Current Report on Form 8-K dated March 7, 1990).
 (10.1)   Supplemental Life Insurance Plan effective January 1, 1991 (incorporated by refer-
           ence to Exhibit 2 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated
           March 25, 1992).*
 (10.2)   Executive Deferred Compensation Plan effective December 1, 1990 (incorporated by reference to Exhibit 3 to the NIPSCO Industries, Inc. Current Report on Form 8-K
           dated March 25, 1992).*
 (10.3)   Form of Change in Control and Termination Agreements (incorporated by reference to
           Exhibit 4 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated March
           25, 1992).*
 (10.4)   Nonemployee Director Stock Incentive Plan effective February 1, 1992 (incorporated by reference to Exhibit 5 to the NIPSCO Industries, Inc. Current Report on Form
           8-K dated March 25, 1992).*
 (10.5)   NIPSCO Industries, Inc. Long-Term Incentive Plan (incorporated by reference to Ex-
           hibit 6 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated March 25,
           1992).*
 (10.6)   Amended and Restated Pension Plan Provisions effective January 1, 1989 (incorpo-
           rated by reference to Exhibit 17 to Northern Indiana Current Report on Form 8-K
           dated March 25, 1992).*
 (10.7)   NIPSCO Industries, Inc. 1994 Long-Term Incentive Plan.*
 (10.8)   NIPSCO Industries, Inc. Directors' Charitable Gift Program.*
  (11)    Computation of Per Share Earnings.
  (13)    1996 Annual Report to Shareholders for pages 23-53.
  (21)    List of Subsidiaries.
  (23)    Consent of Arthur Andersen LLP.
  (99)    Amended Articles of Incorporation of Northern Indiana Public Service Company (in-
           corporated by reference to Exhibit 1 to the Northern Indiana Current Report on
           Form 8-K dated May 5, 1982).

--------
* Management contract or compensatory plan arrangement of NIPSCO Industries, Inc.

                     GRAPHIC MATERIAL CROSS-REFERENCE PAGE

CAPITALIZATION RATIO CHART SHOWS PERCENT OF LONG-TERM DEBT, COMMON SHARE EQUITY AND PREFERRED AND PREFERENCE STOCK FOR YEARS 1987-1996.

COST OF FUEL FOR ELECTRIC GENERATION CHART SHOWS IN MILLS PER KWH THE COST OF FUEL FOR ELECTRIC GENERATION FOR YEARS 1987-1996.

COST OF GAS PURCHASED FOR RESALE CHART SHOWS IN DOLLARS PER DEKATHERM THE COST OF GAS PURCHASED FOR RESALE FOR YEARS 1987-1996.