Form 10-Q
period 1997-03-31
NIPSCO INDUSTRIES INC
filed 1997-05-13
CIK 823392

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1997

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

      As of April 30, 1997, 62,820,977 common shares were outstanding.

NIPSCO INDUSTRIES, INC.
Part I.  FINANCIAL INFORMATION
Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NIPSCO Industries, Inc.:

      We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of March 31, 1997, and December 31, 1996, and the related consolidated statements of income, common shareholders' equity and cash flows for the three and twelve month periods ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of March 31, 1997, and
December 31, 1996, and the results of their operations and their cash flows for the three and twelve month periods ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.

                                           /s/  Arthur Andersen LLP

Chicago, Illinois
April 28, 1997

CONSOLIDATED BALANCE SHEET
                                             March 31,     December 31,
ASSETS                                          1997          1996
                                            =============  ============
                                               (Dollars in thousands)
UTILITY PLANT, (INCLUDING CONSTRUCTION
 WORK IN PROGRESS OF $147,860 AND
 $166,812, RESPECTIVELY)
 (Note 2):
  Electric                                  $  4,063,203    $ 4,050,084
  Gas                                          1,351,511      1,344,230
  Common                                         348,637        346,636
  Water                                          537,202              0
                                            ------------   ------------
                                               6,300,553      5,740,950

    Less - Accumulated provision for
     depreciation and amortization             2,679,411      2,546,162
                                            ------------   ------------
      Total Utility Plant                      3,621,142      3,194,788
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS:
 Other property, at cost, less accumulated
  provision for depreciation                     158,330        147,370
 Investments, at equity (Note 2)                  61,233         52,260
 Investments, at cost (Note 2)                    30,476         30,424
 Other investments                                20,596         20,090
                                            ------------   ------------
      Total Other Property and Investments       270,635        250,144
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                        92,276         26,333
 Accounts receivable, less reserve of
  $6,911 and $5,569, respectively (Note 2)       180,423        165,441
 Other receivables                                82,195         42,184
 Fuel adjustment clause (Note 2)                  12,930          9,149
 Gas cost adjustment clause (Note 2)              87,986        100,214
 Materials and supplies, at average cost          62,430         59,859
 Electric production fuel, at average cost        24,132         26,483
 Natural gas in storage (Note 2)                  18,018         65,093
 Prepayments and other                            31,930         28,491
                                            ------------   ------------
      Total Current Assets                       592,320        523,247
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      241,824        236,205
 Intangible assets (Note 2)                       80,488              0
 Prepayments and other                           104,164         84,499
                                            ------------   ------------
      Total Other Assets                         426,476        320,704
                                            ------------   ------------
                                            $  4,910,573   $  4,288,883
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED BALANCE SHEET
                                            March 31,      December 31,
CAPITALIZATION AND LIABILITIES                  1997           1996
                                            ============   ============
                                               (Dollars in thousands)
CAPITALIZATION:
 Common shareholders' equity
  (See accompanying statement)              $  1,297,116    $ 1,100,501
 Cumulative preferred stocks (Note 12) -
   Series without mandatory redemption
    provisions (Note 13)                          85,622         81,126
   Series with mandatory redemption
    provisions (Note 14)                          61,246         61,246
 Long-term debt excluding amounts due
  within one year (Note 18)                    1,372,086      1,127,106
                                            ------------   ------------
      Total Capitalization                     2,816,070      2,369,979
                                            ------------   ------------
CURRENT LIABILITIES:
 Current portion of long-term debt (Note 19)     153,143        144,552
 Short-term borrowings (Note 20)                 273,807        425,985
 Accounts payable                                299,840        251,730
 Sinking funds due within one year
  (Notes 14 and 18)                                3,328          3,328
 Dividends declared on common and
  preferred stocks                                27,948         28,308
 Customer deposits                                20,196         17,580
 Taxes accrued                                   151,607         78,723
 Interest accrued                                 19,121          7,557
 Accrued employment costs                         41,843         44,186
 Other accruals                                   62,184         30,054
                                            ------------   ------------
      Total Current Liabilities                1,053,017      1,032,003
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 9)                  632,657        602,745
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 9)                                       111,111        108,258
 Deferred credits                                 56,861         37,338
 Customer advances and contributions
    in aid of construction (Note 2)              101,976         15,830
 Accrued liability for postretirement
  benefits (Note 11)                             124,041        109,429
 Other noncurrent liabilities                     14,840         13,301
                                            ------------   ------------
      Total Other                              1,041,486        886,901
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 5, 6, 8, 21, 22 and 23)          $  4,910,573   $  4,288,883
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF INCOME

                                  Three Months             Twelve Months
                                 Ended March 31,         Ended March 31,
                            ----------------------   ----------------------
                               1997        1996         1997        1996
                            ==========  ==========   ==========  ==========
                          (Dollars in thousands, except for per share amounts)
Operating Revenues:
 (Notes 2, 7, and 25)
  Gas                       $  333,400  $  327,604   $  805,191  $  734,096
  Electric                     245,824     248,424    1,019,631   1,041,759
                             ----------  ----------   ----------  ----------
                               579,224     576,028    1,824,822   1,775,855
                            ----------  ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     214,840     199,258      499,359     426,072
 Fuel for electric
  generation                    58,408      57,202      234,421     245,754
 Power purchased                 8,960      11,961       50,750      44,678
                            ----------  ----------   ----------  ----------
                               282,208     268,421      784,530     716,504
                            ----------  ----------   ----------  ----------
Operating Margin               297,016     307,607    1,040,292   1,059,351
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     73,510      79,148      288,602     299,298
  Maintenance (Note 2)          17,622      17,796       69,849      74,636
  Depreciation and
   amortization (Note 2)        56,139      53,456      217,711     205,476
  Taxes (except income)         20,895      20,745       74,454      73,765
                            ----------  ----------   ----------  ----------
                               168,166     171,145      650,616     653,175
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes          128,850     136,462      389,676     406,176
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 9)                       38,268      41,467      107,796     112,342
                            ----------  ----------   ----------  ----------
Operating Income                90,582      94,995      281,880     293,834
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                        9,304         461       14,536      (2,949)
                            ----------  ----------   ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     20,795      21,469       84,708      84,463
 Other interest                  5,287       3,374       19,362      12,335
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (334)       (231)        (999)     (1,969)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,133       1,159        4,579       4,516
 Dividend requirements on
  preferred stocks of
  subsidiary                     2,167       2,199        8,680       8,920
                            ----------  ----------   ----------  -----------
                                29,048      27,970      116,330     108,265
                            ----------  ----------   ----------  ----------
Net Income                      70,838      67,486      180,086     182,620

Dividend requirements on
 preferred shares                    0         119            0       2,416
                            ----------  ----------   ----------  ----------
Balance available for
 common shareholders        $   70,838  $   67,367   $ 180,086  $  180,204
                            ==========  ==========   ==========  ==========
Average common shares
 outstanding                59,558,343  62,064,667   60,570,358  62,776,503

Earnings per average
 common share               $     1.18  $     1.08   $     2.97  $     2.87
                            ==========  ==========   ==========  ==========
Dividends declared per
 common share               $     0.45  $     0.42   $     1.74  $     1.62
                            ==========  ==========   ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                        Dollars in Thousands
                           ---------------------------------------------------
                                                        Additional
                                            Common       Paid-in      Retained
   Three Months Ended         Total         Shares       Capital      Earnings
========================   ===========   ===========   =========== ===========
Balance, January 1, 1996   $ 1,122,215   $   870,930   $    32,210  $  518,837
Net income                      67,486                                  67,486
Dividends:
 Preferred shares                 (119)                                  (119)
 Common shares                 (25,794)                               (25,794)
Treasury shares acquired       (38,488)
Issued:
 Employee stock purchase
  plan                             303                         177
 Long-term incentive plan          335                         154              Amortization of unearned
  compensation                     614
Unrealized gain(loss) on
  available for sale
  securities                       (53)
Other                             (149)                                    (9)
                           -----------   -----------   ----------- -----------
Balance, March 31, 1996    $ 1,126,350   $   870,930   $    32,541  $  560,401
                           ===========   ===========   =========== ===========

Balance, January 1, 1997   $ 1,100,501   $   870,930   $    32,868  $  591,370
Net income                      70,838                                  70,838
Dividends:
 Preferred shares
 Common shares                 (26,273)                                26,273)
Treasury shares acquired       (56,591)
Issued:
 IWC Resources acquisition     207,552                      55,043
 Employee stock purchase
  plan                             188                         113
 Long-term incentive plan          765                          94
Amortization of unearned
 compensation                      503
Unrealized gain (loss) on
 available for sale
 securities                         29
Other                             (396)                                   (35)
                           -----------   -----------   ----------- -----------
Balance, March 31, 1997    $ 1,297,116   $   870,930   $    88,118 $   635,900
                           ===========   ===========   =========== ===========

                                      Dollars in Thousands             Shares
                           --------------------------------------- -----------
                                           Currency
   Three Months Ended        Treasury    Translation                   Common
       (continued)            Shares      Adjustment      Other        Shares
========================   ===========   ===========   =========== ===========
Balance, January 1, 1996   $  (293,223)  $    (1,930)  $    (4,609) 73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (38,488)
Issued:
 Employee stock purchase
  plan                             126
 Long-term incentive plan          643                        (462)
Amortization of unearned
 compensation                                                  614
Unrealized gain (loss) on
  available for sale
  securities                                                   (53)
Other                                           (140)
                           -----------   -----------   ----------- -----------
Balance, March 31, 1996    $  (330,942)  $    (2,070)  $    (4,510) 73,892,109
                           ===========   ===========   =========== ===========

Balance, January 1, 1997   $  (392,995)  $      (140)  $    (1,532) 73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (56,591)
Issued:
 IWC Resources acquisition     152,509
 Employee stock purchase
  plan                              75
 Long-term incentive plan        1,022                        (351)
Amortization of unearned
 compensation                                                  503
Unrealized gain (loss) on
 available for sale
 securities                                                     29
Other                                           (361)
                           -----------   -----------   ----------- -----------
Balance, March 31, 1997    $  (295,980)  $      (501)  $    (1,351) 73,892,109
                           ===========   ===========   =========== ===========

                              Shares
                           -----------
  Three Months Ended         Treasury
     (continued)              Shares
========================   ===========
Balance, January 1, 1996   (11,512,513)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (1,023,677)
Issued:
 Employee stock purchase
  plan                           7,927
 Long-term incentive plan       24,900
Amortization of unearned
 compensation
Other
                           -----------
Balance, March 31, 1996    (12,503,363)
                           ===========

Balance, January 1, 1997   (14,086,448)
Net income
Dividends:
 Common shares
Treasury shares acquired    (1,429,607)
Issued:

 IWC Resources acquisition   5,293,875
 Employee stock purchase
  plan                           4,754
 Long-term incentive plan       35,550
Amortization of unearned
 compensation
Unrealized gain
 on available for sale
 securities
Other
                          ------------
Balance, March 31, 1997    (10,181,876)
                          ============


                                         Dollars in Thousands
                        ------------------------------------------------------
                                                       Additional
                                           Common       Paid-in       Retained
  Twelve Months Ended         Total        Shares       Capital       Earnings
========================   ===========   ===========  ===========  ===========
Balance, April 1, 1995     $ 1,134,786   $   870,930  $    31,806   $  481,176
Net income                     182,620                                 182,620
Dividends:
 Preferred shares               (2,416)                                (2,416)
 Common shares                (100,880)                              (100,880)
Treasury shares acquired       (97,223)
Issued:
 Employee stock purchase
  plan                             602                        336
 Long-term incentive plan        5,858                        179
Amortization of unearned
  compensation                   2,454
Unrealized gain (loss) on
  available for sale
  securities                     1,616
Other                           (1,067)                       220         (99)
                           -----------   -----------   ----------  -----------
Balance, March 31, 1996    $ 1,126,350   $   870,930   $   32,541   $  560,401
                           -----------   -----------   ----------  -----------
Net income                     180,086                                 180,086
Dividends:
 Preferred shares                    0                                       0
 Common shares                (104,460)                              (104,460)
Treasury shares acquired      (123,601)
Issued:
 IWC Resources acquisition     207,552                     55,043
 Employee stock purchase
  plan                             668                        390
 Long-term incentive plan        5,441                        126
Amortization of unearned
 compensation                    2,459
Unrealized gain (loss) on
 available for sale
 securities                      1,161
Other                            1,460                         18        (127)
                           -----------   -----------   ----------  -----------
Balance, March 31, 1997    $ 1,297,116   $   870,930   $   88,118   $  635,900
                           ===========   ===========   ==========  ===========

                                     Dollars in Thousands              Shares
                           --------------------------------------  -----------
                                          Currency
  Twelve Months Ended        Treasury    Translation                   Common
       (continued)            Shares      Adjustment      Other        Shares
========================   ===========   ===========   ==========  ===========
Balance, April 1, 1995     $  (240,222)  $      (882)  $   (8,022)  73,892,109
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired       (97,223)
Issued:
 Employee stock purchase
  plan                             266
 Long-term incentive plan        6,237                       (558)
Amortization of unearned
 compensation                                               2,454
Unrealized gain on
 available for sale
 securities                                                 1,616
Other                                         (1,188)
                           -----------   -----------   ----------  -----------
Balance, March 31, 1996    $  (330,942)  $    (2,070)  $   (4,510)  73,892,109
                           -----------   -----------   ----------  -----------
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired      (123,601)
Issued:
 IWC Resources acquisition     152,509
 Employee stock purchase
  plan                             278
 Long-term incentive plan        5,776                       (461)
Amortization of unearned
 compensation                                               2,459
Unrealized gain (loss) on
 available for sale
 securities                                                 1,161
Other                                          1,569
                           -----------   -----------   ----------  -----------
Balance, March 31, 1997    $  (295,980)  $      (501)  $   (1,351)  73,892,109
                           ===========   ===========   ==========  ===========

                              Shares
                           -----------
  Twelve Months Ended        Treasury
     (continued)              Shares
========================   ===========
Balance, April 1, 1995     (10,020,238)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (2,747,343)
Issued:
 Employee stock purchase
  plan                          16,718
 Long-term incentive plan      247,500
Amortization of unearned
 compensation
Other
                           -----------
Balance, March 31, 1996    (12,503,363)
                           -----------
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired    (3,199,534)
Issued:
 IWC Resources acquisition   5,293,875
 Employee stock purchase
  plan                          17,496
 Long-term incentive plan      209,650
Amortization of unearned
 compensation
Unrealized gain
 on available for sale
 securities
Other
                           -----------
Balance, March 31, 1997    (10,181,876)
                           ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Three Months
                                                        Ended March 31,
                                                   -----------------------
                                                     1997          1996
                                                   =========     =========
                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                        $  70,838     $  67,486

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       56,139        53,456
  Deferred federal and state operating
   income taxes, net                                  (7,838)       14,991
  Deferred investment tax credits, net                (1,802)       (1,670)
  Advance contract payment                               475       (18,525)
  Change in certain assets and liabilities - *
   Accounts receivable, net                          (26,224)      (44,955)
   Electric production fuel                            2,351        (5,688)
   Materials and supplies                                220           666
   Natural gas in storage                             47,075        48,978
   Accounts payable                                   55,650        31,150
   Taxes accrued                                      71,234        44,456
   Fuel adjustment clause                             (3,781)        1,834
   Gas cost adjustment clause                         12,228       (47,674)
   Accrued employment costs                           (4,821)       (8,793)
   Other accruals                                     25,511        12,307
   Other, net                                          7,863         9,081
                                                   ---------     ---------
      Net cash provided by operating activities      305,118       157,100
                                                   ---------     ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Utility construction expenditures                  (46,396)      (37,308)
  Construction expenditures related to
   Crossroads Pipeline Company                          (185)          (85)
  Acquisition of IWC Resources Corporation,
    net of cash acquired                            (288,932)            0
  Proceeds from disposition of assets                 29,500             0
  Other, net                                         (19,352)      (13,917)
                                                   ---------     ---------
      Net cash used in investing activities         (325,365)      (51,310)
                                                   ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                         136,302        76,297
  Issuance of short-term debt                        254,045       339,688
  Net change in commercial paper                    (142,305)      (24,100)
  Retirement of long-term debt                        (1,469)       (1,117)
  Retirement of short-term debt                     (285,620)     (384,735)
  Retirement of preferred shares                          (1)      (35,000)
  Issuance of common shares                          208,486           608
  Acquisition of treasury shares                     (56,591)      (38,488)
  Cash dividends paid on common shares               (26,772)      (26,209)
  Cash dividends paid on preferred shares                  0          (119)
  Other, net                                             115           141
                                                   ---------     ---------
      Net cash provided by (used in)
       financing activities                           86,190       (93,034)
                                                   ---------     ---------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                     65,943        12,756

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  26,333        28,496
                                                   ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $  92,276     $  41,252
                                                   =========     =========

*Net of effect from purchase of IWC Resources Corporation.

                                                        Twelve Months
                                                       Ended March 31,
                                                   -----------------------
                                                     1997          1996
                                                   =========     =========
                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                        $ 180,086     $ 182,620

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                      217,711       205,476
  Deferred federal and state operating
   income taxes, net                                   4,590        29,367
 Deferred investment tax credits, net                 (7,540)       (7,317)
  Advance contract payment                             1,900       (18,525)
  Change in certain assets and liabilities - *
   Accounts receivable, net                          (37,712)      (48,106)
   Electric production fuel                           (4,186)        4,989
   Materials and supplies                              4,739         4,402
   Natural gas in storage                             (6,112)       10,122
   Accounts payable                                  105,513        32,859
   Taxes accrued                                      43,780       (35,661)
   Fuel adjustment clause                             (4,463)       (8,100)
   Gas cost adjustment clause                        (38,889)      (70,443)
   Accrued employment costs                            1,463          (960)
   Other accruals                                       (299)       12,436
   Other, net                                        (10,578)        8,594
                                                   ---------     ---------
      Net cash provided by operating activities      450,003       301,753
                                                   ---------     ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Utility construction expenditures                 (193,187)     (173,102)
  Construction expenditures related to
   Crossroads Pipeline Company                        (4,856)       (3,083)
  Acquisition of IWC Resources Corporation,
    net of cash acquired                            (288,932)            0
  Proceeds from disposition of assets                 29,500             0
  Other, net                                         (32,655)      (57,630)
                                                   ---------     ---------
      Net cash used in investing activities         (490,130)     (233,815)
                                                   ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                         138,371       251,501
  Issuance of short-term debt                      1,496,567     1,359,800
  Net change in commercial paper                      73,500       (15,700)
  Retirement of long-term debt                       (90,144)     (122,358)
  Retirement of short-term debt                   (1,510,619)   (1,304,585)
  Retirement of preferred shares                      (2,605)      (38,525)
  Issuance of common shares                          213,594         6,601
  Acquisition of treasury shares                    (123,601)      (97,223)
  Cash dividends paid on common shares              (103,753)     (100,106)
  Cash dividends paid on preferred shares               (647)       (2,416)
  Other, net                                             488           168
                                                   ---------     ---------
      Net cash provided by (used in)
       financing activities                           91,151       (62,843)
                                                   ---------     ---------
NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                 51,024         5,095

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  41,252        36,157
                                                   ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $  92,276     $  41,252
                                                   =========     =========

*Net of effect of IWC Resources Corporation.

The accompanying notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HOLDING COMPANY STRUCTURE: NIPSCO Industries, Inc. (Industries) is an energy/utility based holding company providing electric energy and natural gas to the public through its four regulated subsidiaries: Northern Indiana Public Service Company (Northern Indiana); Kokomo Gas and Fuel Company (Kokomo
Gas); Northern Indiana Fuel and Light Company, Inc. (NIFL); and Crossroads Pipeline Company (Crossroads). Industries' non-utility businesses are primarily energy or utility related. These include energy marketing and trading; power generation; oil and gas exploration and development; gas transmission, supply and storage; and related products targeted at customer segments.

      On March 25, 1997, Industries acquired IWC Resources Corporation (IWCR). IWCR's subsidiaries currently include two regulated water utilities and non-regulated companies providing utility-related services including utility line locating and marking and installation, and repair and maintenance of underground pipelines.


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Industries; its regulated subsidiaries and all non-utility subsidiaries. Industries' regulated subsidiaries, including Indianapolis Water Company (IWC) and Harbour Water Company (Harbour), are referred to as "Utilities". Industries' regulated gas and electric subsidiaries (Northern Indiana, Kokomo Gas, NIFL and Crossroads) are referred to as "Energy Utilities"; and regulated water subsidiaries (IWC and Harbour) are referred to as "Water Utilities". Investments for which Industries has at least a 20% interest and certain joint ventures are accounted for under the equity method of accounting. Investments with less than a 20% interest are accounted for under the cost method of accounting. The operating results of the non-utility subsidiaries, as well as the non-operating results of the Utilities, are included under the caption "Other Income (Deductions)" in the Consolidated Statement of Income. Interest on long-term debt, other interest, and amortization of debt discount and expense are reflected as a component of "Interest and Other Charges." All significant intercompany items have been eliminated in consolidation. Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

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

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions, as a percentage of the cost of depreciable utility plant, were approximately 4.3% for the three-month and twelve-month periods ended March 31, 1997, respectively; and 4.2% and 4.1% for the three-month and twelve-month periods ended March 31, 1996. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

      Kokomo Gas provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 3.2% for the three-month and twelve-month periods ended March 31, 1997; and 3.1% for the three-month and twelve-month periods ended March 31, 1996.

      NIFL provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.75% for the three-month and twelve-month periods ended March 31, 1997 and March 31, 1996.

      Crossroads provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.5% for the three-month and twelve-month periods ended March 31, 1997 and March 31, 1996.

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

      AMORTIZATION OF SOFTWARE COSTS. Industries amortizes capitalized software costs using the straight-line method based on estimated economic lives.

      PLANT ACQUISITION ADJUSTMENTS. Utility plant includes amounts representing the excess of purchase price over underlying book values associated with the acquisitions of Kokomo Gas, NIFL, IWC and Harbour.
These amounts are $171.2 million (see Note 4) and $40.6 million at March 31, 1997 and December 31, 1996, respectively, and are being amortized over a forty-year period from their respective dates of acquisition.

      INTANGIBLE ASSETS. The excess of cost over the fair value of the net assets of non-utility subsidiaries acquired as part of the IWCR acquisition (see Note 4) has been recorded as goodwill and is being amortized over a forty-year period from the date of acquisition.

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

      ACCOUNTS RECEIVABLE.  At March 31, 1997, Northern Indiana had sold
$100 million of its accounts receivable under a sales agreement which expires May 31, 1997, and is expected to be renewed.

      CUSTOMER ADVANCES AND CONTRIBUTIONS IN AID OF CONSTRUCTION. IWC allows developers to install and provide for the installation of water main extensions, which are to be transferred to IWC upon completion. The cost of the main extensions and the amount of any funds advanced for the cost of water mains installed are included in customer advances for construction and are generally refundable to the customer over a period of ten years. Advances not refunded within ten years are permanently transferred to contributions in aid of construction.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Industries considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                   Three Months        Twelve Months
                 Ended March 31,       Ended March 31,
                -------------------  -------------------
                  1997       1996      1997       1996
                ========   ========  ========   ========
                            (Dollars in thousands)
Income taxes    $      0   $      0  $ 75,795   $117,940

Interest, net
 of amounts
 capitalized    $ 12,111   $ 10,404  $ 88,988   $ 83,816

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

      GAS COST ADJUSTMENT CLAUSE. All metered gas rates contain an adjustment factor which reflects the cost of purchased gas, contracted gas storage, and storage transportation charges. The Energy Utilities record any under-recovery or over-recovery as a current asset or current liability until such time as it is billed or refunded to their customers. The gas cost adjustment factor for Northern Indiana is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. The gas cost adjustment factors for Kokomo Gas and NIFL are subject to semi-annual hearings by the Commission and remain in effect for a six-month period. If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month or six-month period will be included in a future filing. See Note 7, FERC Order No. 636 for a discussion of gas transition cost charges.

      NATURAL GAS IN STORAGE. Northern Indiana's natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in March 1997 and December 1996 the estimated replacement cost of gas in storage (current and non-current) at March 31, 1997 and December 31, 1996 exceeded the stated LIFO cost by approximately
$20 million and $96 million, respectively. Certain other subsidiaries of Industries have natural gas in storage valued at average cost.

      HEDGING ACTIVITIES. Industries' gas subsidiaries use commodity futures contracts, options and swaps (derivative financial instruments) to hedge the impact of natural gas price fluctuations related to its business activities. Gains and losses on these derivative financial instruments are deferred and recognized in income concurrent with the related purchases and sales of natural gas.

      As of March 31, 1997, Industries had open derivative financial instruments representing hedges of natural gas sales of 5.5 billion cubic feet (Bcf) and net basis differentials of 3.3 Bcf. The deferred gain on these derivative financial instruments at March 31, 1997 was not material.

      NESI Power Marketing, Inc., a subsidiary of Services, uses options to hedge price risk associated with a portion of its fixed price purchase and sale commitments related to electricity. Unrealized gains (losses) on these option contracts at March 31, 1997 are not material.

      IMPACT OF ACCOUNTING STANDARDS. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. Its objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the standards of other countries and with that of the International Accounting Standards Committee. This statement is effective for fiscal years ending after December 15, 1997. Industries will adopt this statement at year-end 1997 and does not expect adoption of the statement to have a significant impact on its current earnings per share calculation.

      REGULATORY ASSETS. The Utilities' operations are subject to the regulation of the Commission and the Federal Energy Regulatory Commission
(FERC). Accordingly, the Utilities' accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The Utilities monitor changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As of March 31, 1997 and December 31, 1996, the regulatory assets identified below represent probable future revenue to the Utilities associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of the Utilities' operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain of the regulatory assets identified below might be required. Regulatory assets were comprised of the following items and were reflected in the Consolidated Balance Sheet as follows:

                                                  March 31,    December 31,
                                                    1997           1996
                                                =============  ============
                                                    (Dollars in thousands)
Unamortized reacquisition premium on
 debt (Note 18)                                 $      49,384  $     50,262
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                 69,709        70,763
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     10,582        10,816
Deferral of SFAS No. 106 expense not
 recovered (Note 11)                                   91,965        87,557
FERC Order No. 636
 transition costs (Note 7)                             40,357        47,399
Regulatory income tax asset (Note 9)                    7,728         4,736
Other                                                   4,456             0
                                                -------------  ------------
                                                      274,181       271,533
Less: Current portion of regulatory assets             32,357        35,328
                                                -------------  ------------
                                                $     241,824  $    236,205
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

      At January 1, 1995, a pre-tax rate of 6.0% for all construction was being used; effective January 1, 1996 the rate decreased to 5.5%; and effective January 1, 1997, the rate increased to 6.0%.

      FOREIGN CURRENCY TRANSLATION. Translation gains or losses are based upon the end-of-period exchange rate and are recorded as a separate component of common shareholders' equity.

      INVESTMENTS IN REAL ESTATE. NIPSCO Development Company, Inc. (Development), a wholly-owned subsidiary of Industries, has invested in a series of affordable housing projects in the Utilities' service territories. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Development accounts for these investments using the equity method. Investments, at equity, include $31.3 million and $24.1 million relating to affordable housing projects at March 31, 1997 and December 31, 1996, respectively.

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

(3)   PENDING TAX MATTER:  On August 1, 1991, the Internal Revenue Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS believes that interest paid on the Notes should have been
subject to United States tax withholding.   The Notes were redeemed in 1985
and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana challenged the assessment in the United States Tax Court (Tax Court)
and the matter was tried in 1994.   On November 6, 1995, the Tax Court ruled
in favor of Northern Indiana, finding that the interest paid on the Notes was not subject to United States tax withholding. On March 13, 1996, the IRS appealed the Tax Court's decision to the U. S. Court of Appeals for the Seventh Circuit, and on March 25, 1996 Northern Indiana filed its cross appeal. The case was argued on February 20, 1997. Northern Indiana's management and general counsel believe the favorable ruling of the Tax Court will prevail.

(4) PURCHASE OF IWC RESOURCES CORPORATION: On March 25, 1997, Industries acquired all the outstanding common stock of IWC Resources Corporation (IWCR) for $290.5 million. Industries financed this transaction with debt of approximately $83.0 million and issuance of approximately 5.3 million Industries' common shares. Industries accounted for the acquisition as a purchase, and the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. The accompanying consolidated financial statements reflect a preliminary allocation of the purchase price (see Note 2) as the purchase price allocation has not been finalized.

      Following is a summary of the assets acquired and liabilities assumed in the acquisition of IWCR:

                                       (Dollars in thousands)
 Assets acquired:
  Utility plant (net of
       accumulated depreciation)          $ 448,387
  Other property and investments             26,526
  Other current assets                       34,826
  Intangible assets                          80,020
  Other noncurrent assets                    22,350
                                          ---------
                                            612,109
Less:
 Liabilities assumed:
  Long-term debt                            112,185
  Preferred stock                             4,497
  Short-term debt                            28,329
  Other current liabilities                  23,315
  Customer advances and contributions
    in aid of construction                   86,175
  Other noncurrent liabilities               67,071
                                          ---------
                                            321,572
                                          ---------
 Net assets acquired                      $ 290,537
                                          =========

      On a pro forma basis, the acquisition of IWCR would not have a significant effect on Industries' consolidated results of operations.

(5) ELM ENERGY AND RECYCLING (UK) LTD.: Development is a 95% shareholder in Elm Energy and Recycling (UK) Ltd. (Elm), which owns and operates a tire-fueled electric generating plant in Wolverhampton, England (Project). In 1995, the Project failed certain performance and reliability tests which had been established under a contract between Elm and TBV Power Limited (TBV), a company jointly owned by subsidiaries of the Tarmac PLC Group and Black & Veatch. Elm "rejected" the Project in accordance with the contract, and the independent Project engineer then certified that 29.6 million British Pounds Sterling (approximately $48.5 million at March 31, 1997) were to be reimbursed by TBV to Elm. TBV filed suit in the English courts to enjoin enforcement of the decision and to allege certain breaches of the underlying construction contract.

      Elm has counterclaimed, and Elm and Development are also seeking additional remedies at law, in both the United States and the United Kingdom, for damages and/or sanctions against TBV, Tarmac PLC Group, Black & Veatch and its chairman. Black & Veatch has counterclaimed against Elm and Development. Development believes that the claims made against it and Elm are meritless and that remedies, in conjunction with Elm's rights under the construction contract, will be sufficient to mitigate any losses which Elm and/or Development may otherwise incur.

     Elm is continuing to operate the Project, and the banks which provide the non-recourse financing for the Project are continuing to support its operations. However, because of ongoing defaults under the Project financing (resulting from the Project's poor performance and the pending litigation), and the uncommitted nature of a working capital facility provided by the banks, the banks have the right to ask that the operation of the Project be terminated at any time. In that event, some or all of Industries' investment in Elm may be at risk. Industries' investment in Elm, however, was not material at March 31, 1997.

(6) NESI ENERGY MARKETING CANADA LTD. LITIGATION: On October 31, 1996, Services' wholly-owned subsidiary NIPSCO Energy Services Canada Ltd.(NESI Canada) acquired 70% of the outstanding shares of Chandler Energy Inc., a gas marketing and trading company located in Calgary, Alberta, and subsequently renamed it NESI Energy Marketing Canada Ltd.(NEMC). Between November 1 and November 27, 1996, gas prices in the Calgary market increased dramatically.
As a result, NEMC was selling gas, pursuant to contracts entered into prior to the acquisition date, at prices substantially below its costs to acquire such gas. On November 27, 1996, NEMC ceased doing business and sought protection from its creditors under the Companies' Creditors Arrangement Act, a Canadian corporate reorganization statute.

      In December 1996 and January 1997, certain creditors of NEMC filed claims against Industries, Services, Capital Markets and NESI Canada, alleging certain misrepresentations relating to NEMC's financial condition and claiming damages. Industries and its affiliates intend to vigorously defend against such claims and any other claims seeking to assert that any party other than NEMC is responsible for NEMC's liabilities. Industries has fully reserved its equity investment in NEMC. Management believes that any additional loss relating to NEMC would not be material to the results of operations or financial position of Industries.

(7) FERC ORDER NO. 636. The Energy Utilities have recorded approximately $135 million of interstate pipeline transition costs to reflect the impact of FERC Order No. 636, a majority of which costs have been paid to the pipeline suppliers. The Energy Utilities expect that additional transition costs will not be significant; however, the ultimate level of costs will depend on future events, including the market price of natural gas. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(8) ENVIRONMENTAL MATTERS: The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of $16.9 million to cover probable corrective actions as of March 31, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Industries.

      On December 19, 1996, the Environmental Protection Agency (EPA) promulgated rules for the second phase of the Acid Rain nitrogen oxides reduction program. Northern Indiana is evaluating compliance strategies to meet the reduced emission limitations found in the final rule. Additional controls may be needed to meet the requirements. A compliance plan must be submitted to the EPA by December 31, 1997 with details of the plan to meet the new limits by January 1, 2000.

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

      The Energy Utilities have instituted a program to investigate former manufactured-gas plants where one of them is the current or former owner.
The Energy Utilities have identified twenty-eight of these sites and made visual inspections of these sites. Initial samplings have been conducted at seventeen sites. Follow-up investigations have been conducted at seven sites and remedial measures have been selected at four sites. The Energy Utilities will continue their program to assess and cleanup sites.

      During the course of various investigations, the Energy Utilities have identified impacts to soil, groundwater, sediment and surface water from former manufactured-gas plants. At three sites where residues were noted seeping into rivers, Northern Indiana notified the Indiana Department of Environmental Management (IDEM) and the EPA and immediately took steps to contain the material. The Energy Utilities have worked with IDEM or the EPA on investigation or remedial activities at several sites. Two of the sites have been enrolled in the IDEM Voluntary Remediation Program (VRP). The goal of placing these sites in the VRP is to obtain IDEM approval of the selection and implementation of whatever remedial measures, if any, may be required. The Energy Utilities anticipate placing additional sites in the VRP after remedial measures have been selected.

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

      The Energy Utilities have met with various companies that provided insurance coverage which the Energy Utilities believe covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured-gas plant sites. The state court action is stayed pending resolution of the Northern Indiana suit in Federal Court. Both sides have motions pending in the Federal Court lawsuit that would be dispositive of the case. Northern Indiana has obtained cash settlements from some of its insurers.

      The possibility that exposure to electric and magnetic fields emanating
(EMF) from power lines, household appliances, and other electric sources may result in adverse health effects has been the subject of public, governmental, and media attention. Recently, the U.S. National Research Council of the National Academy of Sciences concluded in a report, after examining more than 500 EMF studies spanning 17 years, that among other things, there is insufficient evidence to consider EMF a threat to human health. Despite the report's findings, future research appropriations are continuing to be dedicated to explore this issue.

      The Water Utilities are subject to pollution control and water quality control regulations, including those issued by the EPA, IDEM, the Indiana Water Pollution Control Board, and the Indiana Department of Natural Resources. Under the Federal Clean Water Act and Indiana's regulations,
IWC must obtain National Pollutant Discharge Elimination System (NPDES) permits for discharges from its water treatment stations. Application for renewal of any expiring permits have been filed and are the subject of ongoing discussions with, but not finalized by, IDEM. These permits continue in effect pending review of the applications.

      Under the Federal Safe Drinking Water Act (SWDA), the Water Utilities are subject to regulation by the EPA for the quality of water sold and treatment techniques used to make the water portable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes its water utilities are currently in compliance with all MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA. In August 1996, Congress amended the SDWA to allow the EPA more authority to weigh the costs and benefits of regulations being considered in some (but not all) cases. The 1996 amendments do not, however, reduce the number of new standards required by the 1986 amendments. Such standards promulgated could be costly and require substantial changes in the Water Utilities' operations. The Water Utilities would expect to recover the costs of such changes through its water rates; however, such recovery may not necessarily be timely.

      Under a 1991 law enacted by the Indiana Legislature, a water utility may petition the Commission for prior approval of its plans and estimated expenditures required to comply with provisions of, and regulations under, the Federal Clean Water Act and SDWA. Upon obtaining such approval, a water utility may include, to the extent of its estimated costs as approved by the Commission, such costs in its rate base for rate-making purposes and recover its costs of developing and implementing the approved plans if statutory standards are met. The capital costs for such new systems, equipment or facilities or modifications of existing facilities may be included in a water utility's rate base upon completion of construction of the project or any part thereof. While use of this statute is voluntary on the part of a water utility, if utilized, it should allow water utilities a greater degree of confidence in recovering major costs incurred to comply with environmentally related laws on a timely basis.

(9) INCOME TAXES: Industries uses the liability method of accounting for income taxes under which deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities.

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

      The components of the net deferred income tax liability at March 31, 1997 and December 31, 1996, are as follows:

                                                  March 31,    December 31,
                                                    1997           1996
                                                =============  ============
                                                    (Dollars in thousands)
Deferred tax liabilities -
 Accelerated depreciation
   and other property differences               $     768,283  $    727,528
 AFUDC-equity                                          37,109        37,713
 Adjustment clauses                                    37,562        41,181
 Take-or-pay gas costs                                    737           877
 Other regulatory assets                               40,476        39,458
 Reacquisition premium on debt                         19,346        19,041

Deferred tax assets -
 Deferred investment tax credits                      (42,131)      (41,046)
 Removal costs                                       (134,914)     (131,718)
 FERC Order No. 636 transition costs                   (7,022)       (8,144)
 Other postretirement/postemployment
    benefits                                          (48,585)      (43,446)
 Other, net                                           (16,370)      (11,987)
                                                -------------  ------------
                                                      654,491       629,457
Less: Deferred income taxes related to
  current assets and liabilities                       21,834        26,712
                                                -------------  ------------
Deferred income taxes - noncurrent              $     632,657  $    602,745
                                                =============  ============

      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                      Three Months          Twelve Months
                                   Ended March 31,        Ended March 31,
                                  --------------------   --------------------
                                     1997       1996        1997       1996
                                  =========  =========   =========  =========
                                             (Dollars in thousands)
Current income taxes -
 Federal                          $  41,698  $  24,374   $  95,857  $  78,220
 State                                6,210      3,772      14,889     12,072
                                  ---------  ---------   ---------  ---------
                                     47,908     28,146     110,746     90,292
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                             (7,289)    13,760       3,966     26,906
 State                                 (549)     1,231         624      2,461
                                  ---------  ---------   ---------  ---------
                                     (7,838)    14,991       4,590     29,367
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,802)    (1,670)     (7,540)    (7,317)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             38,268     41,467     107,796    112,342

Income tax applicable to non-
 operating activities and income
 of non-utility subsidiaries            645     (1,625)     (1,807)    (8,819)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  38,913  $  39,842   $ 105,989  $ 103,523
                                  =========  =========   =========  =========

      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                       Three Months          Twelve Months
                                     Ended March 31,       Ended March 31,
                                  --------------------   --------------------
                                     1997       1996        1997       1996
                                  =========  =========   =========  =========
                                             (Dollars in thousands)
Net income                        $  70,838  $  67,486   $ 180,086  $ 182,620
Add-Income taxes                     38,913     39,842     105,989    103,523
 Dividend requirements on
  preferred stocks of subsidiary      2,167      2,199       8,680      8,920
                                  ---------  ---------   ---------  ---------
Income before preferred dividend
 requirements of subsidiary and
 income taxes                     $ 111,918  $ 109,527   $ 294,755  $ 295,063
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  39,171  $  38,334   $ 103,164  $ 103,272

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   1,044        983       4,682      3,997
  Amortization of deferred
   investment tax credits            (1,802)    (1,670)     (7,540)    (7,317)
  State income taxes, net of
   federal income tax benefit         3,567      3,683      10,424      9,812
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (1,518)    (1,674)     (6,488)    (5,979)
  Other, net                         (1,549)       186       1,747       (262)
                                  ---------  ---------   ---------  ---------
    Total income taxes            $  38,913  $  39,842   $ 105,989  $ 103,523
                                  =========  =========   =========  =========

(10) PENSION PLANS: Industries and its subsidiaries have four noncontributory, defined benefit retirement plans covering substantially all employees. Benefits under the plans reflect the employees' compensation, years of service, and age at retirement.

      The plans' funded status as of January 1, 1997 and 1996 are as follows:

                                                      1997        1996
                                                   =========   =========
                                                   (Dollars in thousands)
Vested benefit obligation                          $(550,151)  $(549,234)
Nonvested benefit                                   (105,339)   (104,814)
                                                   ---------   ---------
Accumulated benefit obligation                     $(655,490)  $(654,048)
                                                   =========   =========
Projected benefit obligation for service
 rendered to date                                  $(759,406)  $(759,681)
Plan assets at fair market value                     806,888     706,320
                                                   ---------   ---------
Plan assets in excess of (or less than)
 projected benefit obligation                         47,482     (53,361)
Unrecognized transition obligation at January 1,
 being recognized over seventeen years                37,401      43,484
Unrecognized prior service cost                       25,528      27,242
Unrecognized gains                                   (66,611)     (4,217)
                                                   ---------   ---------
Prepaid pension costs                              $  43,800   $  13,148
                                                   =========   =========

      The accumulated benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula without considering expected future salary increases. The projected benefit obligation considers estimated future salary increases.

      Rates used to determine the accumulated benefit obligation and projected benefit obligation at January 1, 1997 and January 1, 1996 were as follows:

                                                  1997       1996
                                                 =====       =====
Discount rate                                    7.75%       7.25%
Rate of increase in compensation levels          5.50%       5.50%

      The following items are the components of provisions for pensions for the three-month and twelve-month periods ended March 31, 1997 and March 31, 1996 excluding IWCR and its subsidiaries:

                     Three Months       Twelve Months
                        Ended               Ended
                       March 31,         March 31,
                 ------------------  -------------------
                   1997      1996      1997       1996
                 ========  ========  ========   ========
                            (Dollars in thousands)
Service costs    $  4,573  $  6,267  $ 14,606   $ 15,199
Interest costs     16,536    19,051    50,962     58,224
Estimated return
 on plan assets   (20,503)  (22,604)  (85,306)  (144,983)
Amortization of
 transition
 obligation         1,588     1,942     5,068      6,009
Other net
 amortization
 and deferral         950       914    26,496     86,420
                 --------  --------  --------   --------
                 $  3,144  $  5,570  $ 11,826   $ 20,869
                 ========  ========  ========   ========

      Assumptions used in the valuation and determination of 1997 and 1996 pension expenses were as follows:

                                                     1997         1996
                                                    =====        =====
Discount rate                                       7.75%        7.25%
Rate of increase in compensation levels             5.50%        5.50%
Expected long-term rate of return on assets         9.00%        9.00%

      The plans' assets are invested primarily in common stocks, bonds, and notes.

      IWCR participates in several industry-wide, multi-employer pension plans for certain of its union employees at Miller Pipeline Corporation (Miller). These plans provide for monthly benefits based on length of service. Specified amounts per compensated hour for each employee are contributed to the trustees of these plans.

(11) POSTRETIREMENT BENEFITS: Industries provides certain health care and life insurance benefits for retired employees. Substantially all of Industries' employees may become eligible for those benefits if they reach retirement age while working for Industries. The expected cost of such benefits is accrued during the employees' years of service.

      Northern Indiana's rate-making has historically included the cost of providing these benefits based on the related insurance premiums. On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate-making purposes consistent with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," and authorized the deferral of the differences between the net periodic postretirement benefit costs and the insurance premiums paid for such benefits
(OPRB) as a regulatory asset until such time as the accrual cost method may be reflected in the rate-making process. The Commission stated that a deferral period of four years or less would be rebuttably presumed to be reasonable and also indicated each utility would have to demonstrate its postretirement benefit costs were prudent and reasonably incurred at the time such costs were proposed to be recovered in the rate-making process. Northern Indiana has been deferring as a regulatory asset the difference between the amount that would have been charged to expense under pay-as-you-go accounting and the amount accrued in accordance with the standard in anticipation of approval for these costs in the rate-making process.

      On November 20, 1996, Northern Indiana filed with the Commission for inclusion of accrual-based postretirement benefit costs in the rate-making process to be effective February 1, 1997 for electric rates and March 1, 1997 for gas rates. These costs include an amortization of the existing regulatory asset consistent with the remaining amortization period for the transition obligation. Northern Indiana discontinued its cost deferral and began amortizing its regulatory asset concurrent with the dates above and consistent with its original proposal. Hearings were held during March 1997 and the matter is pending before the Commission for decision. Northern Indiana expects a decision during the second quarter of 1997. Management believes that Northern Indiana will ultimately be successful in obtaining such approval.

      IWC's current rate-making process includes postretirement benefit costs on an accrual basis, including amortization of the regulatory asset that arose prior to inclusion of these costs in the rate-making process. IWC currently remits to a grantor trust amounts collected in the rate-making process in excess of current cash requirements.

      The following table sets forth the plans' accumulated postretirement benefit obligation as of January 1, 1997 and 1996:

                                                   January 1,  January 1,
                                                      1997        1996
                                                   ==========  ==========
                                                   (Dollars in thousands)
Retirees                                           $  (85,308) $  (99,453)
Fully eligible active plan participants               (19,448)    (23,084)
Other active plan participants                       (115,383)   (136,322)
                                                   ----------  ----------
Accumulated postretirement benefit obligation        (220,139)   (258,859)
Unrecognized transition obligation at January 1,
 being recognized over twenty years                   188,229     197,088
Unrecognized actuarial gain                           (91,023)    (23,439)
                                                   ----------  ----------
Accrued liability for postretirement benefits      $ (122,933) $  (85,210)
                                                   ==========  ==========

      A discount rate of 7.75% and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6% and a discount rate of 7.25%, and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6% were used to determine the accumulated postretirement benefit obligation at January 1, 1997 and 1996, respectively.

      The decrease in the accumulated postretirement benefit obligation (APBO) and the related increase in unrecognized actuarial gain at January 1, 1997 were primarily attributable to favorable claim experience and the increase in the discount rate to 7.75%. Additionally, Industries implemented a 3% cap on its share of retiree cost increases for pre-Medicare benefits for certain non-bargaining retirees who retire after February 1, 1997. This plan amendment reduced the APBO and the unrecognized transition obligation by $9.6 million at January 1, 1997.

      Net periodic postretirement benefits costs for the three-month and twelve-month periods ended March 31, 1997 and March 31, 1996 include the following components:

                     Three Months        Twelve Months
                        Ended                Ended
                      March 31,           March 31,
                 ------------------   ------------------
                   1997      1996       1997      1996
                 ========  ========   ========  ========
                            (Dollars in thousands)
Service costs    $  1,460  $  1,620   $  7,192  $  6,170
Interest costs      4,460     5,080     17,691    19,366
Amortization of
 transition
 obligation
 over twenty
 years              2,764     3,095     11,262    11,789
Amortization of
 unrecognized
 actuarial
 gain              (1,008)     (583)      (979)   (2,221)
                 --------  --------   --------  --------
                 $  7,676  $  9,212   $ 35,166  $ 35,104
                 ========  ========   ========  ========

      The net periodic postretirement benefit costs for 1997 were determined assuming a 7.75% discount rate, a 5% rate of compensation increase, and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%.
The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1997 by approximately $31.4 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.1 million for the three-month period ended March 31, 1997. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

(12)  AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS:

      INDUSTRIES -
        20,000,000 shares - Preferred - without par value

      Effective March 2, 1990, 2,000,000 of Industries' Series A
Junior Participating Preferred Shares were reserved for issuance pursuant to the Share Purchase Rights Plan described in Note 16, Common Shares.

      NORTHERN INDIANA -
        2,400,000 shares - Cumulative Preferred - $100 par value 3,000,000 shares - Cumulative Preferred - no par value 2,000,000 shares - Cumulative Preference - $50 par value
                            (none outstanding)
        3,000,000 shares - Cumulative Preference - no par value
                            (none issued)

      INDIANAPOLIS WATER COMPANY -
           300,000 shares - Cumulative Preferred - $100 par value

      Note 13 sets forth the preferred stocks which are redeemable solely at the option of the issuer, and Note 14 sets forth the preferred stocks which are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer.

      The Preferred shareholders of Industries, Northern Indiana and IWC have no voting rights, except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

(13) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF THE ISSUER, OUTSTANDING AT MARCH 31, 1997 AND DECEMBER 31, 1996 (SEE NOTE 12):

                                                                 Redemption
                                                                  Price at
                                    March 31,    December 31,     March 31,
                                      1997            1996           1997
                                  =============  =============  =============
                                     (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Cumulative preferred stock -
  $100 par value -

  4-1/4% series - 209,141 and
   209,145 shares outstanding,
   respectively                   $      20,914  $      20,915        $101.20
  4-1/2% series -  79,996 shares
   outstanding                            8,000          8,000        $100.00
  4.22% series -  106,198 shares
   outstanding                           10,620         10,620        $101.60
  4.88% series -  100,000 shares
   outstanding                           10,000         10,000        $102.00
  7.44% series -   41,890 shares
   outstanding                            4,189          4,189        $101.00
  7.50% series -   34,842 shares
   outstanding                            3,484          3,484        $101.00
  Premium on preferred stock                254            254

 Cumulative preferred stock -
  no par value -
   Adjustable rate (6.00% at
    March 31, 1997), Series A
    (stated value $50 per share)
    473,285 shares outstanding           23,664         23,664         $50.00

INDIANAPOLIS WATER COMPANY:
 Cumulative preferred stock -
  $100 par value -

  Rates ranging from 4.00% to
    5.00%, 44,966 shares
    outstanding                           4,497              -    $100 - $105
                                   ------------   ------------
                                   $     85,622   $     81,126
                                   ============   ============

      During the period April 1, 1995 to March 31, 1997, there were no additional issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of the issuer at the redemption prices shown.

(14) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT MARCH 31, 1997 AND DECEMBER 31, 1996 (SEE NOTE 12):

                                                    March 31,    December 31,
                                                      1997            1996
                                                  =============  =============
                                                     (Dollars in thousands)
Preferred stocks subject to mandatory redemption
 requirements or whose redemption is outside the
 control of issuer:

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Cumulative preferred stock - $100 par value -
  8.85% series - 75,000 shares outstanding,
   excluding sinking fund payments due
   within one year                                $       7,500  $      7,500
  7-3/4% series - 44,460 shares outstanding,
   excluding sinking fund payments due within
   one year                                               4,446         4,446
  8.35% series - 63,000 shares outstanding,
   excluding sinking fund payments due within
   one year                                               6,300         6,300
 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding              43,000        43,000
                                                  -------------  ------------
                                                  $      61,246  $     61,246
                                                  =============  ============

      The redemption prices at March 31, 1997, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

                                                        Sinking Fund Or
                                                     Mandatory Redemption
Series   Redemption Price Per Share                     Provisions
======   ==========================              ===========================
Cumulative preferred stock - $100 par value -
  8.85%  $101.48, reduced periodically           12,500 shares on or before
                                                  April 1.

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

  7-3/4% $104.41, reduced periodically           2,777 shares on or
                                                  before December 1;
                                                  noncumulative option
                                                  to double amount each
                                                  year.

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.

      Sinking fund requirements with respect to redeemable preferred stocks outstanding at March 31, 1997 for each of the twelve-month periods subsequent to March 31, 1998 are as follows:


Twelve Months Ended March 31,*
==================================
1999                    $1,827,700
2000                    $1,827,700
2001                    $1,827,700
2002                    $1,827,700

* Table does not reflect redemptions made after March 31, 1997.

(15) COMMON SHARE DIVIDEND: During the next few years, Industries expects that the majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At March 31, 1997, Northern Indiana had approximately $167.2 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings, and the absence of adverse developments.

(16) COMMON SHARES: Industries has 200,000,000 common shares authorized without par value.

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

      COMMON SHARE REPURCHASES. The Board has authorized the repurchase of Industries' common shares. At March 31, 1997, Industries had purchased approximately 20.2 million shares at an average price of $27.14 per share since 1989. Including 5.0 million shares authorized on April 9, 1997, approximately 5.9 million additional common shares may be repurchased under the Board's authorization.

(17)  LONG-TERM INCENTIVE PLAN:  Industries has two Long-Term Incentive
Plans for key management employees that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998 and 2004, respectively. At March 31, 1997, there were 4,911 shares and 2,205,550 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, and performance units. No incentive stock options or performance units were outstanding at March 31, 1997. Under both Plans, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option's maximum term is ten years and vests one year from the date of grant.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries stock, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1996 and 1997 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 271,000 and 262,000 restricted shares outstanding at March 31, 1997 and December 31, 1996, respectively.

      The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 100,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options in the future. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of March 31, 1997, 30,750 shares were issued under the Plan.

      Industries accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against income for restricted stock awards was $0.5, and $2.0 million for the three-month and twelve-month periods ending March 31, 1997, respectively. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Industries' net income and earnings per share would have been reduced to the following pro forma amounts:

                           Three Months         Twelve Months
                              Ended                 Ended
                             March 31,            March 31,
                        ------------------   --------------------
                           1997    1996       1997        1996
                        ==================   ====================
                       (Dollars in thousands, except per share data)
Net Income:
 As reported            $ 70,838  $ 67,486   $ 180,086  $ 182,620
 Pro forma              $ 70,539  $ 67,319   $ 179,340  $ 182,204
Earnings Per Share:
 As reported            $   1.18  $   1.08   $    2.97  $    2.87
 Pro forma              $   1.18  $   1.08   $    2.96  $    2.86

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

      The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month and twelve-month periods ended March 31, 1997 and March 31, 1996, respectively: risk-free interest rate of 6.39% and 6.24%; expected dividend yield of $1.68 and $1.56 per share; expected option term of five years; and expected volatility of 13.2% and 13.0%.

      Changes in outstanding shares under option and SARs for the three-month, and twelve-month periods ended March 31, 1997 and 1996 are as follows:

                                          NONQUALIFIED STOCK OPTIONS
                                -------------------------------------------
                                           Weighted                Weighted
                                           Average                 Average
   Three Months Ended                      Option                  Option
      March 31,                     1997    Price           1996    Price
===========================     =========  ========     =========  ========
Balance beginning of period     1,187,150  $  30.58     1,107,750  $  28.55
 Exercised                        (26,550) $  28.03       (12,900) $  28.96
 Canceled                         (10,850) $  37.81        (3,000) $  32.69
                                ---------               ---------
Balance end of period           1,149,750  $  30.57     1,091,850  $  28.53
                                =========               =========
Shares exercisable                886,300  $  28.42       821,400  $  27.25
                                =========               =========

                                          NONQUALIFIED STOCK OPTIONS
                                -------------------------------------------
                                           Weighted                Weighted
                                           Average                 Average
   Twelve Months Ended                     Option                  Option
      March 31,                     1997    Price           1996    Price
===========================     =========  ========     =========  ========
Balance beginning of period     1,091,850  $  28.53     1,059,700  $  26.86
 Granted                          278,300  $  37.81       277,450  $  32.44
 Exercised                       (197,650) $  28.90      (232,500) $  25.76
 Canceled                         (22,750) $  35.83       (12,800) $  25.13
                                ---------               ---------
Balance end of period           1,149,750  $  30.57     1,091,850  $  28.53
                                =========               =========
Shares exercisable                886,300  $  28.42       821,400  $  27.25
                                =========               =========
Weighted average fair value
 of options granted             $    5.00               $    3.87
                                =========               =========

                                    NONQUALIFIED STOCK OPTIONS WITH SARs
                                -------------------------------------------
   Three Months Ended                      Option                   Option
      March 31,                     1997    Price           1996     Price
===========================     =========  ========     =========  ========
Balance beginning of period         5,600  $ 10.94         5,600  $  10.94
 Exercised                              0                      0
                                ---------               ---------
Balance end of period               5,600  $ 10.94          5,600 $  10.94
                                =========               =========
Shares exercisable                  5,600  $ 10.94          5,600 $  10.94
                                =========               =========

                                    NONQUALIFIED STOCK OPTIONS WITH SARs
                                -------------------------------------------
   Twelve Months Ended                     Option                  Option
       March 31,                    1997    Price           1996    Price
===========================     =========  ========     =========  ========
Balance beginning of period         5,600  $  10.94         9,900  $  10.94
 Exercised                              0                  (4,300) $  10.94
                                ---------               ---------
Balance end of period               5,600  $  10.94         5,600  $  10.94
                                =========               =========
Shares exercisable                  5,600  $  10.94         5,600  $  10.94
                                =========               =========

      The following table summarizes information about non-qualified stock options at March 31, 1997:

                         OPTIONS OUTSTANDING
--------------------------------------------------------------------------
                      Number         Weighted Average
   Range of        Outstanding at       Remaining        Weighted Average
  Option Price     March 31, 1997    Contractual Life      Option Price
================   ==============   ==================   =================
$10.94 to $17.94        90,800           2.80 years            $16.62
$22.94 to $28.75       382,750           6.07 years            $26.53
$30.31 to $37.81       676,200           8.21 years            $34.73
----------------     ---------           ----------            ------
$10.94 to $37.81     1,149,750           7.07 years            $30.57
                     =========

                         OPTIONS EXERCISABLE
--------------------------------------------------------------------------
                                  Number
   Range of                    Exercisable at             Weighted Average
  Option Price                 March 31, 1997             Option Price
================             ==================          =================
$10.94 to $17.94                    90,800                     $16.62
$22.94 to $28.75                   382,750                     $26.53
$30.31 to $33.19                   412,750                     $32.76
----------------                 ---------                     ------
$10.94 to $33.19                   886,300                     $28.42
                                 =========

(18) LONG-TERM DEBT: At March 31, 1997 and December 31, 1996, Industries' long-term debt, excluding amounts due within one year, issued and not retired or canceled was as follows:

                                                      AMOUNT OUTSTANDING
                                                 ---------------------------
                                                  March 31,      December 31,
                                                     1997           1996
                                                 =============   ============
                                                    (Dollars in thousands)
First mortgage bonds -
 Interest rates between 5.20% and 9.83% with
  a weighted average interest rate of 7.21%
  and various maturities between October 1, 1998
  and December 1, 2022                            $   202,109     $  109,509
                                                Pollution control notes and bonds -
 Interest rates between 3.47% and 5.70% with
  a weighted average interest rate of 3.75%
  and various maturities between October 1, 2003
  and April 1, 2019                                   242,000        242,000

Medium-term notes -
 Interest rates between 5.83% and 7.99% with
  a weighted average interest rate of 6.99%
  and various maturities between April 6, 1998
  and January 19, 2024                                772,025        644,025

Subordinated Debentures -
  7-3/4%, due March 31, 2026                           75,000         75,000

Notes payable -
 Interest rates between 6.31% and 8.25% with
  a weighted average interest rate of 7.24%
  and various maturities between June 30, 1998
  and April 1, 2006                                    39,010         19,522

Variable bank loan -
  6.44% - due August, 2003                              5,600              -

Term Loan Facility-weighted average interest
  rate of 8.12% at March 31, 1997, due
  December 31, 2004                                    39,753         40,576

Unamortized premium and discount
 on long-term debt, net                                (3,411)        (3,526)
                                                 ------------    -----------
    Total long-term debt, excluding
    amounts due in one year                       $ 1,372,086    $ 1,127,106
                                                 ============    ===========

      The sinking fund requirements of long-term debt outstanding at March 31, 1997 (including the maturity of Northern Indiana's first mortgage bonds: Series P, 6-7/8%, due October 1, 1998; Northern Indiana's medium-term notes due from April 6, 1998 to August 15, 2001; Lake Erie Land Company's notes payable due June 30, 1998; NDC Douglas Properties, Inc.'s notes payable due December 22, 1999; IWC's first mortgage bonds: Series 5.20%, due May 1, 2001 and Series 8.00%, due December 15, 2001;and IWCR's senior note payable, due March 15, 2001), for each of the twelve-month periods subsequent to March 31, 1998 are as follows:


Twelve Months Ended March 31,
================================
1999                $  62,469,026
2000                $  19,007,933
2001                $ 176,321,825
2002                $  43,745,375

      Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums are being deferred and amortized. These premiums are not earning a return during the recovery period.

      Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented, securing the first mortgage bonds issued by Northern Indiana, constitutes a direct first mortgage lien upon substantially all property and franchises, other than expressly excepted property, owned by Northern Indiana.

      IWC's first mortgage bonds are secured by its utility plant. Provisions of trust indentures related to the 5-7/8% Series Bonds and the 8% Series Bonds require annual sinking or improvement payments amounting to 1/2% of the maximum aggregate amount outstanding. As permitted, this requirement has been satisfied by substituting a portion of permanent additions to utility plant.

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

      On February 14, 1997, Capital Markets was authorized to issue and sell up to $300 million of medium-term notes. As of March 31, 1997, $128 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used for the purchase of IWCR and to pay other outstanding short-term obligations of Capital Markets. As of April 25, 1997, an additional $118 million of medium-term notes were issued.

      The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets (other than Northern Indiana), reflected in the consolidated financial statements of Industries, was approximately $1.2 billion at March 31, 1997.

(19) CURRENT PORTION OF LONG-TERM DEBT: At March 31, 1997 and December 31, 1996, Industries' current portion of long-term debt due within one year was as follows:

                                               March 31,       December 31,
                                                 1997              1996
                                             =============     ============
                                                  (Dollars in thousands)
First Mortgage Bonds -
 Interest rates of 5-7/8% and 6-3/8% with a
  weighted average interest rate of 6.27% and
  maturities of August 1, 1997 and
  September 1, 1997                            $     32,522       $    25,747
Medium-term notes -
 Interest rate of 5.85% and maturities
  of July 25, 1997 and July 28, 1997                 40,000            40,000
Zero Coupon notes -
    7.57%, $72,500 at maturity -
     due December 1, 1997                            69,005            67,731
Notes payable -
 Interest rates between 6.72% and 9.00% with a
  a weighted average interest rate of 8.32%
  and maturities between April 1, 1997 and
  March 1, 1998                                       5,833             5,033
Term loan facility -
 Interest rate of 8.12%                               5,783             6,041
                                               ------------      ------------
   Total current portion of long-term debt     $    153,143      $    144,552
                                               ============      ============

     Capital Markets expects to refinance its 7.57% Zero Coupon Notes maturing in the amount of $72.5 million on December 1, 1997.

     Northern Indiana expects to refinance certain maturities of its Medium-term Notes, Series B and Series D, and First Mortgage Bonds, Series N, Series O, and Series P during the second quarter of 1997.

(20) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999 unless extended by its terms. As of March 31, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1997 which are expected to be renewed for the subsequent twelve-month period. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of March 31, 1997 and December 31, 1996, there were $67.5 million and $79.0 million of borrowings, respectively, outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1997, there were no borrowings outstanding under this facility.

      Northern Indiana and Capital Markets make use of commercial paper to fund short-term working capital requirements.

      As of March 31, 1997 and December 31, 1996, Northern Indiana had $102.5 million and $193.9 million of commercial paper outstanding, respectively. At March 31, 1997, the weighted average interest rate of commercial paper outstanding was 5.41%.

      Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1999, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the back-up instrument for a commercial paper program. As of March 31, 1997, there were no borrowings outstanding under this agreement.

      Capital Markets also has $95 million of money market lines of credit. As of March 31, 1997 and December 31, 1996, $6.9 million and $27.0 million, respectively, of borrowings were outstanding under these lines of credit.

      As of March 31, 1997 and December 31, 1996, Capital Markets had $68.4 million and $119.3 million of commercial paper outstanding, respectively. At March 31, 1997, the weighted average interest rate of commercial paper outstanding was 5.49%.

      As of March 31, 1997, IWCR and its subsidiaries had lines of credit with banks aggregating $47.9 million. As of March 31, 1997, $21.6 million of borrowings were outstanding under these lines of credit.

      At March 31, 1997 and December 31, 1996, Industries' short-term borrowings were as follows:

                                               March 31,        December 31,
                                                 1997              1996
                                             =============      ============
                                                  (Dollars in thousands)
  Commercial paper                           $   170,900        $   313,205
  Notes payable                                   96,012            106,000
  Standby loan facility                            5,302              4,949
  Revolving loan facility                          1,593              1,831
                                             -----------        -----------
   Total short-term borrowings               $   273,807        $   425,985
                                             ===========        ===========

(21) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.3 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 1997:


Twelve Months Ended March 31,
=================================
   (Dollars in thousands)
1998                     $ 14,862
1999                       14,731
2000                       13,655
2001                       13,464
2002                       13,409
Later years               129,722
                         --------
Total minimum
 payments required       $199,843
                         ========

      The consolidated financial statements include rental expense for all operating leases as follows:

                             March 31,       March 31,
                                1997           1996
                            =============  =============
                               (Dollars in thousands)
Three months ended                $ 2,248        $ 2,031
Twelve months ended               $ 8,338        $ 8,653

(22) COMMITMENTS: The Utilities estimate that approximately $974 million will be expended for construction purposes for the period from January 1, 1997 to December 31, 2001. Substantial commitments have been made by the Utilities in connection with their programs. The Water Utilities will use a major portion of their budgeted capital expenditures for new mains and distribution and plant facilities and other operating equipment.

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

(23) PRIMARY ENERGY: Primary Energy, a wholly-owned subsidiary of Industries, is the parent of subsidiaries including Harbor Coal Company (Harbor Coal), North Lake Energy Corporation (North Lake), Lakeside Energy Corporation (LEC), Portside Energy Corporation (Portside), and Cokenergy, Inc (CE). Primary arranges energy-related projects with large industrial customers and has entered into certain commitments in connection with these projects.

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

      LEC has entered into a lease for the use of a 161-megawatt energy facility to be located at USS Gary Works. The facility will process high-pressure steam into electricity and low-pressure steam to be delivered to USX Corporation-US Steel Group. The fifteen-year lease with a third-party lessor will commence once the facility is fully constructed. LEC is currently acting as the agent for the lessor to design, construct, and start up the energy facility. Capital Markets has guaranteed LEC obligations to the lessor during the construction period. Capital Markets also guarantees LEC's security deposit obligations relative to the lease and certain limited LEC obligations to the lessor. Construction of the project began in January 1996. The facility is scheduled to be operational in May 1997.

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

      CE has entered into a fifteen-year service agreement with Inland Steel Company and the Indiana Harbor Coke Company, LP (Harbor Coke), a subsidiary of Sun Company, Inc. This agreement provides that CE will utilize a new energy facility at Inland's Indiana Harbor Works to scrub flue gases and recover waste heat from the coke facility being constructed by Harbor Coke and produce process steam and electricity from the recovered heat which will be delivered to Inland. CE intends to lease these facilities, once constructed, from a third party. Additionally, CE has entered into an interim agreement, which expires when the lease is established with the third party lessor, under which CE is acting as agent to design, construct and start up the facilities. Capital Markets anticipates guaranteeing certain CE obligations relative to the anticipated lease. Construction of the project began January, 1997. The facility is scheduled to be operational in July, 1998.

      Primary has advanced approximately $82 million and $42 million, at March 31, 1997 and December 31, 1996, respectively, to the lessors of the energy related projects discussed above. These net advances are included in "Other Receivables" in the Consolidated Balance Sheet and "Other, net" as a component of operating activities in the Consolidated Statement of Cash Flows.

(24) FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

      The carrying values and estimated fair values of Industries' financial instruments (excluding derivatives) are as follows:

                               March 31, 1997        December 31, 1996
                           ----------------------  ----------------------
                            Carrying    Estimated   Carrying    Estimated
                             Amount    Fair Value    Amount    Fair Value
                           ==========  ==========  ==========  ==========
                                       (Dollars in thousands)
Cash and cash equivalents  $   92,276  $   92,276  $   26,333  $   26,333
Investments                $   30,507  $   33,649  $   30,003  $   33,019
Long-term debt (including
 current portion)          $1,526,729  $1,385,856  $1,273,158  $1,220,492
Preferred stock            $  148,696  $  128,272  $  144,200  $  126,379

      The majority of the long-term debt relates to utility operations.
The Utilities are subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(25) CUSTOMER CONCENTRATIONS: Industries' utility subsidiaries supply natural gas, electric energy and water. Natural gas and electric energy are supplied to the northern third of Indiana. The water utilities serve Indianapolis, Indiana and surrounding areas. Although the Energy Utilities have a diversified base of residential and commercial customers, a substantial portion of their electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 4% of gas revenue (including transportation services) and 22% of electric revenue for the twelve months ended March 31, 1997 and March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

HOLDING COMPANY -

      NIPSCO Industries, Inc. (Industries) is an energy/utility based holding company providing electric energy and natural gas to the public through its four regulated subsidiaries: Northern Indiana Public Service Company (Northern Indiana); Kokomo Gas and Fuel Company (Kokomo Gas); Northern Indiana Fuel and Light Company, Inc. (NIFL); and Crossroads Pipeline Company (Crossroads). Industries' non-utility businesses are primarily energy or utility based. These include energy marketing and trading; power generation; oil and gas exploration and development; gas transmission, supply and storage; and related products targeted at customer segments.

      On March 25, 1997, Industries acquired IWC Resources Corporation (IWCR). IWCR's subsidiaries currently include two regulated water utilities and non-regulated companies providing utility-related services including utility line locating and marking and installation, and repair and maintenance of underground pipelines.

      The following discussion, except where noted, is attributable to the operations of Northern Indiana, Kokomo Gas, NIFL, and Crossroads (Energy Utilities).

REVENUES -

      Total operating revenues for the twelve months ended March 31, 1997 increased $49.0 million as compared to the twelve months ended March 31, 1996. Gas revenues increased $71.1 million and electric revenues decreased $22.1 million as compared to the same period in 1996. The increase in gas revenues was largely attributable to increased sales to industrial and wholesale customers, increased deliveries of gas transported for others, increased gas transition costs, and increased gas costs per dekatherm (dth). The decrease in electric revenues was mainly due to decreased sales to residential customers resulting from the cooler summer in 1996 and decreased sales to industrial and wholesale customers.

      Total operating revenues for the three months ended March 31, 1997 increased $3.2 million as compared to the three months ended March 31, 1996. Gas revenues increased $5.8 million and electric revenues decreased
$2.6 million as compared to the same period in 1996. The increase in gas revenues was mainly due to increased gas costs per dth and increased gas transition costs, partially offset by decreased sales to residential and commercial customers as a result of milder weather. The decrease in electric revenues was mainly due to decreased sales to industrial and wholesale customers.

      The basic steel industry accounted for 31% of natural gas delivered (including volumes transported) and 35% of electric sales during the twelve months ended March 31, 1997.

      The components of the variations in gas and electric revenues are shown in the following table:


                                         Variations from Prior Periods
                                       ---------------------------------
                                                March 31, 1997
                                                  Compared to
                                                March 31, 1996
                                        Three                   Twelve
                                        Months                  Months
                                       =========              =========
                                             (Dollars in thousands)
Gas Revenue -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs     $  28,432               $  29,497
 Gas transition costs                      3,114                  32,591
 Changes in sales levels                 (26,165)                  8,172
 Gas transported                             415                     835
                                       ---------               ---------
Gas Revenue Change                         5,796                  71,095
                                       ---------               ---------
Electric Revenue  -
 Pass through of net changes
     in fuel costs                         1,241                   3,058
 Changes in sales levels                  (3,841)                (25,186)
                                       ---------               ---------
Electric Revenue Change                   (2,600)                (22,128)
                                       ---------               ---------
   Total Revenue Change                $   3,196               $  48,967
                                       =========               =========

      See Note 7 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

      The Energy Utilities' gas costs increased $15.6 and $73.3 million for the three-month and twelve-month periods ended March 31, 1997, respectively. Gas costs increased for the three-month period due to increased gas costs per dth, and increased gas transition costs, partially offset by decreased purchases. Gas costs increased for the twelve-month period due to increased gas costs per dth, increased gas transition costs, and increased purchases. The average cost for the Energy Utilities' purchased gas for the three-month and twelve-month periods ended March 31, 1997, after adjustment for gas transition costs billed to transport customers, was $3.45 and $3.19 per dth, respectively, as compared to $3.00 and $2.72 per dth for the same periods in 1996.

FUEL AND PURCHASED POWER -

      The cost of fuel for electric generation decreased for the twelve-month period ended March 31, 1997, compared to the 1996 period, mainly as a result of decreased production of electricity.

      Power purchased increased $6.1 million for the twelve-month period ended March 31, 1997 as a result of increased bulk power purchases. Power purchases decreased $3.0 million for the three-month period.

OPERATING MARGINS -

      Operating margins for the twelve months ended March 31, 1997 decreased $19.1 million from the same period a year ago. The operating margin from gas deliveries decreased $2.2 million due to decreased sales to residential and commercial customers reflecting milder weather, partially offset by increased sales to wholesale customers and increased deliveries of gas transported for others. The operating margin from electric sales decreased $16.9 million due to decreased sales to residential customers, reflecting milder 1996 summer weather, and decreased sales to industrial and wholesale customers.

      Operating margins for the three-months ended March 31, 1997 decreased $10.6 million from the same period a year ago. Gas operating margin decreased $9.8 million due to decreased sales to residential and commercial customers reflecting milder weather during the period, and decreased sales to industrial and wholesale customers, partially offset by increased deliveries of gas transported for others. Operating margin from electric sales decreased $0.8 million due to decreased sales to industrial and wholesale customers, which were partially offset by increased sales to residential and commercial customers.
OPERATING EXPENSES AND TAXES -

      Operation expenses decreased $10.7 million for the twelve-month period ended March 31, 1997 reflecting decreased employee costs and decreased electric production pollution control facility costs, partially offset by increased environmental costs. Operation expenses decreased $5.6 million for the three-month period mainly reflecting decreased employee related costs, decreased electric production pollution control facility costs, and various other decreased operating costs.

      Maintenance expenses decreased $4.8 million for the twelve-month period ended March 31, 1997 mainly reflecting decreased maintenance activity at the electric production facilities and decreased maintenance on the transmission and distribution facilities.

      Depreciation and amortization expense increased $2.7 and $12.2 million for the three-month and twelve-month periods ended March 31, 1997, respectively, resulting from plant additions, increased amortization of computer software, amortization of deferred costs related to scrubber services provided by Pure Air at the Bailly Generating Station, and amortization of SFAS No. 106 costs effective February 1, 1997.

      Utility income taxes decreased for the three-month and twelve-month periods ended March 31, 1997 mainly as a result of decreased pre-tax income.

OTHER INCOME (DEDUCTIONS) -

      Other Income (Deductions) for the twelve-month period increased $17.5 million mainly resulting from improved results from non-regulated operations, the disposition of certain oil and natural gas properties, and the sale of Crescent Dunes Lakeshore property to the National Park Service. Other Income (Deductions) increased $8.8 million for the three-month period ended March 31, 1997 due to improved results for non-regulated operations and the disposition of certain oil and natural gas properties.

INTEREST AND OTHER CHARGES -

      Interest and other charges increased for the three-month and twelve-month periods ended March 31, 1997 reflecting the issuance of $169,275,000 of Northern Indiana's Medium-Term Notes, Series D, and $75 million of Capital Markets' Junior Subordinated Deferrable Interest Debentures, Series A.

      See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation, and Allowance for Funds Used During Construction. Also see Notes 7, 9, and 11 for a discussion of FERC Order No. 636, Income Taxes and Postretirement Benefits.

NET INCOME-

      Industries' net income for the twelve-month period ended March 31, 1997 was $180.1 million compared to $182.6 million for the twelve-month period ended March 31, 1996.

      Net income for the three months ended March 31, 1997 was $70.8 million compared to $67.4 million for the three months ended March 31, 1996.

ENVIRONMENTAL MATTERS -

      The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of $16.9 million to cover probable corrective actions as of March 31, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Industries.

      On December 19, 1996, the Environmental Protection Agency (EPA) promulgated rules for the second phase of the Acid Rain nitrogen oxides reduction program. Northern Indiana is evaluating compliance strategies to meet the reduced emission limitations found in the final rule. Additional controls may be needed to meet the requirements. A compliance plan must be submitted to the EPA by December 31, 1997 with details of the plan to meet the new limits by January 1, 2000.

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

      The Energy Utilities have instituted a program to investigate former manufactured-gas plants where one of them is the current or former owner.
The Energy Utilities have identified twenty-eight of these sites and made visual inspections of these sites. Initial samplings have been conducted at seventeen sites. Follow-up investigations have been conducted at seven sites and remedial measures have been selected at four sites. The Energy Utilities will continue their program to assess and cleanup sites.

      During the course of various investigations, the Energy Utilities have identified impacts to soil, groundwater, sediment and surface water from former manufactured-gas plants. At three sites where residues were noted seeping into rivers, Northern Indiana notified the Indiana Department of Environmental Management (IDEM) and the EPA and immediately took steps to contain the material. The Energy Utilities have worked with IDEM or the EPA on investigation or remedial activities at several sites. Two of the sites have been enrolled in the IDEM Voluntary Remediation Program (VRP). The goal of placing these sites in the VRP is to obtain IDEM approval of the selection and implementation of whatever remedial measures, if any, may be required. The Energy Utilities anticipate placing additional sites in the VRP after remedial measures have been selected.

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

      The Energy Utilities have met with various companies that provided insurance coverage which the Energy Utilities believe covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured-gas plant sites. The state court action is stayed pending resolution of the Northern Indiana suit in Federal Court. Both sides have motions pending in the Federal Court lawsuit that would be dispositive of the case. Northern Indiana has obtained cash settlements from some of its insurers.

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances, and other electric sources may result in adverse health effects has been the subject of public, governmental, and media attention. Recently, the U.S. National Research Council of the National Academy of Sciences concluded in a report, after examining more than 500 EMF studies spanning 17 years, that among other things, there is insufficient evidence to consider EMF a threat to human health. Despite the report's findings, future research appropriations are continuing to be dedicated to explore this issue.

      The Water Utilities are subject to pollution control and water quality control regulations, including those issued by the EPA, IDEM, the Indiana Water Pollution Control Board, and the Indiana Department of Natural Resources. Under the Federal Clean Water Act and Indiana's regulations,
IWC must obtain National Pollutant Discharge Elimination System (NPDES) permits for discharges from its water treatment stations. Application for renewal of any expiring permits have been filed and are the subject of ongoing discussions with, but not finalized by, IDEM. These permits continue in effect pending review of the applications.

      Under the Federal Safe Drinking Water Act (SWDA), the Water Utilities are subject to regulation by the EPA for the quality of water sold and treatment techniques used to make the water portable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes its' water utilities are currently in compliance with all MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA. In August 1996, Congress amended the SDWA to allow the EPA more authority to weigh the costs and benefits of regulations being considered in some (but not all) cases. The 1996 amendments do not, however, reduce the number of new standards required by the 1986 amendments. Such standards promulgated could be costly and require substantial changes in the Water Utilities' operations.
 The Water Utilities would expect to recover the costs of such changes through its water rates; however, such recovery may not necessarily be timely.

      Under a 1991 law enacted by the Indiana Legislature, a water utility may petition the Commission for prior approval of its plans and estimated expenditures required to comply with provisions of, and regulations under, the Federal Clean Water Act and SDWA. Upon obtaining such approval, a water utility may include, to the extent of its estimated costs as approved by the Commission, such costs in its rate base for ratemaking purposes and recover its costs of developing and implementing the approved plans if statutory standards are met. The capital costs for such new systems, equipment or facilities or modifications of existing facilities may be included in a water utility's rate base upon completion of construction of the project or any part thereof. While use of this statute is voluntary on the part of a water utility, if utilized, it should allow water utilities a greater degree of confidence in recovering major costs incurred to comply with environmentally related laws on a timely basis.

LIQUIDITY AND CAPITAL RESOURCES -

      During the next few years, it is anticipated that the majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. See Note 15 of Notes to Consolidated Financial Statements for a discussion of the Common Share dividend.

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

      On February 14, 1997, Capital Markets was authorized to issue and sell up to $300 million of medium-term notes. As of March 31, 1997, $128 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used for the purchase of IWCR and to pay other outstanding short-term obligations of Capital Markets. As of April 25, 1997, an additional $118 million of medium-term notes were issued.

      Capital Markets expects to refinance its 7.57% Zero Coupon Notes maturing in the amount of $72.5 million on December 1, 1997.

      On March 25, 1997, Industries acquired all the outstanding common stock of IWCR for $290.5 million. Industries financed this transaction with debt of approximately $83.0 million and issuance of approximately 5.3 million Industries' common shares. Industries accounted for the acquisition as a purchase, and the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the preliminary allocation of the purchase price.

      Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1998, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the backup instrument for a commercial paper program. As of March 31, 1997, there were no borrowings outstanding under this agreement.

      Capital Markets also has $95 million of money market lines of credit. As of March 31, 1997, $6.9 million of borrowings were outstanding under these lines of credit.

      As of March 31, 1997 and December 31, 1996, Capital Markets had $68.4 million and $119.3 million of commercial paper outstanding, respectively. At March 31, 1997, the weighted average interest rate of commercial paper outstanding was 5.49%.

      The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets (other than Northern Indiana), reflected in the consolidated financial statements of Industries, is approximately $1.2 billion at March 31, 1997.

      Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of March 31, 1997 and December 31, 1996, Northern Indiana had $102.5 million and $193.9 million of commercial paper outstanding, respectively. At March 31, 1997, the weighted average interest rate of commercial paper outstanding was 5.41%.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999 unless extended by its terms. As of March 31, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1997, which are expected to be renewed for the subsequent twelve-month period. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of March 31, 1997, $67.5 million of borrowings were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1997, there were no borrowings outstanding under this facility.

     Northern Indiana expects to refinance certain maturities of its Medium-term Notes, Series B and Series D, and First Mortgage Bonds, Series N, Series O, and Series P during the second quarter of 1997.

      During recent years, Northern Indiana has been able to finance its construction program with internally generated funds and expects to be able to meet future commitments through such funds.

      As of March 31, 1997, IWCR and its subsidiaries had lines of credit with banks aggregating $47.9 million. As of March 31, 1997, $21.6 million of borrowings were outstanding under these lines of credit.

      The Utilities do not expect the effects of inflation at current levels to have a significant impact on their results of operations, ability to contain cost increases, or need to seek timely and adequate rate relief. The Energy Utilities do not anticipate the need to file for gas and electric base rate increases in the near future.

EMPLOYEE RELATIONS

      At March 31, 1997, approximately 74% of Northern Indiana's employees (physical and clerical workers) were represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC. The bargaining unit employees' current contracts expire May 31, 1997. Northern Indiana has begun to negotiate new agreements with the two local unions, but cannot predict the timing or terms of new agreements.

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

      In January 1997, legislation was introduced to the Indiana General Assembly addressing electric utility competition and deregulation. Under the proposed legislation, an electric utility would be required to separate its production and marketing functions from the transmission and distribution functions to eliminate a competitive market advantage related to organizational structure. There would be a transition period from October 1, 1999 through June 30, 2004, during which an electric utility's cost of service rates would transition to a target price based upon Indiana utility averages. Amounts collected by an electric utility above the target price during the transition period would provide for recovery of transition costs. Under the proposed legislation, each electric utility company would be required to file a proposed distribution comparability tariff for unbundled electric service. Customers would have the right to choose their electricity supplier effective with the transition period. During the transition period, access charges would be billed to those customers choosing a new supplier. Regulatory assets not recovered during the transition period and not included as part of the cost-based transmission and distribution function would not be recoverable from customers. After the transition period, customers would be required to make an affirmative election as to their electricity supplier; if no election is made, the Commission would assign a supplier. This proposed legislation has not been adopted, however a study commission on electric competition and deregulation was established by the Indiana General Assembly.

      Operating in a competitive environment will place added pressures on utility profit margins and credit quality. Increasing competition in the electric utility industry has already led the credit rating agencies to apply more stringent guidelines in making credit rating determinations.

      Competition within the electric utility industry will create opportunities to compete for new customers and revenues, as well as increase the risk of the loss of customers. Industries' management has taken steps to make the company more competitive and profitable in the changing utility environment, including partnering on energy projects with major industrial customers and conversions of some of its generating units to allow use of lower cost, low sulfur coal.

      FERC Order No. 636 shifted primary responsibility for gas acquisition, transportation, and peak days' supply from pipelines to local gas distribution companies such as the Energy Utilities. Although pipelines continue to transport gas, they no longer provide sale service. The Energy Utilities believe they have taken appropriate steps to ensure the continued acquisition of adequate gas supplies at reasonable prices.

      The mix of gas revenues from retail sales, interruptible retail sales, firm transportation service, and interruptible transportation services has changed significantly over the past several years. The deregulation of the gas industry, since the mid-1980's, allows large industrial and commercial customers to purchase their gas supplies directly from producers and use the Energy Utilities' facilities to transport the gas. Transportation customers pay the Energy Utilities only for transporting their gas from the pipeline to the customers' premises.

      Northern Indiana filed a petition for an Alternative Regulatory Plan
(ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers, and improved natural gas service. In its ARP, Northern Indiana proposes to implement new rates and services that would include, but not be limited to, further unbundling of services for additional customer classes which would include increased customer choice for sources of natural gas supply, negotiated services and prices, and incentive gas and storage cost mechanisms. The Commission will hold hearings on the ARP during the second quarter of 1997.

      To date, the Energy Utilities' system has not been materially affected by competition, and management does not foresee substantial adverse effects in the near future, unless the current regulatory structure is substantially altered. The Energy Utilities believe the steps they are taking to deal with increased competition will have significant, positive effects in the next few years.

Part II.  OTHER INFORMATION
Item 1.   LEGAL PROCEEDINGS.

      Industries and Northern Indiana are parties to various pending proceedings, including suits and claims against them for personal injury, death and property damage, but, in the opinion of their counsel, the nature of such proceedings and suits, and the amounts involved, do not depart from the ordinary routine litigation and proceedings incidental to the kind of business conducted by Industries and Northern Indiana, except as described under Note 3 (Pending Tax Matter), Note 5 (Elm Energy and Recycling (UK) Ltd.), Note 6 (NESI Energy Marketing Canada Ltd.) and Note 8 (Environmental Matters) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this report on Form 10-Q.

      To the knowledge of Industries no other material legal proceedings against Industries, Northern Indiana or their subsidiaries are contemplated by governmental authorities and other parties.

Item 2.  CHANGES IN SECURITIES.
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 9, 1997, at the Annual Meeting of Shareholders of the registrant, shareholders of the registrant elected Arthur J. Decio, Gary L. Neale, and Robert J. Welsh as directors to serve until the 2000 Annual Meeting of Shareholders. Directors whose terms of office as director continue after the 1997 Annual Meeting of Shareholders are Steven C. Beering, Ernestine M. Raclin, and Denis E. Ribordy, whose terms expire at the 1998 Annual Meeting of Shareholders, and Ian M. Rolland, John W. Thompson and Edmund A. Schroer, whose terms expire at the 1999 Annual Meeting of Shareholders.

        There were no abstentions or broker non-votes for any of the nominees for directors. The number of votes cast for, or withheld, for each nominee for director was as follows:

                        Votes              Votes
                        Received           Withheld
                         ==========            ==========
     Arthur J. Decio       47,228,178             1,678,164
     Gary L. Neale      47,202,010             1,704,332
     Robert J. Welsh       47,241,299             1,665,043


        Additionally at the Annual Meeting of Shareholders, shareholders of the registrant approved an amendment to the Articles of Incorporation to increase the number of directors from nine to ten. The number of votes cast for, or withheld, was as follows:

                      Votes        Votes             Votes
                        For         Against          Abstain
                      ==========    ==========     ==========
                    46,920,431     1,596,638       389,273

        At the meeting of the Board of Directors of Industries following the Annual Meeting of the Shareholders, the Directors elected James T. Morris, Chairman, Chief Executive Officer, and President of IWCR, to fill the newly created position as a Director, for a term to expire in 1998.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

               Exhibit 3(a) - Articles of Incorporation

               Exhibit 3(b) - By-laws of Registrant effective April 9, 1997

               Exhibit 11.1 - Computation of Per Share Earnings
                Three-Month and Twelve-Month Periods Ended
                March 31, 1997.

               Exhibit 11.2 - Computation of Per Share Earnings
                Three-Month and Twelve-Month Periods Ended
                March 31, 1997.

               Exhibit 23 - Consent of Arthur Andersen LLP

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K.

               A report on Form 8-K was filed under the date of February 14, 1997. All events were reported under Item 5, Other Events.

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

Date May 13, 1997