Form 10-Q
period 1997-06-30
NIPSCO INDUSTRIES INC
filed 1997-08-13
CIK 823392

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997

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

      As of July 31, 1997, 62,746,483 common shares were outstanding.

NIPSCO INDUSTRIES, INC.

Part I.  FINANCIAL INFORMATION
Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NIPSCO Industries, Inc.:

     We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of June 30, 1997, and December 31, 1996, and the related consolidated statements of income, common shareholders' equity and cash flows for the three, six, and twelve month periods ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of June 30, 1997, and December 31, 1996, and the results of their operations and their cash flows for the three, six, and twelve month periods ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.

                                           /s/  Arthur Andersen LLP

Chicago, Illinois
July 29, 1997


CONSOLIDATED BALANCE SHEET
                                                June 30,        December 31,
ASSETS                                            1997             1996
                                              =============     ============
                                                 (Dollars in thousands)

PROPERTY, PLANT AND EQUIPMENT:
 Utility Plant, (Note 2)(including
   Construction Work in Progress of
    $169,983 and $166,812, respectively)
    Electric                                  $  4,077,005       $ 4,050,084
    Gas                                          1,365,216         1,344,230
    Common                                         350,680           346,636
    Water                                          548,321                 0
                                              ------------      ------------
                                                 6,341,222         5,740,950

    Less - Accumulated provision for
     depreciation and amortization               2,722,767         2,546,162
                                              ------------      ------------
      Total Utility Plant                        3,618,455         3,194,788
                                              ------------      ------------

 Other property, at cost, net of accumulated
  provision for depreciation                       142,611           147,370
                                              ------------      ------------
      Total Property, Plant and Equipment        3,761,066         3,342,158
                                              ------------      ------------
INVESTMENTS:
 Investments, at equity (Note 2)                    81,745            52,260
 Investments, at cost                               31,249            30,424
 Other investments                                  23,411            20,090
                                              ------------      ------------
      Total Investments                            136,405           102,774
                                              ------------      ------------

CURRENT ASSETS:
 Cash and cash equivalents                          29,391            26,333
 Accounts receivable, less reserve of
  $7,676 and $5,569, respectively (Note 2)         175,147           165,441
 Other receivables (Note 23)                       111,536            42,184
 Fuel adjustment clause (Note 2)                     8,257             9,149
 Gas cost adjustment clause (Note 2)                47,055           100,214
 Materials and supplies, at average cost            62,667            59,859
 Electric production fuel, at average cost          28,632            26,483
 Natural gas in storage (Note 2)                    35,127            65,093
 Prepayments and other                              29,850            28,491
                                              ------------      ------------
      Total Current Assets                         527,662           523,247
                                              ------------      ------------


OTHER ASSETS:
 Regulatory assets (Note 2)                        227,685           236,205
 Intangible assets (Note 2)                         86,023                 0
 Prepayments and other (Note 10)                   117,506            84,499
                                              ------------      ------------
      Total Other Assets                           431,214           320,704
                                              ------------      ------------
                                              $  4,856,347      $  4,288,883
                                              ============      ============

     The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED BALANCE SHEET
                                                June 30,        December 31,
CAPITALIZATION AND LIABILITIES                    1997              1996
                                              ============      ============
                                                 (Dollars in thousands)
CAPITALIZATION:
 Common shareholders' equity
  (See accompanying statement)                $  1,258,417       $ 1,100,501
 Cumulative preferred stocks (Note 12) -
   Series without mandatory redemption
    provisions (Note 13)                            85,620            81,126
   Series with mandatory redemption
    provisions (Note 14)                            59,996            61,246
 Long-term debt excluding amounts due
  within one year (Note 18)                      1,608,345         1,127,106
                                              ------------      ------------
      Total Capitalization                       3,012,378         2,369,979
                                              ------------      ------------
CURRENT LIABILITIES:
 Current portion of long-term debt (Note 19)       189,796           144,552
 Short-term borrowings (Note 20)                   168,781           425,985
 Accounts payable                                  177,930           251,730
 Sinking funds due within one year
  (Notes 14 and 18)                                  3,328             3,328
 Dividends declared on common and
  preferred stocks                                  29,439            28,308
 Customer deposits                                  28,913            17,580
 Taxes accrued                                      91,236            78,723
 Interest accrued                                   15,405             7,557
 Accrued employment costs                           44,739            44,186
 Other accruals                                     49,572            30,054
                                              ------------      ------------
      Total Current Liabilities                    799,139         1,032,003
                                              ------------      ------------
OTHER:
 Deferred income taxes (Note 9)                    632,297           602,745
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 9)                                         109,279           108,258
 Deferred credits                                   56,845            37,338
 Customer advances and contributions
    in aid of construction (Note 2)                103,012            15,830
 Accrued liability for postretirement
  benefits (Note 11)                               129,182           109,429
 Other noncurrent liabilities                       14,215            13,301
                                              ------------      ------------
      Total Other                                1,044,830           886,901
                                              ------------      ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 5, 6, 8, 21, 22 and 23)
                                              $  4,856,347      $  4,288,883
                                              ============      ============

     The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF INCOME

                                    Three Months              Six Months
                                   Ended June 30,            Ended June 30,
                              ----------------------     ----------------------
                                 1997        1996           1997        1996
                              ==========  ==========     ==========  ==========
                            (Dollars in thousands, except for per share amounts)
Operating Revenues:
 (Notes 2, 7, and 25)
  Gas                         $  121,010  $  120,738     $  454,410  $  448,342
  Electric                       244,054     244,232        489,878     492,656
  Water                           18,795           0         18,795           0
  Products and Services          139,535      33,772        220,054      73,165
                              ----------  ----------     ----------  ----------
                                 523,394     398,742      1,183,137   1,014,163
                              ----------  ----------     ----------  ----------
Cost of Sales: (Note 2)
 Gas costs                        61,961      67,438        276,801     266,696
 Fuel for electric
  generation                      54,609      53,184        113,017     110,386
 Power purchased                  10,518      14,322         19,478      26,283
 Products and Services           113,795      17,900        179,109      41,153
                              ----------  ----------     ----------  ----------
                                 240,883     152,844        588,405     444,518
                              ----------  ----------     ----------  ----------
Operating Margin                 282,511     245,898        594,732     569,645
                              ----------  ----------     ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                      108,200      81,400        191,884     170,648
  Maintenance (Note 2)            15,094      22,849         35,598      43,854
  Depreciation and
   amortization (Note 2)          64,414      58,710        122,759     115,136
  Taxes (except income)           20,291      17,587         41,600      38,593
                              ----------  ----------     ----------  ----------
                                 207,999     180,546        391,841     368,231
                              ----------  ----------     ----------  ----------
Operating Income                  74,512      65,352        202,891     201,414
                              ----------  ----------     ----------  ----------
Other Income (Deductions)
 (Note 2)                          3,897       2,228         10,885       2,185
                              ----------  ----------     ----------  ----------
Interest and Other Charges:
 Interest on long-term debt       28,814      21,899         49,609      43,368
 Other interest                    1,000       3,343          5,390       6,592
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                     1,200       1,167          2,333       2,326
 Dividend requirements on
  preferred stocks of
  subsidiaries                     2,179       2,178          4,346       4,377
                              ----------  ----------     ----------  ----------
Income before income taxes        45,216      38,993        152,098     146,936
                              ----------  ----------     ----------  ----------
Income taxes                      16,980      15,564         53,024      56,021
                              ----------  ----------     ----------  ----------
Net Income                        28,236      23,429         99,074      90,915

Dividend requirements on
 preferred shares                      0           0              0         119
                              ----------  ----------     ----------  ----------
Balance available for
 common shareholders          $   28,236  $   23,429     $   99,074  $   90,796
                              ==========  ==========     ==========  ==========
Average common shares
 outstanding                  62,827,620  61,234,350     61,202,013  61,649,509

Earnings per average
 common share                 $     0.44  $     0.38     $     1.61  $     1.47
                              ==========  ==========     ==========  ==========
Dividends declared per
 common share                 $     0.45  $     0.42     $     0.90  $     0.84
                              ==========  ==========     ==========  ==========


     The accompanying notes to consolidated financial statements are an integral part of this statement.




CONSOLIDATED STATEMENT OF INCOME

                                     Twelve Months
                                     Ended June 30,
                                ----------------------
                                   1997        1996
                                ==========  ==========
(Dollars in thousands, except for per share amounts)
Operating Revenues:
 (Notes 2, 7, and 25)
  Gas                           $  805,463  $  740,275
  Electric                       1,019,453   1,040,088
  Water                             18,795           0
  Products and Services            313,212     103,892
                                ----------  ----------
                                 2,156,923   1,884,255
                                ----------  ----------
Cost of Sales: (Note 2)
 Gas costs                         493,882     428,451
 Fuel for electric
  generation                       235,846     243,026
 Power purchased                    46,946      47,831
 Products and Services             239,196      46,090
                                ----------  ----------
                                 1,015,870     765,398
                                ----------  ----------
Operating Margin                 1,141,053   1,118,857
                                ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                        358,055     350,405
  Maintenance (Note 2)              75,085      82,033
  Depreciation and
   amortization (Note 2)           241,617     219,315
  Taxes (except income)             78,511      74,894
                                ----------  ----------
                                   753,268     726,647
                                ----------  ----------
Operating Income                   387,785     392,210
                                ----------  ----------
Other Income (Deductions)
 (Note 2)                           20,687       4,415
                                ----------  ----------
Interest and Other Charges:
 Interest on long-term debt         91,623      84,914
 Other interest                     14,534      14,140
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                       4,613       4,625
 Dividend requirements on
  preferred stocks of
  subsidiaries                       8,681       8,833
                                ----------  ----------
Income before income taxes         289,021     284,113
                                ----------  ----------
Income taxes                       104,128     105,012
                                ----------  ----------
Net Income                         184,893     179,101

Dividend requirements on
 preferred shares                        0       1,651
                                ----------  ----------
Balance available for
 common shareholders            $  184,893  $  177,450
                                ==========  ==========
Average common shares
 outstanding                    60,967,583  62,219,569

Earnings per average
 common share                   $     3.03  $     2.85
                                ==========  ==========
Dividends declared per
 common share                   $     1.77  $     1.65
                                ==========  ==========

     The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                        Dollars in Thousands
                         ----------------------------------------------------------------
                                                       Additional
                                            Common       Paid-in     Retained    Treasury
   Three Months Ended         Total         Shares       Capital     Earnings     Shares
========================   ===========   ===========   =========== ==========  ==========
Balance, April 1, 1996     $ 1,126,350   $   870,930   $    32,541 $  560,401  $ (330,942)
Net income                      23,429                                 23,429
Dividends:
 Preferred shares
 Common shares                 (25,684)                               (25,684)
Treasury shares acquired        (9,548)                                            (9,548)
Issued:
 Employee stock purchase
  plan                             146                          84                     62
 Long-term incentive plan          675                          30                    755
 Amortization of
 unearned
  compensation                     574
Unrealized gain(loss) on
  available for sale
  securities                       258
Other                               28                          19        (70)
                           -----------   -----------   ----------- ----------  ----------
Balance, June 30, 1996     $ 1,116,228   $   870,930   $    32,674 $  558,076  $ (339,673)
                           ===========   ===========   =========== ==========  ==========

Balance, April 1, 1997     $ 1,297,116   $   870,930   $    88,118  $ 635,900 $  (295,980)
Net income                      28,236                                 28,236
Dividends:
 Preferred shares
 Common shares                 (29,962)                               (29,962)
Treasury shares acquired       (45,938)                                           (45,938)
Issued:
 IWC Resources acquisition        (130)                        (34)                   (96)
 Acquisition of minority
  interest                       5,469                       1,351                  4,118
 Employee stock purchase
  plan                             165                          98                     67
 Long-term incentive plan        1,343                          22                  1,413
Amortization of unearned
 compensation                      479
Unrealized gain (loss) on
 available for sale
 securities                      1,268
Other                              371                           1         (91)
                           -----------   -----------   ----------- ----------- ----------
Balance, June 30, 1997     $ 1,258,417   $   870,930   $    89,556 $   634,083 $ (336,416)
                           ===========   ===========   =========== =========== ==========

                             Dollars in Thousands             Shares
                           -------------------------   -------------------------
                            Currency
   Three Months Ended      Translation                   Common       Treasury
       (continued)         Adjustment      Other         Shares        Shares
========================   ===========   ===========   ===========  ============
Balance, April 1, 1996     $    (2,070)  $    (4,510)   73,892,109   (12,503,363)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired                                                (266,067)
Issued:
 Employee stock purchase
  plan                                                                     3,920
 Long-term incentive plan                       (110)                     28,150
Amortization of unearned
 compensation                                    574
Unrealized gain (loss) on
  available for sale
  securities                                     258
Other                               79
                           -----------   -----------   -----------  ------------
Balance, June 30, 1996     $    (1,991)  $    (3,788)   73,892,109   (12,737,360)
                           ===========   ===========   ===========  ============

Balance, April 1, 1997     $      (501)  $    (1,351)   73,892,109   (10,181,876)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired                                              (1,159,751)
Issued:
 IWC Resources acquisition                                                (2,786)
 Acquisition of minority
   interest                                                              135,032
 Employee stock purchase
  plan                                                                     4,208
Long-term incentive plan                         (92)                     46,683
Amortization of unearned
 compensation                                    479
Unrealized gain (loss) on
 available for sale
 securities                                    1,268
Other                              461
                           -----------   -----------   -----------  ------------
Balance, June 30, 1997     $       (40)  $       304    73,892,109   (11,158,490)
                           ===========   ===========   ===========  ============

                                            Dollars in Thousands
                           ---------------------------------------------------------------
                                                       Additional
                                           Common       Paid-in       Retained    Treasury
  Six Months Ended            Total        Shares       Capital       Earnings     Shares
========================   ===========   ===========  ===========  ===========  ==========
Balance, January 1, 1996   $ 1,122,215   $   870,930  $    32,210   $  518,837  $ (293,223)
Net income                      90,915                                  90,915
Dividends:
 Preferred shares                 (119)                                  (119)
 Common shares                 (51,478)                               (51,478)
Treasury shares acquired       (48,036)                                            (48,036)
Issued:
 Employee stock purchase
  plan                             449                        261                      188
 Long-term incentive plan        1,010                        184                    1,398
Amortization of unearned
  compensation                   1,188
Unrealized gain (loss) on
  available for sale
  securities                       205
Other                             (121)                        19         (79)
                           -----------   -----------   ----------  -----------  ----------
Balance, June 30, 1996     $ 1,116,228   $   870,930   $   32,674  $   558,076  $ (339,673)
                           ===========   ===========  ===========  ===========  ==========

Balance, January 1, 1997   $ 1,100,501   $   870,930   $   32,868   $  591,370  $ (392,995)
Net income                      99,074                                  99,074
Dividends:
 Preferred shares                    0                                       0
 Common shares                 (56,235)                                (56,235)
Treasury shares acquired      (102,529)                                           (102,529)
Issued:
 IWC Resources acquisition     207,422                     55,009                  152,413
 Acquisition of minority
  interest                       5,469                      1,351                    4,118
 Employee stock purchase
  plan                             353                        211                      142
 Long-term incentive plan        2,108                        116                    2,435
Amortization of unearned
 compensation                      982
Unrealized gain (loss) on
 available for sale
 securities                      1,297
Other                              (25)                         1         (126)
                           -----------   -----------   ----------  -----------  ----------
Balance, June 30, 1997     $ 1,258,417   $   870,930   $   89,556   $  634,083  $ (336,416)
                           ===========   ===========   ==========  ===========  ==========

                             Dollars in Thousands              Shares
                           ------------------------   --------------------------
                            Currency
 Six Months Ended          Translation                   Common        Treasury
    (continued)             Adjustment      Other        Shares         Shares
========================   ===========   ==========   ===========   ============
Balance, January 1, 1996   $    (1,930)  $   (4,609)   73,892,109    (11,512,513)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired                                              (1,289,744)
Issued:
 Employee stock purchase
  plan                                                                    11,847
 Long-term incentive plan                      (572)                      53,050
Amortization of unearned
 compensation                                 1,188
Unrealized gain on
 available for sale
 securities                                     205
Other                              (61)
                           -----------   ----------    -----------  ------------
Balance, June 30, 1996     $    (1,991)  $   (3,788)    73,892,109   (12,737,360)
                           -----------   ----------    -----------  ------------

Balance, January 1, 1997   $      (140)  $   (1,532)    73,892,109   (14,086,448)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired                                              (2,589,358)
Issued:
 IWC Resources acquisition                                             5,291,089
 Acquisition of minority
  interest                                                               135,032
 Employee stock purchase
  plan                                                                     8,962
 Long-term incentive plan                      (443)                      82,233
Amortization of unearned
 compensation                                   982
Unrealized gain (loss) on
 available for sale
 securities                                   1,297
Other                              100
                           -----------   ----------    -----------  ------------
Balance, June 30, 1997     $       (40)  $      304     73,892,109   (11,158,490)
                           ===========   ==========    ===========  ============

                                            Dollars in Thousands
                           ---------------------------------------------------------------
                                                       Additional
                                           Common       Paid-in       Retained    Treasury
  Twelve Months Ended         Total        Shares       Capital       Earnings     Shares
========================   ===========   ===========  ===========  ===========  ==========
Balance, July 1, 1995      $ 1,116,208   $   870,930  $    31,950   $  482,823  $ (260,485)
Net income                     179,101                                 179,101
Dividends:
 Preferred shares               (1,651)                                (1,651)
 Common shares                (102,053)                              (102,053)
Treasury shares acquired       (84,980)                                            (84,980)
Issued:
 Employee stock purchase
  plan                             748                        420                      328
 Long-term incentive plan        5,078                        186                    5,464
Amortization of unearned
  compensation                   2,439
Unrealized gain (loss) on
  available for sale
  securities                     1,874
Other                             (536)                       118         (144)
                           -----------   -----------   ----------  -----------  ----------
Balance, June 30, 1996     $ 1,116,228   $   870,930   $   32,674   $  558,076  $ (339,673)
                           -----------   -----------   ----------  -----------  ----------
Net income                     184,893                                 184,893
Dividends:
 Preferred shares                    0                                       0
 Common shares                (108,738)                               (108,738)
Treasury shares acquired      (159,991)                                           (159,991)
Issued:
 IWC Resources acquisition     207,422                     55,009                  152,413
 Acquisition of minority
  interest                       5,469                      1,351                    4,118
 Employee stock purchase
  plan                             687                        404                      283
 Long-term incentive plan        6,109                        118                    6,434
Amortization of unearned
 compensation                    2,364
Unrealized gain (loss) on
 available for sale
 securities                      2,171
Other                            1,803                                    (148)
                           -----------   -----------   ----------  -----------  ----------
Balance, June 30, 1997     $ 1,258,417   $   870,930   $   89,556   $  634,083  $ (336,416)
                           ===========   ===========   ==========  ===========  ==========

                             Dollars in Thousands              Shares
                           ------------------------   --------------------------
                            Currency
  Twelve Months Ended      Translation                   Common        Treasury
       (continued)          Adjustment      Other        Shares         Shares
========================   ===========   ==========   ===========   ============
Balance, July 1, 1995      $    (1,481)  $   (7,529)   73,892,109    (10,627,573)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired                                              (2,344,075)
Issued:
 Employee stock purchase
  plan                                                                    20,638
 Long-term incentive plan                      (572)                     213,650
Amortization of unearned
 compensation                                 2,439
Unrealized gain on
 available for sale
 securities                                   1,874
Other                             (510)
                           -----------   ----------    -----------  ------------
Balance, June 30, 1996     $    (1,991)  $   (3,788)    73,892,109   (12,737,360)
                           -----------   ----------    -----------  ------------
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired                                              (4,093,218)
Issued:
 IWC Resources acquisition                                             5,291,089
 Acquisition of minority
  interest                                                               135,032
 Employee stock purchase
  plan                                                                    17,784
 Long-term incentive plan                      (443)                     228,183
Amortization of unearned
 compensation                                 2,364
Unrealized gain (loss) on
 available for sale
 securities                                   2,171
Other                            1,951
                           -----------   ----------    -----------  ------------
Balance, June 30, 1997     $       (40)  $      304     73,892,109   (11,158,490)
                           ===========   ==========    ===========  ============

     The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Three Months              Six Months
                                                  Ended June 30,           Ended June 30,
                                             ----------------------     ----------------------
(Dollars in thousands)                          1997         1996          1997         1996
                                             =========    =========     =========    =========
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $  28,236    $  23,429     $  99,074    $  90,915

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                 64,414       58,710       122,759      115,136
  Deferred federal and state income
   taxes, net                                  (20,884)      (1,937)      (33,360)      12,802
  Deferred investment tax credits, net          (1,833)      (1,668)       (3,635)      (3,338)
  Advance contract payment                         475          475           950      (18,050)
  Change in certain assets and liabilities - *
   Accounts receivable, net                    (24,065)      62,940       (50,289)      29,165
   Electric production fuel                     (4,500)     (10,951)       (2,149)     (16,639)
   Materials and supplies                         (237)       2,412           (17)       3,078
   Natural gas in storage                      (17,109)     (17,624)       29,966       31,354
   Accounts payable                           (115,801)     (24,109)      (60,151)       7,042
   Taxes accrued                               (42,513)     (38,276)       35,249        6,180
   Fuel adjustment clause                        4,673       (3,156)          892       (1,322)
   Gas cost adjustment clause                   40,931          151        53,159      (47,523)
   Accrued employment costs                      2,896         (236)       (1,925)      (9,029)
   Other accruals                              (12,612)     (21,074)       12,899       (8,767)
   Other, net                                   19,568      (25,164)       23,335      (29,981)
                                             ---------    ---------     ---------    ---------
      Net cash provided by (used in)
        operating activities                   (78,361)       3,922       226,757      161,023
                                             ---------    ---------     ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Utility construction expenditures            (62,025)     (45,203)     (108,421)     (82,512)
  Construction expenditures related to
   Crossroads Pipeline Company                     (65)        (279)         (250)        (364)
  IWCR construction expenditures               (14,241)           0       (14,241)           0
  Acquisition of IWC Resources Corporation,
    net of cash acquired                             0            0      (288,932)           0
  Acquisition of minority interest              (5,641)           0        (5,641)           0
  Customer advances for construction, net
    of refunds                                     134            0           134            0
  Proceeds from disposition of assets              275            0        29,775            0
  Other, net                                      (559)        (652)      (19,911)     (14,569)
                                             ---------    ---------     ---------    ---------
      Net cash used in
         investing activities                  (82,122)     (46,134)     (407,487)     (97,445)
                                             ---------    ---------     ---------    ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                   271,960        1,153       408,262       77,450
  Issuance of short-term debt                  321,050      258,720       575,095      598,408
  Net change in commercial paper              (113,250)      79,100      (255,555)      55,000
  Retirement of long-term debt                     (38)      (7,620)       (1,507)      (8,737)
  Retirement of short-term debt               (312,875)    (263,300)     (598,495)    (648,035)
  Retirement of preferred shares                (1,252)      (1,446)       (1,253)     (36,446)
  Issuance of common shares                      6,847          806       215,333        1,414
  Acquisition of treasury shares               (45,938)      (9,548)     (102,529)     (48,036)
  Cash dividends paid on common shares         (28,323)     (25,784)      (55,095)     (51,993)
  Cash dividends paid on preferred shares            0            0             0         (119)
  Other, net                                      (583)         139          (468)         280
                                             ---------    ---------     ---------    ---------
      Net cash provided by (used in)
       financing activities                     97,598       32,220       183,788      (60,814)
                                             ---------    ---------     ---------    ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              (62,885)      (9,992)        3,058        2,764

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          92,276       41,252        26,333       28,496
                                             ---------    ---------     ---------    ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                             $  29,391    $  31,260     $  29,391    $  31,260
                                             =========    =========     =========    =========

 *Net of effect from purchase of IWC Resources Corporation.

     The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Twelve Months
                                                        Ended June 30,
                                                   -----------------------
(In thousands)                                        1997          1996
                                                   =========     =========
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                        $ 184,893     $ 179,101

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                      241,617       219,315
  Deferred federal and state income
    taxes, net                                       (25,036)       34,092
  Deferred investment tax credits, net                (7,705)       (7,117)
  Advance contract payment                             1,900       (18,050)
  Change in certain assets and liabilities - *
   Accounts receivable, net                         (135,897)      (15,427)
   Electric production fuel                            2,265       (11,179)
   Materials and supplies                              2,090         6,943
   Natural gas in storage                             (5,597)        8,800
   Accounts payable                                   13,820        39,545
   Taxes accrued                                      39,543       (32,991)
   Fuel adjustment clause                              3,366        (8,703)
   Gas cost adjustment clause                          1,891       (84,097)
   Accrued employment costs                            4,595        (2,567)
   Other accruals                                      8,163       (15,037)
   Other, net                                         37,811       (38,857)
                                                   ---------     ---------
      Net cash provided by (used in)
        operating activities                         367,719       253,771
                                                   ---------     ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Utility construction expenditures                 (210,008)     (171,385)
  Construction expenditures related to
   Crossroads Pipeline Company                        (4,642)       (2,644)
  IWCR construction expenditures                     (14,241)            0
  Acquisition of IWC Resources Corporation,
    net of cash acquired                            (288,932)            0
  Acquisition of minority interest                    (5,641)            0
  Customer advances for construction, net
    of refunds                                           134             0
  Proceeds from disposition of assets                 29,775             0
  Other, net                                         (32,562)      (57,883)
                                                   ---------     ---------
      Net cash used in investing activities         (526,117)     (231,912)
                                                   ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                         409,178        83,031
  Issuance of short-term debt                      1,558,897     1,481,242
  Net change in commercial paper                    (118,850)      133,400
  Retirement of long-term debt                       (82,562)     (104,886)
  Retirement of short-term debt                   (1,560,194)   (1,412,693)
  Retirement of preferred shares                      (2,411)      (38,210)
  Issuance of common shares                          219,635         5,975
  Acquisition of treasury shares                    (159,991)      (84,980)
  Cash dividends paid on common shares              (106,292)     (101,014)
  Cash dividends paid on preferred shares               (647)       (1,651)
  Other, net                                            (234)          517
                                                   ---------     ---------
      Net cash provided by (used in)
       financing activities                          156,529       (39,269)
                                                   ---------     ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     (1,869)      (17,410)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  31,260        48,670
                                                   ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $  29,391     $  31,260
                                                   =========     =========

*Net of effect from purchase of IWC Resources Corporation.

     The accompanying notes to consolidated financial statements are an integral part of this statement.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1) HOLDING COMPANY STRUCTURE: NIPSCO Industries, Inc. (Industries) is an energy/utility- based holding company providing electric energy, natural gas, and water to the public through its six wholly-owned regulated subsidiaries ("Utilities"): Northern Indiana Public Service Company (Northern Indiana); Kokomo Gas and Fuel Company (Kokomo Gas); Northern Indiana Fuel and Light Company, Inc. (NIFL); Crossroads Pipeline Company (Crossroads); Indianapolis Water Company (IWC); and Harbour Water Corporation (Harbour). Industries regulated gas and electric subsidiaries (Northern Indiana, Kokomo Gas, NIFL and Crossroads) are referred to as "Energy Utilities"; and regulated water subsidiaries (IWC and Harbour) are referred to as "Water Utilities".

     On March 25, 1997, Industries acquired IWC Resources Corporation (IWCR). IWCR's subsidiaries include two regulated water utilities (IWC and Harbour)and five non-utility companies providing utility-related services including installation, repair and maintenance of underground pipelines and utility line locating and marking. The two primary non-utility subsidiaries are Miller Pipeline Corporation (Miller) and SM&P Utility Resources, Inc. (SM&P).

     Industries' also provides non-regulated energy/utility-related services including energy marketing and trading; power generation; gas transmission, supply and storage; installation, repair and maintenance of underground pipelines; utility line locating and marking; and related products targeted at customer segments principally through the following wholly-owned subsidiares:
NIPSCO Development Company, Inc. (Development); NIPSCO Energy Services, Inc. (Services); Primary Energy, Inc. (Primary); NIPSCO Capital Markets, Inc. (Capital Markets); Miller ; and SM&P. These subsidiaries are referred to collectively as "Products and Services".


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of majority-owned subsidiaries of Industries after the elimination of significant intercompany accounts and transactions. Investments for which Industries has at least a 20% interest and certain joint ventures are accounted for under the equity method. Investments with less than a 20% interest are accounted for under the cost method. Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

     The prior period operating results related to "Products and Services" were previously reported under the caption "Other Income (Deductions)" in the Consolidated Statement of Income. Accordingly, these results have been reclassified to conform to the current presentation.

     The operating results of IWCR for the three-month period ended June 30, 1997 are reported in the accompanying consolidated financial statements of Industries.

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

     OPERATING REVENUES. Utility revenues are recorded based on estimated service rendered, but are billed to customers monthly on a cycle basis. Construction revenues are recognized on the percentage of completion method whereby revenues are recognized in proportion to costs incurred over the life of each project.

     DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions, as a percentage of the cost of depreciable utility plant, were approximately 4.3% for the three-month, six-month and twelve-month periods ended June 30, 1997; and 4.3%, 4.2% and 4.1% for the three-month, six-month and twelve-month periods ended June 30, 1996, respectively. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

     Kokomo Gas provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 3.2% for the three-month, six-month and twelve-month periods ended June 30, 1997; and 3.1% for the three-month, six-month and twelve-month periods ended June 30, 1996.

     NIFL provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.75% for the three-month, six-month and twelve-month periods ended June 30, 1997 and June 30, 1996.

     Crossroads provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.5% for the three-month, six-month, and twelve-month periods ended June 30, 1997 and June 30, 1996.

     IWC and Harbour provide depreciation on the original cost of utility plant in service using a composite annual rate of 1.9% and 2.0%, respectively.

     The Utilities follow the practice of charging maintenance and repairs, including the cost of renewals of minor items of property, to maintenance expense accounts, except for repairs of transportation and service equipment which are charged to clearing accounts and redistributed to operating expense and other accounts. When property which represents a retired unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to the accumulated provision for depreciation.

     AMORTIZATION OF SOFTWARE COSTS. Industries amortizes capitalized software costs using the straight-line method based on estimated economic lives.

     PLANT ACQUISITION ADJUSTMENTS. Utility plant includes amounts representing the excess of purchase price over underlying book values associated with the acquisitions of Kokomo Gas, NIFL, IWC and Harbour. These amounts are $170.4 million (see Note 4) and $40.6 million at June 30, 1997 and December 31, 1996, respectively, and are being amortized over a forty-year period from the respective dates of acquisition.

     INTANGIBLE ASSETS. The excess of cost over the fair value of the net assets of non-utility subsidiaries acquired as part of the IWCR acquisition (see Note
4) has been recorded as goodwill and is being amortized over a forty-year period from the date of acquisition. Industries acquired the minority interest in NESI Energy Marketing, L.L.C.(NEM) in April 1997. The excess of the purchase price over the fair value of the tangible net assets associated with this acquisition has been recorded as an intangible asset and is being amortized over a twenty-year period from the date of acquisition. Industries assesses the recoverability of its intangible assets on a periodic basis to confirm that expected future cash flows will be sufficient to support the recorded intangible assets.

     COAL RESERVES. Northern Indiana has a long-term mining contract to mine its coal reserves through the year 2001. The costs of these reserves are being recovered through the rate-making process as such coal reserves are used to produce electricity.

     POWER PURCHASED. Power purchases and net interchange power with other electric utilities under interconnection agreements are included in Cost of Sales under the caption "Power purchased."

     ACCOUNTS RECEIVABLE. At June 30, 1997, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 2002.

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

     Cash paid during the periods reported for income taxes and interest was as follows:


                            Three Months           Six Months           Twelve Months
(In thousands)              Ended June 30,        Ended June 30,        Ended June 30,
                         -------------------   -------------------   -------------------
                           1997       1996       1997       1996       1997       1996
Income taxes             $ 61,700   $ 55,748   $ 61,700   $ 55,748   $ 81,747   $124,088
Interest, net of
 amounts capitalized     $ 32,544   $ 30,544   $ 44,655   $ 40,948   $ 90,988   $ 89,337


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

     NATURAL GAS IN STORAGE. Northern Indiana's natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in June 1997 and December 1996 the estimated replacement cost of gas in storage (current and non-current) at June 30, 1997 and December 31, 1996 exceeded the stated LIFO cost by approximately $32 million and $96 million, respectively. Certain other subsidiaries of Industries have natural gas in storage valued at average cost.

     HEDGING ACTIVITIES. Industries utilizes a variety of commodity-based derivative financial instruments to reduce the price risk inherent in its natural gas and electric power marketing activities. The gains and losses on these derivative financial instruments are deferred (Other Current Assets or Other Current Liabilities) pursuant to an identified risk reduction strategy. Such deferrals are recognized in income concurrent with the disposition of the underlying physical commodity. In certain circumstances, a derivative financial instrument will serve to hedge the acquisition cost of gas injected into storage. In this situation, the gain or loss on the derivative financial instrument is deferred as part of the cost basis of gas in storage and recognized upon the ultimate disposition of the natural gas. If a derivative financial instrument contract is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative financial instrument contract is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the associated transaction or forecasted transaction affects earnings.

     Industries' gas subsidiaries use commodity futures contracts, options and swaps to hedge the impact of natural gas price fluctuations related to its business activities, including price risk related to the physical location of the natural gas (basis risk). As of June 30, 1997, Industries had open derivative financial instruments representing hedges of natural gas sales of 4.5 billion cubic feet (Bcf) and net basis differentials of 3.3 Bcf. The net deferred gain on these derivative financial instruments as of June 30, 1997 was not material.

     Industries purchases options to hedge price risk associated with a portion of its fixed price purchase and sale commitments related to electricity. The net deferred loss on these options as of June 30, 1997 was not material.

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

     In July 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions or other economic events during the period other than transactions with shareholders. Industries will be required  to display  items of other  comprehensive  income  including,  but not
limited  to,  changes  in  its  unrealized   holding  gains  or  losses  on  its
available-for-sale securities and foreign currency translation adjustments. Industries will adopt this statement effective January 1, 1998.

     REGULATORY ASSETS. The Utilities' operations are subject to the regulation of the Commission and, in the case of the "Energy Utilities", the Federal Energy Regulatory Commission (FERC). Accordingly, the Utilities' accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The Utilities monitor changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of their operations. As of June 30, 1997 and December 31, 1996, the regulatory assets identified below represent probable future revenue to the Utilities associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of the Utilities' operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain of the regulatory assets identified below might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items and were reflected in the Consolidated Balance Sheet as follows:


                                                      June 30,      December 31,
(In thousands)                                          1997             1996
                                                   =============    ============
Unamortized reacquisition premium on
 debt (Note 18)                                    $      48,505    $     50,262
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges and
 deferred depreciation (See below)                        68,655          70,763
Bailly scrubber carrying charges and
 deferred depreciation (See below)                        10,348          10,816
Deferred SFAS No. 106 expense not
 recovered (Note 11)                                      90,512          87,557
FERC Order No. 636 transition costs (Note 7)              30,386          47,399
Regulatory income tax asset (Note 9)                       8,521           4,736
Other                                                      4,331               0
                                                   -------------    ------------
                                                         261,258         271,533
Less: Current portion of regulatory assets                33,573          35,328
                                                   -------------    ------------
                                                   $     227,685    $    236,205
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

     INVESTMENTS IN REAL ESTATE. Development invests in a series of affordable housing projects in the Utilities' service territories. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Development accounts for these investments using the equity method. Investments, at equity, include $31.2 million and $24.1 million relating to affordable housing projects at June 30, 1997 and December 31, 1996, respectively.

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

     (3) PENDING TAX MATTER:  On August 1, 1991,  the Internal  Revenue  Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS maintained that interest paid on the Notes should have been subject to United States tax withholding. The Notes were redeemed in 1985 and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana challenged the assessment in the United States Tax Court (Tax Court) and the matter was tried in 1994. On November 6, 1995, the Tax Court ruled in favor of Northern Indiana, finding that the interest paid on the Notes was not subject to United States tax withholding. On March 13, 1996, the IRS appealed the Tax Court's decision to the U. S. Court of Appeals for the Seventh Circuit (Court of Appeals), and on March 25, 1996 Northern Indiana filed its cross appeal. On June 6, 1997 the Court of Appeals issued an order affirming in full the Tax Court order. The IRS has until September 4, 1997 to appeal the decision of the Court of Appeals. Northern Indiana's management and general counsel do not expect the IRS to appeal. However, if the IRS does appeal, Northern Indiana's management and general counsel believe the Tax Court's decision will prevail.

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

    Following is a summary of the assets acquired and liabilities assumed in the acquisition of IWCR:


                                       (Dollars in thousands)
 Assets acquired:
  Utility plant (net of
       accumulated depreciation)          $ 448,387
  Other property and investments             26,526
  Other current assets                       34,826
  Intangible assets                          80,572
  Other noncurrent assets                    22,350
                                          ---------
                                            612,661
Less:
 Liabilities assumed:
  Long-term debt                            112,185
  Preferred stock                             4,497
  Short-term debt                            28,329
  Other current liabilities                  23,315
  Customer advances and contributions
    in aid of construction                   86,175
  Other noncurrent liabilities               67,623
                                          ---------
                                            322,124
                                          ---------
 Net assets acquired                      $ 290,537
                                          =========

     On a proforma basis, the acquisition of IWCR does not have a material impact on Industries' consolidated operating results.

     (5) ELM ENERGY AND RECYCLING (UK) LTD.: Development is a 85% shareholder in Elm Energy and Recycling (UK) Ltd. (Elm), which owns and operates a tire-fueled electric generating plant in Wolverhampton, England (Project). In 1995, the Project failed certain performance and reliability tests which had been established under a contract between Elm and TBV Power Limited (TBV), a company jointly owned by subsidiaries of the Tarmac PLC Group and Black & Veatch. Elm "rejected" the Project in accordance with the contract, and the independent Project engineer then certified that 29.6 million British Pounds Sterling (approximately $49.3 million at June 30, 1997) were to be reimbursed by TBV to Elm. TBV filed suit in the English courts to enjoin enforcement of the decision and to allege certain breaches of the underlying construction contract.

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

     Elm is continuing to operate the Project, and the banks which provide the non-recourse financing for the Project are continuing to support its operations. However, because of ongoing defaults under the Project financing (resulting from the Project's poor performance and the pending litigation), and the uncommitted nature of a working capital facility provided by the banks, the banks have the right to ask that the operation of the Project be terminated at any time. In that event, some or all of Industries' investment in Elm may be at risk. Industries' investment in Elm, however, was not material at June 30, 1997.

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

     In December 1996, and in 1997, certain creditors of NEMC filed claims against Industries, Services, Capital Markets and NESI Canada, alleging certain misrepresentations relating to NEMC's financial condition and claiming damages. Industries and its affiliates intend to vigorously defend against such claims and any other claims seeking to assert that any party other than NEMC is responsible for NEMC's liabilities. Industries has fully reserved its investment in NEMC. Management believes that any additional loss relating to NEMC would not be material to the results of operations or financial position of Industries.

     (7) FERC ORDER NO. 636. The Energy Utilities have recorded approximately $130 million of interstate pipeline transition costs to reflect the impact of FERC Order No. 636, a majority of which costs have been paid to the pipeline suppliers. The Energy Utilities expect that additional transition costs will not be significant. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

     (8) ENVIRONMENTAL MATTERS: The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of approximately $17 million to cover probable corrective actions as of June 30, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Industries.

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

     The Energy Utilities have instituted a program to investigate former manufactured-gas plants where one of them is the current or former owner. The Energy Utilities have identified twenty-eight of these sites and made visual inspections of these sites. Initial samplings have been conducted at eighteen sites. Follow-up investigations have been conducted at seven sites and remedial measures have been selected at four sites. The Energy Utilities will continue their program to assess and cleanup sites.

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

     In 1994, the Energy Utilities approached various companies that provided insurance coverage which the Energy Utilities believe covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain of the insurance companies initiated a suit in Indiana state court against Northern Indiana seeking a ruling that denied coverage. Later that same month, Northern Indiana initiated a similar suit in federal court, and the state court action was stayed. After the dismissal of the federal court action on procedural grounds in May 1997, Northern Indiana filed claims in the state court action against various insurance companies, seeking coverage for costs associated with several former manufactured gas plants and damages for alleged misconduct by some of the insurance companies. The state court action is now proceeding. Northern Indiana has received cash settlements from several of the insurance companies.

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

     Under the Federal Safe Drinking Water Act (SDWA), the Water Utilities are subject to regulation by the EPA for the quality of water sold and treatment techniques used to make the water potable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes its water utilities are currently in compliance with all MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA. In August 1996, Congress amended the SDWA to allow the EPA more authority to weigh the costs and benefits of regulations being considered in some (but not all) cases. The 1996 amendments do not, however, reduce the number of new standards required by the 1986 amendments. Such standards promulgated could be costly and require substantial changes in the Water Utilities' operations. The Water Utilities would expect to recover the costs of such changes through their water rates; however, such recovery may not necessarily be timely.

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

     The components of the net deferred income tax liability at June 30, 1997 and December 31, 1996, are as follows:


                                                  June 30,       December 31,
                                                    1997             1996
                                                =============    ============
                                                    (Dollars in thousands)
Deferred tax liabilities -
 Accelerated depreciation
   and other property differences               $     769,392    $    727,528

 AFUDC-equity                                          36,506          37,713
 Adjustment clauses                                    20,804          41,181
 Take-or-pay gas costs                                    601             877
 Other regulatory assets                               33,580          39,458
 Reacquisition premium on debt                         19,002          19,041

Deferred tax assets -
 Deferred investment tax credits                      (41,433)        (41,046)
 Removal costs                                       (138,109)       (131,718)
 FERC Order No. 636 transition costs                   (2,780)         (8,144)
 Other postretirement/postemployment
    benefits                                          (44,949)        (43,446)
 Other, net                                           (16,341)        (11,987)
                                                -------------    ------------
                                                      636,273         629,457
Less: Deferred income taxes related to
  current assets and liabilities                        3,976          26,712
                                                -------------    ------------
Deferred income taxes - noncurrent              $     632,297    $    602,745
                                                =============    ============

     Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:


                                   Three Months          Six Months         Twelve Months
                                  Ended June 30,        Ended June 30,      Ended June 30,
                                ------------------   ------------------   ------------------
(In thousands)                     1997      1996      1997       1996      1997       1996
                                ========  ========   ========  ========   ========  ========
Current income taxes -
 Federal                        $ 34,241  $ 16,390   $ 78,016  $ 40,089   $118,553  $ 66,552
 State                             5,456     2,781     12,003     6,469     18,315    11,486
                                --------  --------   --------  --------   --------  --------
                                  39,697    19,171     90,019    46,558    136,868    78,038
                                --------  --------   --------  --------   --------  --------
Deferred income taxes, net -
 Federal                         (19,344)   (1,833)   (30,898)   11,709    (23,325)   31,284
 State                            (1,540)     (104)    (2,462)    1,093     (1,711)    2,808
                                --------  --------   --------  --------   --------  --------
                                 (20,884)   (1,937)   (33,360)   12,802    (25,036)   34,092
                                --------  --------   --------  --------   --------  --------
Deferred investment tax
 credits, net                     (1,833)   (1,670)    (3,635)   (3,339)    (7,704)   (7,118)
                                --------  --------   --------  --------   --------  --------
 Income taxes                     16,980    15,564     53,024    56,021    104,128   105,012

Income taxes applicable to
  non-operating activities
  and equity investments            (311)       46      2,558      (569)     2,920    (1,696)
                                --------  --------   --------  --------   --------  --------
   Total income taxes           $ 16,669  $ 15,610   $ 55,582  $ 55,452   $107,048  $103,316
                                ========  ========   ========  ========   ========  ========

     A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:



                                   Three Months           Six Months          Twelve Months
                                  Ended June 30,        Ended June 30,        Ended June 30,
                               --------------------  --------------------  --------------------
                                  1997       1996       1997       1996      1997       1996
                               =========  =========  =========  =========  =========  =========
Net income                     $  28,236  $  23,429  $  99,074  $  90,915  $ 184,893  $ 179,101
Add-Income taxes                  16,669     15,610     55,582     55,452    107,048    103,316
 Dividend requirements on
 preferred stocks of
 subsidiary                        2,179      2,178      4,346      4,377      8,681      8,833
                               ---------  ---------  ---------  ---------  ---------  ---------
Income before preferred
 dividend requirements of
 subsidiary and income taxes   $  47,084  $  41,217  $ 159,002  $ 150,744  $ 300,622  $ 291,250
                               =========  =========  =========  =========  =========  =========
Amount derived by multiplying
 pre-tax income by the
 statutory rate                $  16,480  $  14,426  $  55,651  $  52,760  $ 105,218  $ 101,938

Reconciling items multiplied
 by the statutory rate:
  Book depreciation over
   related tax depreciation        1,044      1,030      2,088      2,013      4,696      4,022
  Amortization of deferred
   investment tax credits         (1,833)    (1,670)    (3,635)    (3,339)    (7,704)    (7,118)
  State income taxes, net of
   federal income tax benefit      2,832      1,706      6,339      5,391     11,548     10,171
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal
   income tax rate                (1,518)    (1,145)    (3,036)    (2,819)    (6,861)    (5,765)
  Other, net                        (336)     1,263     (1,885)     1,446        151         68
                               ---------  ---------  ---------  ---------  ---------  ---------
    Total income taxes         $  16,669  $  15,610  $  55,582  $  55,452  $ 107,048  $ 103,316
                               =========  =========  =========  =========  =========  =========

     (10)PENSION PLANS: Industries and its subsidiaries have four noncontributory, defined benefit retirement plans covering the majority of their employees. Benefits under the plans reflect the employees' compensation, years of service, and age at retirement.

    The plans' funded status as of January 1, 1997 and 1996 are as follows:


(In thousands)                                       1997            1996
                                                   =========       =========
Vested benefit obligation                          $(550,151)      $(549,234)
Nonvested benefit                                   (105,339)       (104,814)
                                                   ---------       ---------
Accumulated benefit obligation                     $(655,490)      $(654,048)
                                                   =========       =========
Projected benefit obligation for service
 rendered to date                                  $(759,406)      $(759,681)
Plan assets at fair market value                     806,888         706,320
                                                   ---------       ---------
Plan assets in excess of (or less than)
 projected benefit obligation                         47,482         (53,361)
Unrecognized transition obligation at January 1,
 being recognized over seventeen years                37,401          43,484
Unrecognized prior service cost                       25,528          27,242
Unrecognized gains                                   (66,611)         (4,217)
                                                   ---------       ---------
Prepaid pension costs                              $  43,800       $  13,148
                                                   =========       =========

     The accumulated benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula without considering expected future salary increases. The projected benefit obligation considers estimated future salary increases. Discount rates of 7.75% and 7.25% and rates of increase in compensation levels of 5.50% were used to determine the accumulated benefit obligation and projected benefit obligation at January 1, 1997 and 1996, respectively.

     The following items are the components of provisions for pensions for the three-month, six-month, and twelve-month periods ended June 30, 1997 and June 30, 1996:


                            Three Months         Six Months           Twelve Months
                               Ended                Ended                 Ended
                              June 30,             June 30,              June 30,
                        ------------------   ------------------    ------------------
                          1997      1996       1997      1996       1997      1996
                        ========  ========   ========  ========    ========  ========
(In thousands)
Service costs           $  4,809  $  4,321   $  9,382  $ 10,588    $ 15,094  $ 16,222
Interest costs            16,816    13,078     33,352    32,129      54,700    57,964
Estimated return
 on plan assets          (20,977)  (15,499)   (41,480)  (38,103)    (90,784) (147,618)
Amortization of
 transition obligation     1,765     1,321      3,353     3,263       5,512     5,974
Other net amortization
 and deferral                950       636      1,900     1,550      26,810    86,397
                        --------  --------   --------  --------    --------  --------
                        $  3,363  $  3,857   $  6,507  $  9,427    $ 11,332  $ 18,939
                        ========  ========   ========  ========    ========  ========

     Assumptions used in the valuation and determination of 1997 and 1996 pension expenses were as follows:


                                                      1997         1996
                                                     =====        =====
Discount rate                                        7.75%        7.25%
Rate of increase in compensation levels              5.50%        5.50%
Expected long-term rate of return on assets          9.00%        9.00%

     The plans' assets are invested primarily in common stocks, bonds, and notes. On July 22, 1997, a substantial portion of the plans' domestic equity investments were hedged against substantial movements in the S&P 500 Index. The hedge will expire on December 31, 1997.

     IWCR participates in several industry-wide, multi-employer pension plans for certain of its union employees at Miller. These plans provide for monthly benefits based on length of service. Specified amounts per compensated hour for each employee are contributed to the trustees of these plans. Contributions of $0.5 million were made to these plans for the three-month period ended June 30, 1997. The relative position of each employer participating in these plans with respect to the actuarial present value of accumulated plan benefits and net assets available for benefits is not available.

     (11)POSTRETIREMENT BENEFITS: Industries provides certain health care and life insurance benefits for retired employees. The majority of Industries' employees may become eligible for those benefits if they reach retirement age while working for Industries. The expected cost of such benefits is accrued during the employees' years of service.

     Northern Indiana's rate-making has historically included the cost of providing these benefits based on the related insurance premiums. On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate-making purposes consistent with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," and
authorized the deferral of the differences between the net periodic postretirement benefit costs and the insurance premiums paid for such benefits
(OPRB) as a regulatory asset until such time as the accrual cost method could be reflected in the rate-making process.

     On June 11, 1997, the Commission issued an order approving the inclusion of accrual-based postretirement benefit costs in the rate-making process to be effective February 1, 1997 for electric rates and March 1, 1997 for gas rates. These costs include an amortization of the existing regulatory asset consistent with the remaining amortization period for the transition obligation. Northern Indiana discontinued its cost deferral and began amortizing its regulatory asset concurrent with the dates.

     IWC's current rates include postretirement benefit costs on an accrual basis, including amortization of the regulatory asset that arose prior to inclusion of these costs in the rates. IWC currently remits to a grantor trust amounts collected in rates.

    The following table sets forth the plans' accumulated postretirement benefit obligation as of January 1, 1997 and 1996:


                                                     January 1,       January 1,
                                                        1997             1996
                                                     ==========       ==========
(In thousands)
Postretirement Benefit Obligation for:
 Retirees                                            $  (85,308)      $  (99,453)
 Fully eligible active plan participants                (19,448)         (23,084)
 Other active plan participants                        (115,383)        (136,322)
                                                     ----------       ----------
Accumulated postretirement benefit obligation          (220,139)        (258,859)
Unrecognized transition obligation at January 1,
 being recognized over twenty years                     188,229          197,088
Unrecognized actuarial gain                             (91,023)         (23,439)
                                                     ----------       ----------
Accrued liability for postretirement benefits        $ (122,933)      $  (85,210)
                                                     ==========       ==========

     A discount rate of 7.75% and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%, and a discount rate of 7.25% and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6%, were used to determine the accumulated postretirement benefit obligation at January 1, 1997 and 1996, respectively.

     The decrease in the accumulated postretirement benefit obligation (APBO) and the related increase in unrecognized actuarial gain at January 1, 1997 were primarily attributable to favorable claim experience and the increase in the discount rate to 7.75%. Additionally, Industries amended its plan to implement a 3% cap on its share of retiree cost increases for pre-Medicare benefits for certain non-bargaining retirees who retire after February 1, 1997. This plan amendment reduced the APBO and the unrecognized transition obligation by $9.6 million at January 1, 1997.

     Net periodic postretirement benefits costs for the three-month, six-month, and twelve-month periods ended June 30, 1997 and June 30, 1996 include the following components:


                                  Three Months         Six Months        Twelve Months
                                     Ended               Ended                Ended
                                    June 30,            June 30,            June 30,
                              ------------------  ------------------  ------------------
                                1997      1996      1997      1996      1997      1996
                              ========  ========  ========  ========  ========  ========
(In thousands)
Service costs                 $  1,589  $  1,620  $  3,049  $  3,240  $ 7,161   $  6,264
Interest costs                   4,798     5,079     9,258    10,159   17,410     19,700
Amortization of
 transition obligation
 over twenty years               2,970     3,095     5,734     6,190    11,137    11,985
Amortization of unrecognized
 actuarial gain                 (1,014)     (582)   (2,022)   (1,165)   (1,411)   (2,262)
                              --------  --------  --------  --------  --------  --------
                              $  8,343  $  9,212  $ 16,019  $ 18,424  $ 34,297  $ 35,687
                              ========  ========  ========  ========  ========  ========

     The net periodic postretirement benefit costs for 1997 were determined assuming a 7.75% discount rate, a 5% rate of compensation increase, and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1997 by approximately $31.3 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.3 million and $2.4 million for the three-month and six-month periods ended June 30, 1997, respectively. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

(12)AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS:

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

     The Preferred shareholders of Northern Indiana and IWC have no voting rights, except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

     (13)PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF THE ISSUER, OUTSTANDING AT JUNE 30, 1997 AND DECEMBER 31, 1996 (SEE NOTE 12):


                                                                        Redemption
                                                                         Price at
                                      June 30,        December 31,       June 30,
 (Dollars in thousands)                 1997              1996             1997
                                    =============    =============    =============
NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Cumulative preferred stock -
  $100 par value -

  4-1/4% series - 209,123 and
   209,145 shares outstanding,
   respectively                     $      20,912    $      20,915          $101.20
  4-1/2% series -  79,996 shares
   outstanding                              8,000            8,000          $100.00
  4.22% series -  106,198 shares
   outstanding                             10,620           10,620          $101.60
  4.88% series -  100,000 shares
   outstanding                             10,000           10,000          $102.00
  7.44% series -   41,890 shares
   outstanding                              4,189            4,189          $101.00
  7.50% series -   34,842 shares
   outstanding                              3,484            3,484          $101.00
  Premium on preferred stock                  254              254

 Cumulative preferred stock -
  no par value -
   Adjustable rate (6.00% at
    June 30, 1997), Series A
    (stated value $50 per share)
    473,285 shares outstanding             23,664           23,664           $50.00

INDIANAPOLIS WATER COMPANY:
 Cumulative preferred stock -
  $100 par value -

  Rates ranging from 4.00% to
    5.00%, 44,966 shares
    outstanding                             4,497                -      $100 - $105
                                     ------------     ------------
                                     $     85,620     $     81,126
                                     ============     ============

     During the period July 1, 1995 to June 30, 1997, there were no additional issuances of the above preferred stocks.

     The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of the issuer at the redemption prices shown.

     (14)REDEEMABLE PREFERRED STOCKS OUTSTANDING AT JUNE 30, 1997 AND DECEMBER 31, 1996 (SEE NOTE 12): Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of issuer are as follows:

                                                      June 30,      December 31,
(Dollars in thousands)                                  1997            1996
                                                    ===========     ===========
NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Cumulative preferred stock - $100 par value -

  8.85% series - 62,500 and 75,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year                $     6,250     $     7,500
  7-3/4% series - 44,460 shares outstanding,
   excluding sinking fund payments due within
   one year                                               4,446           4,446
  8.35% series - 63,000 shares outstanding,
   excluding sinking fund payments due within
   one year                                               6,300           6,300
 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding              43,000          43,000
                                                    -----------     -----------
                                                    $    59,996     $    61,246
                                                    ===========     ===========

     The redemption prices at June 30, 1997, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:


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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.

     Sinking fund requirements with respect to redeemable preferred stocks outstanding at June 30, 1997 for each of the twelve-month periods subsequent to June 30, 1998 are as follows:


Twelve Months Ended June 30,*
==================================
1999                    $1,827,700
2000                    $1,827,700
2001                    $1,827,700
2002                    $1,827,700


* Table does not reflect redemptions made after June 30, 1997.

     (15)COMMON SHARE DIVIDEND: During the next few years, Industries expects that the majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At June 30, 1997, Northern Indiana had approximately $152.8 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings, and the absence of adverse developments.

     (16)COMMON SHARES: Industries has 200,000,000 common shares authorized without par value.

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

     COMMON SHARE REPURCHASES. The Board has authorized the repurchase of Industries' common shares. At June 30, 1997, Industries had purchased approximately 21.3 million shares since 1989 at an average price of $27.83 per share. Approximately 5.9 million additional common shares may be repurchased under the Board's authorization.

     (17)LONG-TERM INCENTIVE PLAN: Industries has two long-term incentive plans for key management employees that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998 and 2004, respectively. At June 30, 1997, there were 4,578 shares and 2,206,550 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, and performance units. No incentive stock options or performance units were outstanding at June 30, 1997. Under both Plans, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option's maximum term is ten years and vests one year from the date of grant.

     The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries' common shares, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1996 and 1997 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 271,000 and 262,000 restricted shares outstanding at June 30, 1997 and December 31, 1996, respectively.

     The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 100,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of June 30, 1997, 32,750 shares had been issued under the Plan.

     Industries accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against income for restricted stock awards was $0.4, $0.9, and $1.9 million for the three-month, six-month, and twelve-month periods ending June 30, 1997, respectively. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Industries' net income and earnings per share would have been reduced to the following pro forma amounts:


                           Three Months           Six Months            Twelve Months
                              Ended                 Ended                  Ended
                             June 30,              June 30,               June 30,
                        ------------------   --------------------   --------------------
                           1997    1996       1997        1996        1997        1996
                        ========  ========   =========  =========   =========  =========
                               (Dollars in thousands, except per share data)
Net Income:
 As reported            $ 28,236  $ 23,429   $  99,074  $  90,915   $ 184,893  $ 179,101
 Pro forma              $ 28,029  $ 23,267   $  98,660  $  90,590   $ 184,102  $ 178,532

Earnings Per Share:
 As reported            $   0.44  $   0.38   $    1.61  $    1.47   $    3.03  $    2.85
 Pro forma              $   0.44  $   0.38   $    1.61  $    1.47   $    3.02  $    2.84

     The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month, six-month, and twelve-month periods ended June 30, 1997 and June 30, 1996, respectively: risk-free interest rate of 6.39% and 6.24%, respectively; expected dividend yield of $1.68 and $1.56 per share, respectively; expected option term of five years; and expected volatility of 13.2% and 13.0%, respectively.

     Changes in outstanding shares under option and SARs for the three-month, six-month, and twelve-month periods ended June 30, 1997 and June 30, 1996 are as follows:


                                          NONQUALIFIED STOCK OPTIONS
                                -------------------------------------------
                                           Weighted                Weighted
                                           Average                 Average
   Three Months Ended                      Option                  Option
      June 30,                     1997    Price           1996    Price
===========================     =========  ========     =========  ========
Balance beginning of period     1,149,750  $  30.57     1,089,850  $  28.52
 Exercised                        (44,350) $  28.24       (25,150) $  24.36
 Canceled                          (1,000) $  37.81        (4,000) $  32.44
                                ---------               ---------
Balance end of period           1,104,400  $  30.66     1,060,700  $  28.61
                                =========               =========
Shares exercisable                841,950  $  28.43       796,250  $  27.34
                                =========               =========

                                          NONQUALIFIED STOCK OPTIONS
                                -------------------------------------------
                                           Weighted                Weighted
                                           Average                 Average
   Six Months Ended                        Option                  Option
      June 30,                     1997    Price           1996    Price
===========================     =========  ========     =========  ========
Balance beginning of period     1,187,150  $  30.58     1,107,750  $  28.55
 Exercised                        (70,900) $  28.16       (38,050) $  25.92
 Canceled                         (11,850) $  37.81        (9,000) $  32.52
                                ---------               ---------
Balance end of period           1,104,400  $  30.66     1,060,700  $  28.61
                                =========               =========
Shares exercisable                841,950  $  28.43       796,250  $  27.34
                                =========               =========

                                          NONQUALIFIED STOCK OPTIONS
                                -------------------------------------------
                                           Weighted                Weighted
                                           Average                 Average
   Twelve Months Ended                     Option                  Option
      June 30,                     1997    Price           1996    Price
===========================     =========  ========     =========  ========
Balance beginning of period     1,060,700  $  28.61       995,900  $  27.07
 Granted                          278,300  $  37.81       277,450  $  32.44
 Exercised                       (216,850) $  29.29      (198,650) $  25.96
 Canceled                         (17,750) $  37.09       (14,000) $  32.49
                                ---------               ---------
Balance end of period           1,104,400  $  30.66     1,060,700  $  28.61
                                =========               =========
Shares exercisable                841,950  $  28.43       796,250  $  27.34
                                =========               =========
Weighted average fair value
 of options granted             $    5.00               $    3.87
                                =========               =========

                                    NONQUALIFIED STOCK OPTIONS WITH SARs
                                -------------------------------------------
   Three Months Ended                      Option                   Option
      June 30,                     1997    Price           1996     Price
===========================     =========  ========     =========  ========
Balance beginning of period         5,600  $ 10.94          5,600  $  10.94
 Exercised                              0                       0
                                ---------               ---------
Balance end of period               5,600  $ 10.94          5,600  $  10.94
                                =========               =========
Shares exercisable                  5,600  $ 10.94          5,600  $  10.94
                                =========               =========

                                    NONQUALIFIED STOCK OPTIONS WITH SARs
                                -------------------------------------------
   Six Months Ended                        Option                   Option
      June 30,                     1997    Price           1996     Price
===========================     =========  ========     =========  ========
Balance beginning of period         5,600  $ 10.94          5,600  $  10.94
 Exercised                              0                       0
                                ---------               ---------
Balance end of period               5,600  $ 10.94          5,600  $  10.94
                                =========               =========
Shares exercisable                  5,600  $ 10.94          5,600  $  10.94
                                =========               =========

                                    NONQUALIFIED STOCK OPTIONS WITH SARs
                                -------------------------------------------
   Twelve Months Ended                     Option                  Option
       June 30,                    1997    Price           1996    Price
===========================     =========  ========     =========  ========
Balance beginning of period         5,600  $ 10.94          9,900  $  10.94
 Exercised                              0                  (4,300) $  10.94
                                ---------               ---------
Balance end of period               5,600  $ 10.94          5,600  $  10.94
                                =========               =========
Shares exercisable                  5,600  $ 10.94          5,600  $  10.94
                                =========               =========

     The following table summarizes information about non-qualified stock options at June 30, 1997:


                         OPTIONS OUTSTANDING
--------------------------------------------------------------------------
                      Number         Weighted Average
   Range of        Outstanding at       Remaining        Weighted Average
  Option Price     June 30, 1997    Contractual Life      Option Price
================   ==============   ==================   =================
$10.94 to $17.94        88,500           2.54 years            $16.60
$22.94 to $28.75       359,150           5.84 years            $26.58
$30.31 to $37.81       656,750           7.97 years            $34.78
----------------     ---------           ----------            ------
$10.94 to $37.81     1,104,400           6.84 years            $30.66
                     =========

                         OPTIONS EXERCISABLE
--------------------------------------------------------------------------
                                  Number
   Range of                    Exercisable at             Weighted Average
  Option Price                 June 30, 1997                Option Price
================             ==================          =================
$10.94 to $17.94                    88,500                     $16.60
$22.94 to $28.75                   359,150                     $26.58
$30.31 to $33.19                   394,300                     $32.77
----------------                 ---------                     ------
$10.94 to $33.19                   841,950                     $28.43
                                 =========

     (18)LONG-TERM DEBT: At June 30, 1997 and December 31, 1996, Industries' long-term debt, excluding amounts due within one year, issued and not retired or canceled was as follows:


                                                      AMOUNTS OUTSTANDING
                                                 ---------------------------
                                                   June 30,      December 31,
(Dollars in thousands)                               1997           1996
                                                 =============   ============
First mortgage bonds -
 Interest rates between 5.20% and 9.83% with
  a weighted average interest rate of 7.21%
  and various maturities between October 1, 1998
  and September 1, 2025                           $   202,109     $  109,509

Pollution control notes and bonds-
 Interest rates between 3.78% and 5.70% with
  a weighted average interest rate of 4.01%
  and various maturities between October 1, 2003
  and April 1, 2019                                   242,000        242,000

Medium-term notes -
 Interest rates between 6.10% and 7.99% with
  a weighted average interest rate of 7.20%
  and various maturities between March 20, 2000
  and June 27, 2027                                 1,008,025        644,025

Subordinated Debentures -
  7-3/4%, due March 31, 2026                           75,000         75,000

Notes payable -
 Interest rates between 6.31% and 8.15% with
  a weighted average interest rate of 7.23%
  and various maturities between December 22, 1999
  and April 1, 2006                                    38,497         19,522

Variable bank loan -
  6.81% - due August, 2003                              5,600              -

Term Loan Facility-weighted average interest
  rate of 8.81% at June 30, 1997, due
  December 31, 2004                                    41,108         40,576

Unamortized premium and discount
 on long-term debt, net                                (3,994)        (3,526)
                                                 ------------    -----------
    Total long-term debt, excluding
    amounts due in one year                       $ 1,608,345    $ 1,127,106
                                                 ============    ===========

     The sinking fund requirements of long-term debt outstanding at June 30, 1997 (including the maturity of Northern Indiana's first mortgage bonds: Series P, 6-7/8%, due October 1, 1998 and Series T, 7.50%, due April 1, 2002; Northern Indiana's medium-term notes due from March 20, 2000 to June 12, 2002; NDC Douglas Properties, Inc.'s notes payable due December 22, 1999; IWC's first mortgage bonds: Series 5.20%, due May 1, 2001 and Series 8.00%, due December 15, 2001; and IWCR's senior notes payable, due March 15, 2001), for each of the twelve-month periods subsequent to June 30, 1998 are as follows:


Twelve Months Ended June 30,
=================================
1999                $  27,281,577
2000                  167,945,193
2001                   38,958,443
2002                   86,746,993

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

     On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of June 30, 1997, $99.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

     IWC's first mortgage bonds are secured by its utility plant. Provisions of trust indentures related to the 5-7/8% Series Bonds and the 8% Series Bonds require annual sinking or improvement payments amounting to 1/2% of the maximum aggregate amount outstanding. As permitted, this requirement has been satisfied by substituting a portion of permanent additions to utility plant.

     On February 13, 1996, Capital Markets issued $75 million of 7-3/4% Junior Subordinated Deferrable Interest Debentures, Series A, due March 31, 2026 (Debentures) pursuant to an underwritten public offering. Proceeds from the sale of the Debentures were used to pay short-term debt incurred to redeem on January 12, 1996 $35 million of Industries' 8.75% Preferred Shares, pursuant to mandatory redemption, and to pay other short-term debt of Capital Markets.

     On February 14, 1997, Capital Markets was authorized to issue and sell up to $300 million of medium-term notes. As of June 30, 1997, $300 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used for the purchase of IWCR and to pay other outstanding short-term obligations of Capital Markets.

     The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets (other than Northern Indiana), reflected in the consolidated financial statements of Industries, was approximately $1.2 billion at June 30, 1997.

     (19)CURRENT PORTION OF LONG-TERM DEBT: At June 30, 1997 and December 31, 1996, Industries' current portion of long-term debt due within one year was as follows:


                                                June 30,       December 31,
(Dollars in thousands)                            1997              1996
                                              =============     ============
First Mortgage Bonds -
 Interest rates of 5-7/8% and 6-3/8% with a
  weighted average interest rate of 6.27% and
  maturities of August 1, 1997 and
  September 1, 1997                            $     32,522       $    25,747
Medium-term notes -
 Interest rate of 5.83% and 5.95% with a
  weighted average interest rate of 5.85% and
  various maturities between July 4, 1997
  and April 13, 1998                                 75,000            40,000
Zero Coupon notes -
    7.57%, $72,500 at maturity -
     due December 1, 1997                            70,296            67,731
Notes payable -
 Interest rates between 6.72% and 9.00% with a
  a weighted average interest rate of 8.26%
  and maturities between October 1, 1997 and
  April 1, 1998                                       5,894             5,033
Term loan facility -
 Interest rate of 8.81%                               6,084             6,041
                                               ------------      ------------
   Total current portion of long-term debt     $    189,796      $    144,552
                                               ============      ============

     Capital Markets expects to refinance its 7.57% Zero Coupon Notes maturing in the amount of $72.5 million on December 1, 1997.

     (20)SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999 unless extended by its terms. As of June 30, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1998. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

     Northern Indiana also has $273.5 million of money market lines of credit. As of June 30, 1997 and December 31, 1996, there were $35.1 million and $79.0 million of borrowings, respectively, outstanding under these lines of credit.

     Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1997, there were no borrowings outstanding under this facility.

     Northern Indiana and Capital Markets make use of commercial paper to fund short-term working capital requirements.

     As of June 30, 1997 and December 31, 1996, Northern Indiana had $45.4 million and $193.9 million of commercial paper outstanding, respectively. At June 30, 1997, the weighted average interest rate of commercial paper outstanding was 5.60%.

     Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1999, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the back-up instrument for a commercial paper program. As of June 30, 1997, there were no borrowings outstanding under this agreement.

     Capital Markets also has $95 million of money market lines of credit. As of June 30, 1997 and December 31, 1996, $33.0 million and $27.0 million, respectively, of borrowings were outstanding under these lines of credit.

     As of June 30, 1997 and December 31, 1996, Capital Markets had $12.3 million and $119.3 million of commercial paper outstanding, respectively. At June 30, 1997, the weighted average interest rate of commercial paper outstanding was 5.80%.

     As of June 30, 1997, IWCR and its subsidiaries had lines of credit with banks aggregating $48.9 million. As of June 30, 1997, $34.2 million of borrowings were outstanding under these lines of credit.

     At June 30, 1997 and December 31, 1996, Industries' short-term borrowings were as follows:

                                               June 30,        December 31,
                                                 1997              1996
                                             =============      ============
                                                  (Dollars in thousands)
  Commercial paper                           $    57,650        $   313,205
  Notes payable                                  102,200            106,000
  Standby loan facility                            6,266              4,949
  Revolving loan facility                          2,665              1,831
                                             -----------        -----------
   Total short-term borrowings               $   168,781        $   425,985
                                             ===========        ===========

     (21)OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.4 million.

     The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1997:



      Twelve Months Ended June 30,
==========================================
(In thousands)
   1998                           $ 14,845
   1999                             14,527
   2000                             13,665
   2001                             13,377
   2002                             51,636
   Later years                      88,146
                                  --------
Total minimum payments required   $196,196
                                  ========

     The consolidated financial statements include rental expense for all operating leases as follows:



                             June 30,      June 30,
(In thousands)                 1997         1996
                            =========     =========
Three months ended          $ 2,292        $ 1,693
Six months ended              4,540          3,724
Twelve months ended           8,937          8,187

     (22)COMMITMENTS: The Utilities estimate that approximately $974 million will be expended for construction purposes for the period from January 1, 1997 to December 31, 2001. Substantial commitments have been made by the Utilities in connection with their programs.

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

     (23)PRIMARY ENERGY: Primary Energy, a wholly-owned subsidiary of Industries, is the parent of subsidiaries including Harbor Coal Company (Harbor
Coal), North Lake Energy  Corporation (North Lake),  Lakeside Energy Corporation
(LEC), Portside Energy Corporation (Portside), and Cokenergy, Inc (CE). Primary arranges energy-related projects with large industrial customers and has entered into certain commitments in connection with these projects.

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

     LEC has entered into a lease for the use of a 161-megawatt energy facility located at USS Gary Works. The facility processes high-pressure steam into electricity and low-pressure steam for delivery to USX Corporation-US Steel Group. The fifteen-year lease with a third-party lessor commenced on April 16, 1997 when the facility was placed in commercial operation. Capital Markets has guaranteed LEC obligations relative to plant construction. Capital Markets also guarantees LEC's security deposit obligations relative to the lease and certain limited LEC obligations to the lessor.

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

     Primary has advanced approximately $112 million and $42 million, at June 30, 1997 and December 31, 1996, respectively, to the lessors of the energy related projects discussed above. These net advances are included in "Other Receivables" in the Consolidated Balance Sheet and "Other, net" as a component of operating activities in the Consolidated Statement of Cash Flows.

     (24)FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:   The  following  methods  and
assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

     The carrying values and estimated fair values of Industries' financial instruments (excluding derivatives) are as follows:


                                   June 30, 1997           December 31, 1996
                              ----------------------     ----------------------
                               Carrying    Estimated      Carrying    Estimated
(In thousands)                  Amount    Fair Value       Amount    Fair Value
                              ==========  ==========     ==========  ==========
Cash and cash equivalents     $   29,391  $   29,391     $   26,333  $   26,333
Investments                       32,953      36,953         30,003      33,019
Long-term debt (including
 current portion)              1,799,641   1,745,925      1,273,158   1,220,492
Preferred stock                  147,444     130,594        144,200     126,379

     The majority of the long-term debt relates to utility operations. The Utilities are subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

     (25)CUSTOMER CONCENTRATIONS: Industries' utility subsidiaries supply natural gas, electric energy and water. Natural gas and electric energy are supplied to the northern third of Indiana. The water utilities serve Indianapolis, Indiana and surrounding areas. Although the Energy Utilities have a diversified base of residential and commercial customers, a substantial portion of their electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 4% and 3%, respectively, of gas revenue (including transportation services) and 22% of electric revenue for the twelve months ended June 30, 1997 and June 30, 1996.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

HOLDING COMPANY -

     NIPSCO Industries, Inc. (Industries) is an energy/utility-based holding company providing electric energy, natural gas, and water to the public through its six wholly- owned regulated subsidiaries ("Utilities"): Northern Indiana Public Service Company (Northern Indiana); Kokomo Gas and Fuel Company (Kokomo
Gas); Northern Indiana Fuel and Light Company, Inc. (NIFL); Crossroads Pipeline Company (Crossroads); Indianapolis Water Company (IWC); and Harbour Water Corporation (Harbour). Industries' regulated gas and electric subsidiaries (Northern Indiana, Kokomo Gas, NIFL and Crossroads) are referred to as "Energy Utilities"; and regulated water subsidiaries (IWC and Harbour) are referred to as "Water Utilities".

     On March 25, 1997, Industries acquired IWC Resources Corporation (IWCR). IWCR's subsidiaries include two regulated water utilities (IWC and Harbour)and five non-utility companies providing utility-related products and services including installation, repair and maintenance of underground pipelines and utility line locating and marking. The two primary non-utility subsidiaries are Miller Pipeline Corporation (Miller) and SM&P Utility Resources, Inc. (SM&P).

     Industries also provides non-regulated energy/utility-related products and services including energy marketing and trading; power generation; gas transmission, supply and storage; installation, repair and maintenance of underground pipelines; utility line locating and marking; and related products targeted at customer segments principally through the following wholly-owned subsidiares: NIPSCO Development Company, Inc. (Development); NIPSCO Energy Services, Inc. (Services); Primary Energy, Inc. (Primary); NIPSCO Capital Markets, Inc. (Capital Markets); Miller ; and SM&P. These subsidiaries are referred to collectively as "Products and Services".

     Industries' results of operations include three months of operating results from IWCR for the three-month, six-month and twelve-month periods ended June 30, 1997. The discussion below excludes the comparative results of IWCR operations as such discussion would not be meaningful.

REVENUES -

     Total operating revenues for the twelve months ended June 30, 1997 increased $272.7 million as compared to the twelve months ended June 30, 1996. The increase includes $51.6 million reflecting three months of operating revenues from IWCR for the current period. Gas revenues increased $65.2 million, electric revenues decreased $20.6 million, and Products and Services revenues increased $209.3 million, as compared to the same period in 1996. The increase in gas revenues was largely attributable to increased sales to wholesale customers, increased deliveries of gas transported for others, and increased gas costs per dekatherm (dth), partially offset by decreased gas transition costs. The decrease in electric revenues was mainly due to decreased sales to residential customers resulting from the cooler summer in 1996 and decreased sales to industrial and wholesale customers. Increased volumes in gas marketing resulted in an increase of $123.6 million in Products and Services revenue for the twelve-month period ended June 30, 1997. NESI Power Marketing, a wholly-owned subsidiary of Services, which was formed on December 11, 1996, markets wholesale power and provided an additional $42.4 million in operating revenue for Products and Services for the twelve months ended June 30, 1997.

     Total operating revenues for the six months ended June 30, 1997 increased $169.0 million as compared to the six months ended June 30, 1996. The increase includes $51.6 million reflecting three months of operating revenues from IWCR for the current period. Gas revenues increased $6.1 million, electric revenues decreased $2.8 million and Products and Services revenue increased $146.9 million, as compared to the same period in 1996. The increase in gas revenues was mainly due to increased sales to wholesale customers, increased deliveries of gas transported for others, increased gas transition costs, and increased gas costs per dth. The decrease in electric revenues was mainly due to decreased sales to industrial and wholesale customers. Increased gas and wholesale power marketing volumes resulted in an increase of $112.1 million in Products and Services revenue for the six-month period ended June 30, 1997.

     Total operating revenues for the three months ended June 30, 1997 increased $124.7 million as compared to the three months ended June 30, 1996. The increase includes $51.6 million reflecting three months of operating revenues from IWCR for the current period. Gas and electric revenues were consistent with the levels for the same period ended June 30, 1996. Increased volumes in gas and wholesale power marketing resulted in an increase of $72.3 million in Products and Services revenue for the three-month period ended June 30, 1997.

     The basic steel industry accounted for 30% of natural gas delivered (including volumes transported) and 35% of electric sales for the Energy Utilities during the twelve months ended June 30, 1997.

     The components of the variations in gas, electric, and products and services revenues are shown in the following table:


                                               Variations from Prior Periods
                                          ----------------------------------------
                                           June 30, 1997 Compared to June 30, 1996
                                          ----------------------------------------
                                            Three            Six           Twelve
(In thousands)                              Months          Months         Months
                                           =========      ==========     =========
Gas Revenue -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs         $ (13,387)     $  15,045      $  62,072
 Gas transition costs                         (1,620)         1,494         (8,023)
 Changes in sales levels                      13,630        (12,535)         8,453
 Gas transported                               1,649          2,064          2,686
                                           ---------      ---------      ---------
Gas Revenue Change                               272          6,068         65,188
                                           ---------      ---------      ---------
Electric Revenue  -
 Pass through of net changes
     in fuel costs                               152          1,393            (21)
 Changes in sales levels                        (330)        (4,171)       (20,614)
                                           ---------      ---------      ---------
Electric Revenue Change                         (178)        (2,778)       (20,635)
                                           ---------      ---------      ---------
Water Revenue Change                          18,795         18,795         18,795
                                           ---------      ---------      ---------
Products and Services Revenue -
 Gas marketing                                44,690         68,007        123,617
 Wholesale power marketing                    27,580         42,403         42,403
 Pipeline construction                        14,632         14,632         14,632
 Locate and marking                           17,204         17,204         17,204
 Other                                         1,657          4,643         11,464
                                           ---------      ---------      ---------
Product and Services Revenue Change          105,763        146,889        209,320
                                           ---------      ---------      ---------
   Total Revenue Change                    $ 124,652      $ 168,974      $ 272,668
                                           =========      =========      =========

     See Note 7 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

     The Energy Utilities' gas costs decreased $5.5 million for the three-month period ended June 30, 1997. Gas costs increased $10.1 and $65.4 million for the six-month and twelve-month periods ended June 30, 1997, respectively. Gas costs decreased for the three-month period due to decreased gas costs per dth partially offset by increased purchases. Gas costs increased for the six-month and twelve-month periods due to increased gas costs per dth, increased gas transition costs, and increased purchases. The average cost for the Energy Utilities' purchased gas for the three-month, six-month and twelve-month periods ended June 30, 1997, after adjustment for gas transition costs billed to transport customers, was $2.61, $3.10 and $3.14 per dth, respectively, as compared to $2.84, $2.95 and $2.74 per dth for the same periods in 1996.

FUEL AND PURCHASED POWER -

     The cost of fuel for electric generation decreased for the twelve-month period ended June 30, 1997, compared to the 1996 period, mainly as a result of decreased production of electricity.

     Power purchased decreased $3.8 million and $6.8 million for the three-month and six-month periods ended June 30, 1997, respectively, as a result of decreased bulk power purchases.

COST OF PRODUCTS AND SERVICES -

     The cost of sales for Products and Services increased $193.1 million for the twelve months ended June 30, 1997. The increase includes $22.2 million reflecting three months of cost of sales from IWCR for the current period. Increased volumes in gas and wholesale power marketing increased cost of sales $167.8 million for the twelve-months ended June 30, 1997, compared to June 30, 1996.

     The cost of sales for Products and Services increased $138.0 million for the six- months ended June 30, 1997, compared to the 1996 period. The increase includes $22.2 million reflecting three months of cost of sales from IWCR for the current period. Increased volumes in gas and wholesale power marketing increased cost of sales $114.1 million for the six months ended June 30, 1997, compared to June 30, 1996.

     The cost of sales for Products and Services increased $95.9 million for the three- months ended June 30, 1997, compared to the 1996 period. The increase includes $22.2 million reflecting three months of cost of sales from IWCR for the current period. Increased volumes in gas and wholesale power marketing increased cost of sales $73.6 million for the three months ended June 30, 1997, compared to June 30, 1996.

OPERATING MARGINS -

     Operating margins for the twelve months ended June 30, 1997 increased $22.2 million from the same period a year ago. The increase in operating margin includes $29.4 million related to three months of IWCR operations in the current period. The operating margin from gas deliveries decreased $0.2 million. The operating margin from electric sales decreased $12.6 million due to decreased sales to residential customers, reflecting milder 1996 summer weather, and decreased sales to industrial and wholesale customers.

     Operating margins for the six months ended June 30, 1997 increased $25.1 million from the same period a year ago. The increase in operating margin includes $29.4 million related to three months of IWCR operations in the current period. The operating margin from gas deliveries decreased $4.0 million due to decreased sales to residential and commercial customers reflecting milder weather, partially offset by increased sales to wholesale customers and increased deliveries of gas transported for others. The operating margin from electric sales increased $1.4 million as a result of increased wholesale energy transactions. The operating margin for Products and Services, excluding IWCR, decreased $1.7 million resulting from a decrease in gas marketing margin.

     Operating margins for the three months ended June 30, 1997 increased $36.6 million from the same period a year ago. The increase in operating margin includes $29.4 million related to three months of IWCR operations in the current period. Gas operating margin increased $5.7 million due to increased sales to residential and commercial customers reflecting colder weather during the period, increased sales to wholesale customers, and increased deliveries of gas transported for others, partially offset by decreased sales to industrial customers. Operating margin from electric sales increased $2.2 million due to increased sales to residential and commercial customers, which were partially offset by decreased sales to industrial and wholesale customers.

OPERATING EXPENSES AND TAXES -

     Operation expenses increased $7.7 million for the twelve-month period ended June 30, 1997. Operation expense includes an increase of $16.0 million reflecting three months of operations of IWCR in the current period. This increase was offset by decreased employee costs of $7.2 million and decreased electric production pollution control facility costs of $4.7 million at Northern Indiana. Operation expenses, excluding IWCR, increased $5.3 million for the six-month period ended June 30, 1997 reflecting operating expenses of North Lake and LEC which began operations in May 1996 and April 1997, respectively. Operation expenses increased $10.8 million for the three-month period ended June 30, 1997.

     Maintenance expenses decreased $6.9 million for the twelve-month period ended June 30, 1997 mainly reflecting decreased maintenance activity at the electric production facilities of $4.3 million and decreased maintenance of $2.6 million on the transmission and distribution facilities. Maintenance expenses decreased $8.3 million for the six- month period reflecting decreased maintenance on distribution facilities. Maintenance expenses decreased $7.8 million for the three-month period reflecting decreased maintenance on electric production and distribution facilities.

     Depreciation and amortization expense increased $5.7, $7.6 and $22.3 million for the three-month, six-month and twelve-month periods ended June 30, 1997, respectively, resulting from plant additions, increased amortization of computer software, amortization of deferred costs related to scrubber services provided by Pure Air at the Bailly Generating Station, and amortization of SFAS No. 106 costs effective February 1, 1997. The increase in depreciation and amortization also includes $3.1 million related to IWCR for the three-month, six-month and twelve-month periods ended June 30, 1997.

OTHER INCOME (DEDUCTIONS) -

     Other Income (Deductions) for the twelve-month period increased $16.3 million mainly resulting from the disposition of certain oil and natural gas properties, and the sale of Crescent Dunes Lakeshore property to the National Park Service. Other Income (Deductions) increased $8.7 million for the six-month period ended June 30, 1997 mainly due to the disposition of certain oil and natural gas properties. Other Income (Deductions) increased $1.7 million for the three-month period ended June 30, 1997.

INTEREST AND OTHER CHARGES -

     Interest and other charges increased for the three-month, six-month, and twelve-month periods ended June 30, 1997 reflecting the issuance of $300 million of Capital Markets' medium-term notes, $75 million of Capital Markets' Junior Subordinated Deferrable Interest Debentures, Series A and three months of interest expense at IWCR.

     See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation, and Allowance for Funds Used During Construction. Also see Notes 7, 9, and 11 for a discussion of FERC Order No. 636, Income Taxes and Postretirement Benefits.

NET INCOME-

     Industries' net income for the twelve-month period ended June 30, 1997 was $184.9 million compared to $179.1 million for the twelve-month period ended June 30, 1996.

     Net income for the six months ended June 30, 1997 was $99.1 million compared to $90.9 million for the six months ended June 30, 1996.

     Net income for the three months ended June 30, 1997 was $28.2 million compared to $23.4 million for the three months ended June 30, 1996.

IMPACT OF ACCOUNTING STANDARDS -

     For a discussion of the impact of accounting standards not yet adopted on Industries' consolidated financial statements see Note 2, "Impact of Accounting Standards" in the Notes to the Consolidated Financial Statements.

ENVIRONMENTAL MATTERS -

     The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of approximately $17 million to cover probable corrective actions as of June 30, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Industries.

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

     The Energy Utilities have instituted a program to investigate former manufactured-gas plants where one of them is the current or former owner. The Energy Utilities have identified twenty-eight of these sites and made visual inspections of these sites. Initial samplings have been conducted at eighteen sites. Follow-up investigations have been conducted at seven sites and remedial measures have been selected at four sites. The Energy Utilities will continue their program to assess and cleanup sites.

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

     In 1994, the Energy Utilities approached various companies that provided insurance coverage which the Energy Utilities believe covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain of the insurance companies initiated a suit in Indiana state court against Northern Indiana seeking a ruling that denied coverage. Later that same month, Northern Indiana initiated a similar suit in federal court, and the state court action was stayed. After the dismissal of the federal court action on procedural grounds in May 1997, Northern Indiana filed claims in the state court action against various insurance companies, seeking coverage for costs associated with several former manufactured gas plants and damages for alleged misconduct by some of the insurance companies. The state court action is now proceeding. Northern Indiana has received cash settlements from several of the insurance companies.

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

     Under the Federal Safe Drinking Water Act (SDWA), the Water Utilities are subject to regulation by the EPA for the quality of water sold and treatment techniques used to make the water potable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes its water utilities are currently in compliance with all MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA. In August 1996, Congress amended the SDWA to allow the EPA more authority to weigh the costs and benefits of regulations being considered in some (but not all) cases. The 1996 amendments do not, however, reduce the number of new standards required by the 1986 amendments. Such standards promulgated could be costly and require substantial changes in the Water Utilities' operations. The Water Utilities would expect to recover the costs of such changes through their water rates; however, such recovery may not necessarily be timely.

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

     On February 13, 1996, Capital Markets issued $75 million of 7-3/4% Junior Subordinated Deferrable Interest Debentures, Series A, due March 31, 2026 (Debentures), pursuant to an underwritten public offering. Proceeds from the sale of the Debentures were used to pay short-term debt incurred to redeem on January 12, 1996, $35 million of Industries' 8.75% Preferred Shares, pursuant to mandatory redemption, and to pay other short-term debt of Capital Markets.

     On February 14, 1997, Capital Markets was authorized to issue and sell up to $300 million of medium-term notes. As of May 7, 1997, $300 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used for the purchase of IWCR and to pay other outstanding short-term obligations of Capital Markets.

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

     Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1999, unless extended by its terms. This facility provides short-term financing flexibility to Industries and also serves as the backup instrument for a commercial paper program. As of June 30, 1997, there were no borrowings outstanding under this agreement.

     Capital Markets also has $95 million of money market lines of credit. As of June 30, 1997, $33.0 million of borrowings were outstanding under these lines of credit.

     As of June 30, 1997 and December 31, 1996, Capital Markets had $12.3 million and $119.3 million of commercial paper outstanding, respectively. At June 30, 1997, the weighted average interest rate of commercial paper outstanding was 5.80%.

     The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets (other than Northern Indiana), reflected in the consolidated financial statements of Industries, is approximately $1.2 billion at June 30, 1997.

     Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of June 30, 1997 and December 31, 1996, Northern Indiana had $45.4 million and $193.9 million of commercial paper outstanding, respectively. At June 30, 1997, the weighted average interest rate of commercial paper outstanding was 5.60%.

     Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999 unless extended by its terms. As of June 30, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1998. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

     Northern Indiana also has $273.5 million of money market lines of credit. As of June 30, 1997, $35.1 million of borrowings were outstanding under these lines of credit.

     Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1997, there were no borrowings outstanding under this facility.

     On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of June 30, 1997, $99.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

     During recent years, Northern Indiana has been able to finance its construction program with internally generated funds and expects to be able to meet future commitments through such funds.

     As of June 30, 1997, IWCR and its subsidiaries had lines of credit with banks aggregating $48.9 million. As of June 30, 1997, $34.2 million of borrowings were outstanding under these lines of credit.

     The Utilities do not expect the effects of inflation at current levels to have a significant impact on their results of operations, ability to contain cost increases, or need to seek timely and adequate rate relief. The Energy Utilities do not anticipate the need to file for gas and electric base rate increases in the near future.

EMPLOYEE RELATIONS

     At June 30, 1997, approximately 73% of Northern Indiana's employees (physical and clerical workers) were represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC. The bargaining unit employees' current contracts expired May 31, 1997. Employees are currently working without a contract. Northern Indiana continues to negotiate new agreements with the two local unions, but cannot predict the timing or terms of new agreements.

COMPETITION

     The Energy Policy Act of 1992 (Energy Act) allows FERC to order electric utilities to grant access to transmission systems by third-party power producers. The Energy Act specifically prohibits federally mandated wheeling of power for retail customers. On April 24, 1996, FERC issued its Order No. 888 which opens wholesale power sales to competition and requires public utilities owning, controlling, or operating transmission lines to file non-discriminatory open access tariffs that offer others the same transmission service they provide themselves. Order No. 888 also provides for the full recovery of stranded costs
- that is, costs that were prudently incurred to serve power customers and that could go unrecovered if these customers use open access to move to another supplier. FERC expects this rule will accelerate competition and bring lower prices and more choices to wholesale energy customers. Although wholesale customers represent a relatively small portion of Northern Indiana's sales, Northern Indiana will continue its efforts to retain and add customers by offering competitive rates.

     In January 1997, legislation was introduced to the Indiana General Assembly addressing electric utility competition and deregulation. This proposed legislation has not been adopted, however, a study commission on electric competition and deregulation was established by the Indiana General Assembly. Industries has begun discussions with its largest customers on the technical and economic aspects of possible legislation to allow customer choice.

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

     Northern Indiana filed a petition for an Alternative Regulatory Plan (ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers, and improved natural gas service. On May 9, 1997, Northern Indiana filed an Amended Stipulation and
Agreement  which  proposed a  modified  ARP.  Northern  Indiana's  proposal  was supported by numerous parties including the Office of Utility Consumer Counselor, Citizens Action Coalition of Indiana, Inc. and major industrial customers of Northern Indiana. In its modified ARP, Northern Indiana proposes to implement new rates and services that would include, among other things, further unbundling of services for additional customer classes, increased customer choice for sources of natural gas supply, negotiated services and prices, an incentive gas cost mechanism and a price protection program. The Commission held a hearing on the ARP on June 12, 1997. Action by the Commission is expected during the fourth quarter of 1997.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES.
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

               Exhibit 11.1 - Computation of Per Share Earnings
                Three-Month, Six-Month, and Twelve-Month Periods
                Ended June 30, 1997.

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

Date August 13, 1997