Form 10-Q
period 1997-09-30
NIPSCO INDUSTRIES INC
filed 1997-11-13
CIK 823392

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                       FORM 10-Q


                  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                       of 1934

                     For the quarterly period ended September 30, 1997

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                        Yes   X         No
                                            --------            --------

       As of October 31, 1997,  62,730,811  common shares were outstanding.

NIPSCO INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NIPSCO Industries, Inc.:

      We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of September 30, 1997, and December 31, 1996, and the related consolidated statements of income, common shareholders' equity and cash flows for the three, nine and twelve month periods ended September 30, 1997 and 1996. These consolidated financial statements are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of September 30, 1997, and December 31, 1996, and the results of their operations and their cash flows for the three, nine and twelve month periods ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.


                                           /s/  Arthur Andersen LLP

Chicago, Illinois
October 29, 1997

CONSOLIDATED BALANCE SHEET
                                                 September 30,      December 31,
ASSETS                                               1997               1996
                                                 ==============     ============
(In thousands)
PROPERTY, PLANT AND EQUIPMENT:
 Utility Plant, (Note 2)(including
   Construction Work in Progress of
    $184,110 and $166,812, respectively)
    Electric                                     $   4,089,701      $  4,050,084
    Gas                                              1,378,448         1,344,230
    Common                                             350,432           346,636
    Water                                              559,132                 0
                                                 -------------      ------------
                                                     6,377,713         5,740,950
    Less -Accumulated provision for
     depreciation and amortization                   2,770,449         2,546,162
                                                 -------------      ------------
      Total Utility Plant                            3,607,264         3,194,788
                                                 -------------      ------------
 Other property, at cost, net of accumulated
  provision for depreciation                            95,291           147,370
                                                 -------------      ------------
      Total Property, Plant and Equipment            3,702,555         3,342,158
                                                 -------------      ------------
INVESTMENTS:
 Investments, at equity (Note 2)                        81,967            52,260
 Investments, at cost                                   30,155            30,424
 Other investments                                      23,622            20,090
                                                 -------------     -------------
      Total Investments                                135,744           102,774
                                                 -------------     -------------
CURRENT ASSETS:
 Cash and cash equivalents                              28,285            26,333
 Accounts receivable, less reserve of
  $7,401 and $5,569, respectively (Note 2)             171,251           165,441
 Other receivables (Note 23)                            81,620            42,184
 Fuel adjustment clause (Note 2)                         3,806             9,149
 Gas cost adjustment clause (Note 2)                    60,491           100,214
 Materials and supplies, at average cost                61,923            59,859
 Electric production fuel, at average cost              17,148            26,483
 Natural gas in storage (Note 2)                        72,024            65,093
 Prepayments and other                                  27,325            28,491
                                                 -------------     -------------
      Total Current Assets                             523,873           523,247
                                                 -------------     -------------
OTHER ASSETS:
 Regulatory assets (Note 2)                            218,023           236,205
 Intangible assets (Note 2)                             85,360                 0
 Prepayments and other (Note 10)                       130,358            84,499
                                                 -------------     -------------
      Total Other Assets                               433,741           320,704
                                                 -------------     -------------
                                                 $   4,795,913     $   4,288,883
                                                 =============     =============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED BALANCE SHEET
                                                 September 30,      December 31,
CAPITALIZATION AND LIABILITIES                        1997              1996
                                                 =============      ============
  (In thousands)
CAPITALIZATION:
 Common shareholders' equity
  (See accompanying statement)                   $   1,266,705      $  1,100,501
 Cumulative preferred stocks (Note 12) -
   Series without mandatory redemption
    provisions (Note 13)                                85,620            81,126
   Series with mandatory redemption
    provisions (Note 14)                                59,396            61,246
 Long-term debt excluding amounts due
  within one year (Note 18)                          1,608,720         1,127,106
                                                 -------------      ------------
      Total Capitalization                           3,020,441         2,369,979
                                                 -------------      ------------
CURRENT LIABILITIES:
 Current portion of long-term debt (Note 19)           110,222           144,552
 Short-term borrowings (Note 20)                       165,209           425,985
 Accounts payable                                      179,219           251,730
 Sinking funds due within one year
  (Notes 14 and 18)                                      3,328             3,328
 Dividends declared on common and
  preferred stocks                                      29,199            28,308
 Customer deposits                                      29,337            17,580
 Taxes accrued                                          88,995            78,723
 Interest accrued                                       20,709             7,557
 Accrued employment costs                               48,023            44,186
 Other accruals                                         44,437            30,054
                                                 -------------      ------------
      Total Current Liabilities                        718,678         1,032,003
                                                 -------------      ------------
OTHER:
 Deferred income taxes (Note 9)                        630,894           602,745
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 9)                                             107,446           108,258
 Deferred credits                                       62,955            37,338
 Customer advances and contributions
    in aid of construction (Note 2)                    105,548            15,830
 Accrued liability for postretirement
  benefits (Note 11)                                   134,823           109,429
 Other noncurrent liabilities                           15,128            13,301
                                                 -------------      ------------
      Total Other                                    1,056,794           886,901
                                                 -------------      ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 5, 6, 8, 21, 22 and 23)
                                                 $   4,795,913      $  4,288,883
                                                 =============      ============

     The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF INCOME

 (Dollars in thousands, except for per share amounts)
                                                  Three Months                 Nine Months
                                               Ended September 30,          Ended September 30,
                                             ----------------------      -----------------------
                                                1997        1996            1997         1996
                                             ==========   =========      ==========   ==========
Operating Revenues: (Notes 2, 7 and 25)
  Gas                                        $   90,258   $  79,498      $  544,668   $  527,840
  Electric                                      279,221     276,776         769,099      769,432
  Water                                          23,577           0          42,372            0
  Products and Services                         203,259      37,438         423,313      110,603
                                             ----------  ----------      ----------   ----------
                                                596,315     393,712       1,779,452    1,407,875
                                             ----------  ----------      ----------   ----------
Cost of Sales: (Note 2)
 Gas costs                                       53,841      42,784         330,642      309,480
 Fuel for electric generation                    65,008      62,346         178,025      172,732
 Power purchased                                 13,143      15,356          32,621       41,639
 Products and Services                          174,467      17,621         353,576       58,774
                                             ----------  ----------      ----------   ----------
                                                306,459     138,107         894,864      582,625
                                             ----------  ----------      ----------   ----------
Operating Margin                                289,856     255,605         884,588      825,250
                                             ----------  ----------      ----------   ----------
Operating Expenses and Taxes (except income):
  Operation                                     102,999      83,109         294,883      253,757
  Maintenance (Note 2)                           16,049      20,256          51,647       64,110
  Depreciation and amortization (Note 2)         64,712      58,427         187,471      173,563
  Taxes (except income)                          19,261      17,189          60,861       55,782
                                             ----------  ----------      ----------   ----------
                                                203,021     178,981         594,862      547,212
                                             ----------  ----------      ----------   ----------
Operating Income                                 86,835      76,624         289,726      278,038
                                             ----------  ----------      ----------   ----------
Other Income (Deductions) (Note 2)                3,326       5,338          14,211        7,523
                                             ----------  ----------      ----------   ----------
Interest and Other Charges:
 Interest on long-term debt                      28,266      21,166          77,875       64,534
 Other interest                                   2,435       4,163           7,825       10,755
 Amortization of premium, reacquisition premium,
  discount and expense on debt, net               1,209       1,142           3,542        3,468
 Dividend requirements on preferred stock
  of subsidiaries                                 2,174       2,174           6,520        6,551
                                             ----------  ----------      ----------   ----------
                                                 34,084      28,645          95,762       85,308
                                             ----------  ----------      ----------   ----------
Income before income taxes                       56,077      53,317         208,175      200,253
                                             ----------  ----------      ----------   ----------
Income taxes                                     20,208      18,907          73,232       74,928
                                             ----------  ----------      ----------   ----------
Net Income                                       35,869      34,410         134,943      125,325

Dividend requirements on preferred shares             0           0               0          119
                                             ----------  ----------      ----------   ----------
Balance available for common shareholders    $   35,869  $   34,410      $  134,943   $  125,206
                                             ==========  ==========      ==========   ==========
Average common shares outstanding            62,747,931  61,061,196      61,722,982   61,451,974

Earnings per average common share            $     0.57  $     0.56      $     2.18   $     2.03
                                             ==========  ==========      ==========   ==========
Dividends declared per common share          $     0.45  $     0.42      $     1.35   $     1.26
                                             ==========  ==========      ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF INCOME

 (Dollars in thousands, except for per share amounts)
                                                 Twelve Months
                                              Ended September 30,
                                            ----------------------
                                              1997          1996
                                            ==========  ==========
Operating Revenues: (Notes 2, 7 and 25)
  Gas                                       $  816,223  $  746,125
  Electric                                   1,021,898   1,020,133
  Water                                         42,372           0
  Products and Services                        479,033     131,338
                                            ----------  ----------
                                             2,359,526   1,897,596
                                            ----------  ----------
Cost of Sales: (Note 2)
 Gas costs                                     504,939     433,034
 Fuel for electric generation                  238,508     235,760
 Power purchased                                44,733      50,061
 Products and Services                         396,042      60,808
                                            ----------  ----------
                                             1,184,222     779,663
                                            ----------  ----------
Operating Margin                             1,175,304   1,117,933
                                            ----------  ----------
Operating Expenses and Taxes (except income):
  Operation                                    377,945     351,568
  Maintenance (Note 2)                          70,878      83,436
  Depreciation and amortization (Note 2)       247,902     224,897
  Taxes (except income)                         80,583      74,475
                                            ----------  ----------
                                               777,308     734,376
                                            ----------  ----------
Operating Income                               397,996     383,557
                                            ----------  ----------
Other Income (Deductions) (Note 2)              18,675       9,203
                                            ----------  ----------
Interest and Other Charges:
 Interest on long-term debt                     98,723      85,019
 Other interest                                 12,807      16,730
 Amortization of premium, reacquisition premium,
  discount and expense on debt, net              4,679       4,618
 Dividend requirements on preferred stock
  of subsidiaries                                8,681       8,776
                                            ----------  ----------
                                               124,890     115,143
                                            ----------  ----------
Income before income taxes                     291,781     277,617
                                            ----------  ----------
Income taxes                                   105,429     100,464
                                            ----------  ----------
Net Income                                     186,352     177,153

Dividend requirements on preferred shares            0         885
                                            ----------  ----------
Balance available for common shareholders   $  186,352  $  176,268
                                            ==========  ==========
Average common shares outstanding           61,392,733  61,724,244

Earnings per average common share           $     3.03  $     2.85
                                            ==========  ==========
Dividends declared per common share         $     1.80  $     1.68
                                            ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.







CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                                      Dollars in Thousands
                              ----------------------------------------------------------------
                                                         Additional
                                             Common       Paid-in       Retained     Treasury
Three Months Ended             Total         Shares       Capital       Earnings      Shares
========================      ===========    =========   =========     =========    ==========
Balance, July 1, 1996         $ 1,116,228    $ 870,930   $  32,674     $ 558,076    $ (339,673)
Net income                         34,410                                 34,410
Dividends:
 Preferred shares
 Common shares                    (25,561)                               (25,561)
Treasury shares acquired          (13,904)                                             (13,904)
Issued:
 Employee stock purchase
  plan                                166                      100                          66
 Long-term incentive plan             704                                                  704
 Amortization of
  unearned compensation               560
Unrealized gain(loss) on
  available for sale
  securities                          230
Other                                 109                                    (22)
                             ------------   ----------    ---------   ----------   -----------
Balance, September 30, 1996  $  1,112,942   $  870,930    $  32,774   $  566,903   $  (352,807)
                             ============   ==========    =========   ==========   ===========

Balance, July 1, 1997        $  1,258,417   $  870,930    $  89,556   $  634,083   $  (336,416)
Net income                         35,869                                 35,869
Dividends:
 Preferred shares
 Common shares                    (28,244)                               (28,244)
Treasury shares acquired           (1,211)                                              (1,211)
Issued:
 IWC Resources acquisition              0                         0                          0
 Acquisition of minority
  interest                              0                         0                          0
 Employee stock purchase
  plan                                174                       107                         67
 Long-term incentive plan           1,412                                                1,412
Amortization of
 unearned compensation                531
Unrealized gain (loss) on
 available for sale securities          1
Other                                (244)
                             ------------  -----------    ----------  ----------   -----------
Balance, September 30, 1997  $  1,266,705  $   870,930    $   89,663  $  641,708   $  (336,148)
                             ============  ===========    ==========  ==========   ===========

                                Dollars in Thousands             Shares
                            --------------------------    ----------------------
                             Currency
   Three Months Ended       Translation                    Common     Treasury
       (continued)          Adjustment      Other          Shares      Shares
========================    ===========     =========     ========== ===========
Balance, July 1, 1996       $    (1,991)    $  (3,788)    73,892,109 (12,737,360)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired                                                (377,024)
Issued:
 Employee stock purchase
  plan                                                                     4,118
 Long-term incentive plan                                                 26,100
Amortization of
 unearned compensation                            560
Unrealized gain (loss) on
  available for sale
  securities                                      230
Other                               131
                            -----------   -----------    ----------- -----------
Balance, September 30, 1996 $    (1,860)  $    (2,998)    73,892,109 (13,084,166)
                            ===========   ===========    =========== ===========

Balance, July 1, 1997       $      (40)   $       304     73,892,109 (11,158,490)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired                                                 (29,517)
Issued:
 IWC Resources acquisition                                                     0
 Acquisition of minority
   interest                                                                    0
 Employee stock purchase
  plan                                                                     4,201
Long-term incentive plan                                                  46,300
Amortization of
 unearned compensation                            531
Unrealized gain (loss) on
 available for sale securities                      1
Other                              (244)
                            -----------   -----------    ----------- -----------
Balance, September 30, 1997 $      (284)  $       836     73,892,109 (11,137,506)
                            ===========   ===========    =========== ===========

                                           Dollars in Thousands
                            -----------------------------------------------------------------
                                                      Additional
                                           Common       Paid-in        Retained     Treasury
Nine Months Ended            Total         Shares       Capital        Earnings      Shares
========================    ===========   ==========   ==========     ==========  ===========
Balance, January 1, 1996    $ 1,122,215   $  870,930   $   32,210     $  518,837  $  (293,223)
Net income                      125,325                                  125,325
Dividends:
 Preferred shares                  (119)                                    (119)
 Common shares                  (77,039)                                 (77,039)
Treasury shares acquired        (61,940)                                              (61,940)
Issued:
 Employee stock purchase
  plan                              615                       361                         254
 Long-term incentive plan         1,714                       184                       2,102
 Amortization of
  unearned compensation           1,748
Unrealized gain(loss) on
  available for sale
  securities                        435
Other                               (12)                       19           (101)
                            -----------   ----------   ----------     ----------  -----------
Balance, September 30, 1996 $ 1,112,942   $  870,930   $   32,774     $  566,903  $  (352,807)
                            ===========   ==========   ==========     ==========  ===========

Balance, January 1, 1997    $ 1,100,501   $  870,930   $   32,868     $  591,370  $  (392,995)
Net income                      134,943                                  134,943
Dividends:
 Preferred shares                     0                                        0
 Common shares                  (84,479)                                 (84,479)
Treasury shares acquired       (103,740)                                             (103,740)
Issued:
 IWC Resources acquisition      207,422                    55,009                     152,413
 Acquisition of minority
  interest                        5,469                     1,351                       4,118
 Employee stock purchase
  plan                              420                       211                         209
 Long-term incentive plan         3,627                       223                       3,847
Amortization of
 unearned compensation            1,513
Unrealized gain (loss) on
 available for sale securities    1,298
Other                              (269)                        1           (126)
                            -----------  -----------   ----------    -----------  -----------
Balance, September 30, 1997 $ 1,266,705  $   870,930   $   89,663    $   641,708  $  (336,148)
                            ===========  ===========   ==========    ===========  ===========

                               Dollars in Thousands               Shares
                            --------------------------    ----------------------
                               Currency
Nine Months Ended            Translation                   Common     Treasury
(continued)                  Adjustment      Other         Shares      Shares
========================    ============    =========    ==========  ==========
Balance, January 1, 1996    $    (1,930)    $  (4,609)   73,892,109  (11,512,513)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired                                              (1,666,768)
Issued:
 Employee stock purchase
  plan                                                                    15,965
 Long-term incentive plan                        (572)                    79,150
Amortization of
 unearned compensation                          1,748
Unrealized gain (loss) on
  available for sale securities                   435
Other                                 70
                            ------------   ----------    ----------   ----------
Balance, September 30, 1996 $     (1,860)  $   (2,998)   73,892,109  (13,084,166)
                            ============   ==========    ==========   ==========

Balance, January 1, 1997    $       (140)  $   (1,532)   73,892,109  (14,086,448)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired                                              (2,618,875)
Issued:
 IWC Resources acquisition                                             5,291,089
 Acquisition of minority
   interest                                                              135,032
 Employee stock purchase
  plan                                                                    13,163
Long-term incentive plan                         (443)                   128,533
Amortization of
 unearned compensation                          1,513
Unrealized gain (loss) on
 available for sale securities                  1,298
Other                               (144)
                            ------------  -----------    ----------  -----------
Balance, September 30, 1997 $       (284) $       836    73,892,109  (11,137,506)
                            ============  ===========    ==========  ===========


                                                  Dollars in Thousands
                            -----------------------------------------------------------------
                                                       Additional
                                            Common     Paid-in        Retained     Treasury
Twelve Months Ended            Total        Shares     Capital        Earnings      Shares
========================    ===========   ==========  ===========    ==========    ==========
Balance, October 1, 1995    $ 1,117,182   $  870,930  $    32,202    $  493,876    $ (271,474)
Net income                      177,153                                 177,153
Dividends:
 Preferred shares                  (885)                                   (885)
 Common shares                 (103,140)                               (103,140)
Treasury shares acquired        (87,030)                                              (87,030)
Issued:
 Employee stock purchase
  plan                              615                       361                         254
 Long-term incentive plan         5,057                       186                       5,443
 Amortization of
  unearned compensation           2,425
Unrealized gain(loss) on
  available for sale securities   2,104
Other                              (539)                       25          (101)
                            -----------   ----------  -----------   -----------   -----------
Balance, September 30, 1996 $ 1,112,942   $  870,930  $    32,774   $   566,903   $  (352,807)
                            -----------   ----------  -----------   -----------   -----------
Net income                      186,352                                 186,352
Dividends:
 Preferred shares                     0                                       0
 Common shares                 (111,421)                               (111,421)
Treasury shares acquired       (147,298)                                             (147,298)
Issued:
 IWC Resources acquisition      207,422                    55,009                     152,413
 Acquisition of minority
  interest                        5,469                     1,351                       4,118
 Employee stock purchase
  plan                              695                       411                         284
 Long-term incentive plan         6,817                       118                       7,142
Amortization of
 unearned compensation            2,335
Unrealized gain (loss) on
 available for sale securities    1,942
Other                             1,450                                    (126)
                            -----------   ----------  -----------   ------------  ------------
Balance, September 30, 1997 $ 1,266,705   $  870,930  $    89,663   $    641,708  $   (336,148)
                            ===========   ==========  ===========   ============  ============

                               Dollars in Thousands             Shares
                            --------------------------   -----------------------
                              Currency
Twelve Months Ended          Translation                  Common      Treasury
 (continued)                 Adjustment      Other        Shares       Shares
========================    ============   ==========    ==========   ==========
Balance, October 1, 1995    $     (1,397)  $   (6,955)   73,892,109  (10,953,189)
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired                                              (2,357,692)
Issued:
 Employee stock purchase
  plan                                                                    15,965
 Long-term incentive plan                        (572)                   210,750
Amortization of
 unearned compensation                          2,425
Unrealized gain (loss) on
  available for sale securities                 2,104
Other                               (463)
                            ------------   ----------    ----------   ----------
Balance, September 30, 1996 $     (1,860)  $   (2,998)   73,892,109  (13,084,166)
                            ------------   ----------    ----------   ----------
Net income
Dividends:
 Preferred shares
 Common shares
Treasury shares acquired                                              (3,745,711)
Issued:
 IWC Resources acquisition                                             5,291,089
 Acquisition of minority
   interest                                                              135,032
 Employee stock purchase
  plan                                                                    17,867
Long-term incentive plan                         (443)                   248,383
Amortization of
 unearned compensation                          2,335
Unrealized gain (loss) on
 available for sale securities                  1,942
Other                              1,576
                            ------------   ----------    ----------   ----------
Balance, September 30, 1997 $       (284)  $      836    73,892,109  (11,137,506)
                            ============   ==========    ==========   ==========

     The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
                                                  Three Months                Nine Months
                                                Ended September 30,       Ended September 30,
                                                --------------------     ---------------------
                                                  1997        1996         1997         1996
                                                ========    ========     =========    ========
Cash flows from operating activities:
 Net income                                    $  35,869   $  34,410     $ 134,943   $ 125,325

Adjustments to reconcile net income to net cash:
  Depreciation and amortization                   64,712      58,427       187,471     173,563
  Deferred federal and state income
   taxes, net                                       (542)      2,069       (33,902)     14,871
  Deferred investment tax credits, net            (1,832)     (1,984)       (5,467)     (5,322)
  Advance contract payment                           475         475         1,425     (17,575)
  Change in certain assets and liabilities -*
   Accounts receivable, net                        3,896      20,234        22,959      49,399
   Other receivables                              29,916      15,534       (39,436)    (17,817)
   Electric production fuel                       11,484        (301)        9,335     (16,940)
   Materials and supplies                            744       2,168           727       5,246
   Natural gas in storage                        (36,897)    (53,023)       (6,931)    (21,669)
   Accounts payable                                5,171      (7,168)      (54,980)       (126)
   Taxes accrued                                  (4,664)    (22,354)       30,585     (16,174)
   Fuel adjustment clause                          4,451       1,816         5,343         494
   Gas cost adjustment clause                    (13,436)    (10,763)       39,723     (58,286)
   Accrued employment costs                        3,284         797         1,359      (8,232)
   Other accruals                                 (1,635)     (2,265)       11,264     (11,032)
   Other, net                                     28,912      22,100        52,247      25,470
                                               ---------   ---------    ----------  ----------
      Net cash provided by operating activities  129,908      60,172       356,665     221,195
                                               ---------   ---------    ----------  ----------
Cash flows used in investing activities:
  Energy Utilities construction expenditures    (51,833)     (48,580)     (160,504)   (131,456)
  IWCR construction expenditures                (13,140)           0       (27,381)          0
  Acquisition of IWC Resources
  Corporation, net of cash acquired                   0            0      (288,932)          0
  Acquisition of minority interest                    0            0        (5,641)          0
  Proceeds from disposition of assets               186            0        29,961           0
  Proceeds from settlement of litigation         41,069            0        41,069           0
  Other, net                                      1,128       (8,491)      (18,649)    (23,060)
                                              ---------    ---------    ----------  ----------
      Net cash used in investing activities    (22,590)      (57,071)     (430,077)   (154,516)
                                              ---------    ---------    ----------  ----------
Cash flows provided by (used in) financing activities:
  Issuance of long-term debt                    42,669             0       450,931      77,450
  Issuance of short-term debt                  203,400       519,050       778,495   1,117,458
  Net change in commercial paper                19,850         3,500      (235,705)     58,500
  Retirement of long-term debt                (116,909)      (80,434)     (118,416)    (89,171)
  Retirement of short-term debt               (228,807)     (374,350)     (827,302) (1,022,385)
  Retirement of preferred shares                  (600)         (600)       (1,853)    (37,046)
  Issuance of common shares                      1,586           853       216,919       2,267
  Acquisition of treasury shares                (1,211)      (13,904)     (103,740)    (61,940)
  Cash dividends paid on common shares         (28,247)      (25,692)      (83,342)    (77,685)
  Cash dividends paid on preferred shares            0             0             0        (119)
  Other, net                                      (155)          121          (623)        401
                                            ----------    ----------    ----------  ----------
      Net cash provided by (used in)
       financing activities                   (108,424)       28,544        75,364     (32,270)
                                            ----------    ----------    ----------  ----------
Net increase (decrease) in cash and
 cash equivalents                               (1,106)       31,645         1,952      34,409

Cash and cash equivalents at
   Beginning of period                          29,391        31,260        26,333      28,496
                                            ----------    ----------    ----------  ----------
Cash and cash equivalents at
   End of period                            $   28,285    $   62,905    $   28,285  $   62,905
                                            ==========    ==========    ==========  ==========

 *Net of effect from purchase of IWC Resources Corporation.

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
                                                   Twelve Months
                                                 Ended September 30,
                                                --------------------
                                                  1997        1996
                                                ========    ========
Cash flows from operating activities:
 Net income                                    $ 186,352   $ 177,153

Adjustments to reconcile net income to net cash:
  Depreciation and amortization                  247,902     224,897
  Deferred federal and state income
   taxes, net                                    (27,647)     31,911
  Deferred investment tax credits, net            (7,553)     (7,233)
  Advance contract payment                         1,900     (17,575)
  Change in certain assets and liabilities -*
   Accounts receivable, net                      (82,883)    (15,814)
   Other receivables                             (52,397)    (29,223)
   Electric production fuel                       14,050     (14,395)
   Materials and supplies                            666       6,731
   Natural gas in storage                         10,529      (8,489)
   Accounts payable                               26,159      29,759
   Taxes accrued                                  57,233     (34,962)
   Fuel adjustment clause                          6,001      (1,124)
   Gas cost adjustment clause                       (782)    (88,746)
   Accrued employment costs                        7,082      (3,051)
   Other accruals                                  8,793     (17,453)
   Other, net                                     42,050      23,067
                                               ---------   ---------
      Net cash provided by operating activities  437,455     255,453
                                               ---------   ---------
Cash flows used in investing activities:
  Energy Utilities construction expenditures    (217,903)   (179,960)
  IWCR construction expenditures                 (27,381)          0
  Acquisition of IWC Resources Corporation,
    net of cash acquired                        (288,932)          0
  Acquisition of minority interest                (5,641)          0
  Proceeds from disposition of assets             29,961           0
  Proceeds from settlement of litigation          41,069           0
  Other, net                                     (22,809)    (54,298)
                                              ----------   ---------
      Net cash used in investing activities     (491,636)   (234,258)
                                              ----------   ---------
Cash flows provided by (used in) financing activities:
  Issuance of long-term debt                     451,847      75,316
  Issuance of short-term debt                  1,243,247   1,931,495
  Net change in commercial paper                (102,500)     94,000
  Retirement of long-term debt                  (119,037)    (87,614)
  Retirement of short-term debt               (1,414,651) (1,770,311)
  Retirement of preferred shares                  (2,411)    (37,802)
  Issuance of common shares                      220,368       5,804
  Acquisition of treasury shares                (147,298)    (87,030)
  Cash dividends paid on common shares          (108,847)   (102,156)
  Cash dividends paid on preferred shares           (647)        968
  Other, net                                        (510)        542
                                              ----------   ---------
      Net cash provided by (used in)
       financing activities                       19,561      23,212
                                              ----------   ---------
Net increase (decrease) in cash and
 cash equivalents                                (34,620)     44,407

Cash and cash equivalents at
   Beginning of period                            62,905      18,498
                                              ----------   ---------
Cash and cash equivalents at
   End of period                              $   28,285   $  62,905
                                              ==========   =========

*Net of effect from purchase of IWC Resources Corporation.
The accompanying notes to consolidated financial statements are an integral part of this statement.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HOLDING COMPANY STRUCTURE: NIPSCO Industries, Inc. (Industries) is an energy/utility-based holding company providing electric energy, natural gas and water to the public through its six wholly-owned regulated subsidiaries ("Utilities"): Northern Indiana Public Service Company (Northern Indiana); Kokomo Gas and Fuel Company (Kokomo Gas); Northern Indiana Fuel and Light Company, Inc. (NIFL); Crossroads Pipeline Company (Crossroads); Indianapolis Water Company (IWC); and Harbour Water Corporation (Harbour). Industries' regulated gas and electric subsidiaries (Northern Indiana, Kokomo Gas, NIFL and Crossroads) are referred to as "Energy Utilities"; and regulated water subsidiaries (IWC and Harbour) are referred to as "Water Utilities."

      On March 25, 1997, Industries acquired IWC Resources Corporation (IWCR). IWCR=s subsidiaries include two regulated water utilities (IWC and Harbour) and five non-utility companies providing utility-related services including installation, repair and maintenance of underground pipelines and utility line locating and marking. The two primary non-utility subsidiaries are Miller Pipeline Corporation (Miller) and SM&P Utility Resources, Inc. (SM&P).

     Industries also provides non-regulated energy/utility-related services including energy marketing and trading; power generation; gas transmission, supply and storage; installation, repair and maintenance of underground pipelines; utility line locating and marking; and related products targeted at customer segments principally through the following wholly- owned subsidiares:
NIPSCO Development Company, Inc. (Development); NIPSCO Energy Services, Inc. (Services); Primary Energy, Inc. (Primary); Miller; and SM&P. NIPSCO Capital Markets, Inc. (Capital Markets) handles financing for Industries and its subsidiaries, other than Northern Indiana. These subsidiaries are referred to collectively as "Products and Services."

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

      The accompanying consolidated financial statements of Industries include three and six months of operating results for IWCR for the periods ended September 30, 1997.

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

     DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas and common properties. The provisions, as a percentage of the cost of depreciable utility plant, were approximately 4.3% for the three-month, nine-month and twelve-month periods ended September 30, 1997; and 4.3%, 4.2% and 4.2% for the three-month, nine-month and twelve-month periods ended September 30, 1996, respectively. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

      Kokomo Gas provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 3.2% for the three-month, nine-month and twelve-month periods ended September 30, 1997; and 3.1% for the three-month, nine-month and twelve-month periods ended September 30, 1996.

      NIFL provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.75% for the three-month, nine-month and twelve-month periods ended September 30, 1997 and September 30, 1996.

      Crossroads provides depreciation on the original cost of utility plant in service using straight-line rates that averaged approximately 2.5% for the three-month, nine-month and twelve-month periods ended September 30, 1997 and September 30, 1996.

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

      PLANT ACQUISITION ADJUSTMENTS. Utility plant includes amounts representing the excess of purchase price over underlying book values associated with the acquisitions of Kokomo Gas, NIFL, IWC and Harbour. These amounts are $169.6 million (see Note 4) and $40.6 million at September 30, 1997 and December 31, 1996, respectively, and are being amortized over a forty-year period from the respective dates of acquisition.

      INTANGIBLE ASSETS. The excess of cost over the fair value of the net assets of non-utility subsidiaries acquired as part of the IWCR acquisition (see
Note 4) has been recorded as goodwill and is being amortized over a forty-year period from the date of acquisition. Industries acquired the minority interest in NESI Energy Marketing, L.L.C. in April 1997. The excess of the purchase price over the fair value of the tangible net assets associated with this acquisition has been recorded as an intangible asset and is being amortized over a twenty-year period from the date of acquisition. Industries assesses the recoverability of its intangible assets on a periodic basis to confirm that expected future cash flows will be sufficient to support the recorded intangible assets.

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

      ACCOUNTS RECEIVABLE. At September 30, 1997, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 2002.

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

     Cash paid during the periods reported for income taxes and interest was as follows:

                          Three Months            Nine Months           Twelve Months
                        Ended September 30,   Ended September 30,   Ended September 30,
                        -------------------   -------------------   -------------------
(In thousands)           1997       1996       1997       1996        1997       1996
                        =======    ========    =======    =======    ========   ========
Income taxes           $ 19,000   $ 20,047    $ 80,700   $ 75,795    $ 80,700  $113,635
Interest, net of
 amounts capitalized     24,059     15,141      68,714     56,089      99,906    89,103

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

      NATURAL GAS IN STORAGE. Northern Indiana's natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in September 1997 and December 1996 the estimated replacement cost of gas in storage (current and non-current) at September 30, 1997 and December 31, 1996 exceeded the stated LIFO cost by approximately $54 million and $96 million, respectively. Certain other subsidiaries of Industries have natural gas in storage valued at average cost.

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

      Industries' gas subsidiaries use commodity futures contracts, options and swaps to hedge the impact of natural gas price fluctuations related to its business activities, including price risk related to the physical location of the natural gas (basis risk). As of September 30, 1997, Industries had open derivative financial instruments representing hedges of natural gas sales of 9.6 billion cubic feet (Bcf), natural gas purchases of 4.0 Bcf and net basis differentials of 9.4 Bcf. The net deferred gain on these derivative financial instruments as of September 30, 1997 was not material.

      Industries purchases options to hedge price risk associated with a portion of its fixed price purchase and sale commitments related to electricity. The net deferred gain on these options as of September 30, 1997 was not material.

      IMPACT OF ACCOUNTING STANDARDS. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Its objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the standards of other countries and with that of the International Accounting Standards Committee. This statement is effective for fiscal years ending after December 15, 1997. Industries will adopt this statement at year-end 1997 and does not expect adoption of the statement to have a significant impact on its current earnings per share calculation.

      In July 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions or other economic events during the period other than transactions with shareholders. Industries will be required  to display  items of other  comprehensive  income  including,  but not
limited  to,  changes  in  its  unrealized   holding  gains  or  losses  on  its
available-for-sale securities and foreign currency translation adjustments. Industries will adopt this statement effective January 1, 1998.

      REGULATORY ASSETS. The Utilities' operations are subject to the regulation of the Commission and, in the case of the "Energy Utilities", the Federal Energy Regulatory Commission (FERC). Accordingly, the Utilities' accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The Utilities monitor changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of their operations. As of September 30, 1997 and December 31, 1996, the regulatory assets identified below represent probable future revenue to the Utilities associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of the Utilities' operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain of the regulatory assets identified below might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:

                                                 September 30,     December 31,
(In thousands)                                     1997               1996
                                                 ============      ============
Unamortized reacquisition premium on
 debt (Note 18)                                   $    47,626       $    50,262
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges and
 deferred depreciation (See below)                     67,600            70,763
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     10,114            10,816
Deferred SFAS No. 106 expense not
 recovered (Note 11)                                   89,060            87,557
FERC Order No. 636 transition costs (Note 7)           27,521            47,399
Regulatory income tax asset, net (Note 9)               9,921             4,736
Other                                                   4,218                0
                                                 ------------       -----------
                                                      256,060           271,533
Less: Current portion of regulatory assets             38,037            35,328
                                                -------------       -----------
                                                $     218,023       $   236,205
                                                =============       ===========

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

      INVESTMENTS IN REAL ESTATE. Development invests in a series of affordable housing projects within the Utilities' service territories. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Development accounts for these investments using the equity method. Investments, at equity, include $30.9 million and $24.1 million relating to affordable housing projects at September 30, 1997 and December 31, 1996, respectively.

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

(3) RESOLUTION OF TAX MATTER: In 1991, the Internal Revenue Service (IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS maintained that interest paid on the Notes should have been subject to United States tax withholding. Northern Indiana challenged the assessment in the United States Tax Court (Tax Court) and the Tax Court ruled in favor of Northern Indiana, finding that the interest paid on the Notes was not subject to United States tax withholding. The IRS appealed the Tax Court's decision to the U. S. Court of Appeals for the Seventh Circuit (Court of Appeals) and Northern Indiana filed a cross appeal. On June 6, 1997 the Court of Appeals issued an order affirming in full the Tax Court order. The IRS did not appeal the decision of the Court of Appeals.

(4) PURCHASE OF IWC RESOURCES CORPORATION: On March 25, 1997, Industries acquired all the outstanding common stock of IWCR for $290.5 million. Industries financed this transaction with debt of approximately $83.0 million and issuance of approximately 5.3 million Industries' common shares. Industries accounted for the acquisition as a purchase the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. The accompanying consolidated financial statements reflect a preliminary allocation of the purchase price (see Note 2) as the purchase price allocation has not been finalized.

     Following is a summary of the assets acquired and liabilities assumed in the acquisition of IWCR:

(In thousands)
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

     (5)  RESOLUTION  OF  ELM  ENERGY  AND  RECYCLING   (UK)  LTD.   LITIGATION:
Development is a 85% shareholder in Elm Energy and Recycling (UK) Ltd. (Elm), which owns and operates a tire-fueled electric generating plant in Wolverhampton, England (Project). In 1995, the Project failed certain performance and reliability tests which had been established under a contract between Elm and TBV Power Limited (TBV), a company jointly owned by subsidiaries of the Tarmac PLC Group and Black & Veatch. Elm "rejected" the Project in accordance with the contract, and the independent Project engineer then certified that 29.6 million British Pounds Sterling (approximately $47.9 million at September 30, 1997) were to be reimbursed by TBV to Elm. TBV filed suit in the English courts to enjoin enforcement of the decision and to allege certain breaches of the underlying construction contract. Elm counterclaimed, and Elm and Development also sought additional remedies at law, in both the United States and the United Kingdom, for damages and/or sanctions against TBV, Tarmac PLC Group, Black & Veatch and its chairman. Black & Veatch counterclaimed against Elm and Development.

      In September 1997, a settlement was reached on mutually agreed terms which resulted in the dismissal, with prejudice, of all litigation in the United States and the United Kingdom relating to the Project (Elm Litigation Settlement). Concurrently, Elm reached a settlement with its banks pursuant to which the banks were paid a portion of the proceeds received by Elm in the Elm Litigation Settlement in exchange for the banks agreeing to forgive Elm's remaining bank debt and to release all security interests they had in the Project. The Elm Litigation Settlement was not material to the results of operations or financial position of Industries. Elm is continuing to operate the Project and Development provides financing to support its operations.

(6) NESI ENERGY MARKETING CANADA LTD. LITIGATION: On October 31, 1996, Services' wholly-owned subsidiary NIPSCO Energy Services Canada Ltd. (NESI Canada) acquired 70% of the outstanding shares of Chandler Energy Inc., a gas marketing and trading company located in Calgary, Alberta, and subsequently renamed it NESI Energy Marketing Canada Ltd. (NEMC). Between November 1 and November 27, 1996, gas prices in the Calgary market increased dramatically. As a result, NEMC was selling gas, pursuant to contracts entered into prior to the acquisition date, at prices substantially below its costs to acquire such gas. On November 27, 1996, NEMC ceased doing business and sought protection from its creditors under the Companies' Creditors Arrangement Act, a Canadian corporate reorganization statute. NEMC was declared bankrupt as of December 12, 1996.

      Certain creditors of NEMC have filed claims against Industries, Services, Capital Markets and NESI Canada, alleging certain misrepresentations relating to NEMC's financial condition and claiming damages. Industries and its affiliates intend to vigorously defend against such claims and any other claims seeking to assert that any party other than NEMC is responsible for NEMC's liabilities. Industries has fully reserved its investment in NEMC. Management believes that any additional loss relating to NEMC would not be material to the results of operations or financial position of Industries.

(7) FERC ORDER NO. 636: The Energy Utilities have recorded approximately $135 million of interstate pipeline transition costs to reflect the impact of FERC Order No. 636, a majority of which costs have been paid to the pipeline suppliers. The Energy Utilities expect that additional transition costs will not be significant. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(8) ENVIRONMENTAL MATTERS: The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of approximately $20 million to cover probable corrective actions as of September 30, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Industries.

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

     The EPA issued final rules on July 18, 1997 revising the National Ambient Air Quality Standards for ozone and particulate matter. The revised standards begin a regulatory process that may lead to reductions in sulfur dioxide and nitrogen oxide emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond reductions required in the Acid Rain provisions of the CAAA. Northern Indiana cannot predict the costs of complying with future control requirements to meet these new standards. Northern Indiana will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new standards on its operations will not be known for some time.

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

      During the course of various investigations, the Energy Utilities have identified impacts to soil, groundwater, sediment and surface water from former manufactured-gas plants. At three sites where residues were noted seeping into rivers, Northern Indiana notified the Indiana Department of Environmental
Management (IDEM) and the EPA and immediately took steps to contain the material. The Energy Utilities have worked with IDEM or the EPA on investigation or remedial activities at several sites. Three of the sites have been enrolled in the IDEM Voluntary Remediation Program (VRP). The goal of placing these sites in the VRP is to obtain IDEM approval of the selection and implementation of whatever remedial measures, if any, may be required. The Energy Utilities anticipate placing additional sites in the VRP after remedial measures have been selected.

     Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified Cinergy Services, Inc. (Cinergy) (formerly PSI Energy, Inc.) that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities. In December 1996, Northern Indiana sent a written demand to Cinergy related to one of these sites, Goshen. Northern Indiana demanded that Cinergy pay Northern Indiana for costs Northern Indiana has already incurred and to be incurred to implement the needed remedy at the Goshen site. In August 1997, Northern Indiana filed suit in Indiana state court against Cinergy seeking recovery of those costs.

      In 1994, the Energy Utilities approached various companies that provided insurance coverage which the Energy Utilities believe covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain of the insurance companies initiated a suit in Indiana state court against Northern Indiana seeking a ruling that denied coverage. Later that same month, Northern Indiana initiated a similar suit in federal court, and the state court action was stayed. After the dismissal of the federal court action on procedural grounds in May 1997, Northern Indiana filed claims in the state court action against various insurance companies, seeking coverage for costs associated with several former manufactured-gas plants and damages for alleged misconduct by some of the insurance companies. The state court action is now proceeding. Northern Indiana has received cash settlements from several of the insurance companies.

     The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental and media attention. Recently, researchers from the National Cancer Institute and the Childhood Cancer Group reported they found no evidence magnetic fields in homes increase the risk of childhood leukemia. This study follows an EMF report released late last year by the U.S. National Research Counsel of the National Academy of Sciences, which concluded, after examining more than 500 EMF studies spanning 17 years, that, among other things, there was insufficient evidence to consider EMF a threat to human health. Despite the reports' findings, future research appropriations are continuing to be dedicated to explore this issue.

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

      Under the Federal Safe Drinking Water Act (SDWA), the Water Utilities are subject to regulation by the EPA for the quality of water sold and treatment techniques used to make the water potable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes its water utilities are currently in compliance with all MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA. In August 1996, Congress amended the SDWA to allow the EPA more authority to weigh the costs and benefits of regulations being considered in some, but not all, cases. The 1996 amendments do not, however, reduce the number of new standards required by the 1986 amendments. Such standards promulgated could be costly and require substantial changes in the Water Utilities' operations. The Water Utilities would expect to recover the costs of such changes through their water rates; however, such recovery may not necessarily be timely.

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

      The components of the net deferred income tax liability at September 30, 1997 and December 31, 1996, are as follows:

                                             September 30,        December 31,
(In thousands)                                   1997               1996
                                             =============        ============
Deferred tax liabilities -
 Accelerated depreciation
   and other property differences             $    771,471        $    727,528

 AFUDC-equity                                       35,903              37,713
 Adjustment clauses                                 23,987              41,181
 Take-or-pay gas costs                                 496                 877
 Other regulatory assets                            30,270              39,458
 Reacquisition premium on debt                      18,674              19,041

Deferred tax assets -
 Deferred investment tax credits                   (40,738)            (41,046)
 Removal costs                                    (141,305)           (131,718)
 FERC Order No. 636 transition costs               (10,437)             (8,144)
 Other postretirement/postemployment benefits      (50,218)            (43,446)
 Other, net                                           (813)            (11,987)
                                              ------------         -----------
                                                   637,290             629,457
Less: Deferred income taxes related to
  current assets and liabilities                     6,396              26,712
                                              ------------         -----------
Deferred income taxes -noncurrent             $    630,894         $   602,745
                                              ============         ===========

     Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                  Three Months         Nine Months          Twelve Months
                               Ended September 30,  Ended September 30,   Ended September 30,
                               --------- ---------  -------- ---------   --------- ---------
(In thousands)                    1997      1996      1997      1996       1997      1996
                               ========= =========  ========  ========   =========  ========
Current income taxes -
 Federal                        $ 18,988  $ 15,955  $ 97,004  $ 56,044   $121,586   $ 64,253
 State                             3,594     2,866    15,597     9,335     19,043     11,533
                               --------- ---------  --------  --------   --------   --------
                                  22,582    18,821   112,601    65,379    140,629     75,786
                               --------- ---------  --------  --------   --------   --------
Deferred income taxes, net -
 Federal                            (554)    1,841   (31,452)   13,550    (25,720)    29,256
 State                                12       228    (2,450)    1,321     (1,927)     2,655
                               --------- ---------  --------  --------   --------   --------
                                    (542)    2,069   (33,902)   14,871    (27,647)    31,911
                               --------- ---------  --------- --------   --------   --------
Deferred investment tax
 credits, net                     (1,832)   (1,984)   (5,467)   (5,322)    (7,553)    (7,233)
                               --------- ---------  --------  --------   --------   --------
 Income taxes                     20,208    18,906    73,232    74,928    105,429    100,464

Income taxes applicable to
  non-operating activities
  and equity investments             474     1,170     3,032       601      2,224       (770)
                               --------- ---------  --------  --------   --------   --------
   Total income taxes           $ 20,682  $ 20,076  $ 76,264  $ 75,529   $107,653    $99,694
                               ========= =========  ========  ========   ========   ========

      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                     Three Months           Nine Months             Twelve Months
                                  Ended September 30,    Ended September 30,     Ended September 30,
                                 ---------  ---------   ---------  ---------    ---------  ---------
(In thousands)                     1997       1996        1997       1996         1997       1996
                                 =========  =========   =========  =========    =========  =========
Net income                       $  35,869  $  34,410   $ 134,943  $ 125,325    $ 186,352  $ 177,153
Add-Income taxes                    20,682     20,076      76,264     75,529      107,653     99,694
 Dividend requirements on
 preferred stocks of subsidiaries    2,174      2,174       6,520      6,551        8,681      8,776
                                 ---------  ---------   ---------  ---------    ---------  ---------
Income before preferred
 dividend requirements of
 subsidiaries and income taxes   $  58,725  $  56,660   $ 217,727  $ 207,405    $ 302,686  $ 285,623
                                 =========  =========   =========  =========    =========  =========
Amount derived by multiplying
 pre-tax income by the
 statutory rate                  $  20,553  $  19,832   $  76,204  $  72,592    $ 105,939  $  99,969

Reconciling items multiplied by the statutory rate:
  Book depreciation over
   related tax depreciation          1,021      1,007       3,109      3,020        4,710      4,024
  Amortization of deferred
   investment tax credits           (1,832)    (1,984)     (5,467)    (5,322)      (7,553)    (7,233)
  State income taxes, net of
   federal income tax benefit        2,957      1,946       9,356      7,337       12,559      9,598
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal
   income tax rate                 (1,033)    (1,409)      (4,069)    (4,228)      (6,485)    (5,814)
  Other, net                         (984)       684       (2,869)     2,130       (1,517)      (850)
                                ---------  ---------    ---------  ---------    ---------   --------
    Total income taxes          $  20,682  $  20,076    $  76,264  $  75,529    $ 107,653   $ 99,694
                                =========  =========    =========  =========    =========   ========


(10) PENSION PLANS: Industries and its subsidiaries have four noncontributory, defined benefit retirement plans covering the majority of their employees. Benefits under the plans reflect the employees' compensation, years of service and age at retirement.

      The plans' funded status as of January 1, 1997 and 1996 are as follows:

(In thousands)                                       1997           1996
                                                  ==========     ==========

Vested benefit obligation                         $ (550,151)    $ (549,234)
Nonvested benefit                                   (105,339)      (104,814)
                                                  ----------     ----------
Accumulated benefit obligation                    $ (655,490)    $ (654,048)
                                                  ==========     ==========
Projected benefit obligation for service
 rendered to date                                 $ (759,406)    $ (759,681)
Plan assets at fair market value                     806,888        706,320
                                                  ----------     ----------
Plan assets in excess of (or less than)
 projected benefit obligation                         47,482        (53,361)
Unrecognized transition obligation at January 1,
 being recognized over seventeen years                37,401         43,484
Unrecognized prior service cost                       25,528         27,242
Unrecognized gains                                   (66,611)        (4,217)
                                                  ----------    -----------
Prepaid pension costs                             $   43,800     $   13,148
                                                  ==========    ===========

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

      The following items are the components of provisions for pensions for the three-month, nine-month and twelve-month periods ended September 30, 1997 and September 30, 1996:

                                  Three Months            Nine Months          Twelve Months
                                Ended September 30,   Ended September 30,   Ended September 30,
                                --------  --------    --------   --------   --------   --------
(In thousands)                    1997      1996       1997         1996      1997       1996
                                ========  ========    ========   ========   ========   ========
Service costs                    $ 6,641   $ 4,495    $16,023    $ 15,083   $ 17,240   $ 17,453
Interest costs                    31,651    17,482     65,003      49,611     68,869     62,075
Estimated return on plan assets  (40,486)  (20,874)   (81,966)    (58,977)  (110,396)  (155,593)
Amortization of transition
  obligation                       3,216     1,791      6,569       5,054      6,937      6,410
Other net amortization and
  deferral                         2,011       846      3,911       2,396     27,975     86,607
                                 -------   -------    -------    --------   --------   --------
                                 $ 3,033   $ 3,740    $ 9,540    $ 13,167   $ 10,625   $ 16,952
                                 =======   =======    =======    ========   ========   ========

     Assumptions used in the valuation and determination of 1997 and 1996 pension expenses were as follows:

                                             1997           1996
                                            ======         ======
Discount rate                                7.75%          7.25%
Rate of increase in compensation levels      5.50%          5.50%
Expected long-term rate of return on assets  9.00%          9.00%

      The plans' assets are invested primarily in common stocks, bonds and notes. On July 22, 1997, a substantial portion of the plans' domestic equity investments were hedged against substantial movements in the S&P 500 Index. The hedge will expire on December 31, 1997.

      IWCR participates in several industry-wide, multi-employer pension plans for certain of its union employees at Miller. These plans provide for monthly benefits based on length of service. Specified amounts per compensated hour for each employee are contributed to the trustees of these plans. Contributions of $0.6 million and $1.1 million were made to these plans for the three-month and six-month periods ended September 30, 1997. The relative position of each employer participating in these plans with respect to the actuarial present value of accumulated plan benefits and net assets available for benefits is not available.

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

      On June 11, 1997, the Commission issued an order approving the inclusion of accrual-based postretirement benefit costs in the rate-making process to be effective February 1, 1997 for electric rates and March 1, 1997 for gas rates. These costs include an amortization of the existing regulatory asset consistent with the remaining amortization period for the transition obligation. Northern Indiana discontinued its cost deferral and began amortizing its regulatory asset concurrent with these dates.

      IWC's current rates include postretirement benefit costs on an accrual basis, including amortization of the regulatory asset that arose prior to inclusion of these costs in the rates. IWC currently remits to a grantor trust amounts collected in rates.

      The following table sets forth the plans' accumulated postretirement benefit obligation as of January 1, 1997 and 1996:


                                                      January 1,    January 1,
(In thousands)                                         1997           1996
                                                      =========     ==========
Postretirement Benefit Obligation for:
 Retirees                                            $  (85,308)     $ (99,453)
 Fully eligible active plan participants                (19,448)       (23,084)
 Other active plan participants                        (115,383)      (136,322)
                                                     ----------      ---------
Accumulated postretirement benefit obligation          (220,139)      (258,859)
Unrecognized transition obligation at January 1,
 being recognized over twenty years                     188,229        197,088
Unrecognized actuarial gain                             (91,023)       (23,439)
                                                     ----------      ---------
Accrued liability for postretirement benefits         $(122,933)     $ (85,210)
                                                     ==========      =========

      A discount rate of 7.75%, a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%, a discount rate of 7.25% and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6%, were used to determine the accumulated postretirement benefit obligation at January 1, 1997 and 1996, respectively.

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

      Net periodic postretirement benefits costs for the three-month, nine-month and twelve-month periods ended September 30, 1997 and September 30, 1996 include the following components:

                                   Three Months        Nine Months      Twelve Months
                                     Ended                Ended             Ended
                                  September 30,       September 30,     September 30,
                                 ----------------   ----------------   ---------------
(In thousands)                    1997     1996      1997      1996     1997     1996
                                 ======   ======    =======   ======   =======  ======
Service costs                   $ 1,589  $ 1,621    $ 4,638  $ 4,861   $ 7,129 $ 6,359
Interest costs                    4,798    5,079     14,056   15,238    17,129  20,034
Amortization of transition
 obligation over twenty years     2,970    3,095      8,704    9,285    11,012  12,181
Amortization of unrecognized
 actuarial gain                  (1,014)    (583)    (3,036)  (1,748)   (1,842) (2,304)
                                -------  -------   --------  -------   ------- -------
                                $ 8,343  $ 9,212    $24,362  $27,636   $33,428 $36,270
                                =======   ======   ========  =======   ======= =======

      The net periodic postretirement benefit costs for 1997 were determined assuming a 7.75% discount rate, a 5% rate of compensation increase and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1997 by approximately $31.3 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.2 million and $3.6 million for the three-month and nine-month periods ended September 30, 1997, respectively. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

(12) AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS:

      INDUSTRIES -
        20,000,000 shares -Preferred -without par value

      Effective March 2, 1990, 2,000,000 of Industries' Series A Junior Participating Preferred Shares were reserved for issuance pursuant to the Share Purchase Rights Plan described in Note 16, Common Shares.

     NORTHERN INDIANA -
        2,400,000 shares-Cumulative   Preferred -$100 par value
        3,000,000 shares-Cumulative   Preferred  -no  par  value
        2,000,000 shares-Cumulative   Preference -$50 par value
                                      (none outstanding)
        3,000,000 shares-Cumulative   Preference  -no  par
                                      value (none issued)
     INDIANAPOLIS WATER COMPANY -
           300,000 shares -Cumulative Preferred -$100 par value

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

(13)  PREFERRED  STOCKS,   REDEEMABLE  SOLELY  AT  THE  OPTION  OF  THE  ISSUER,
OUTSTANDING AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 (see Note 12):

                                                                                  Redemption
                                                                                   Price at
                                              September 30,     December 31,     September 30,
 (Dollars in thousands)                          1997             1996              1997
                                              ============      ===========       ===========
NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 CUMULATIVE PREFERRED STOCK -
 $100 PAR VALUE -
  4-1/4% series - 209,123 and 209,145
    shares outstanding,  respectively          $    20,912      $    20,915          $101.20
  4-1/2% series -  79,996 shares outstanding         8,000            8,000          $100.00
  4.22% series - 106,198 shares outstanding         10,620           10,620          $101.60
  4.88% series - 100,000 shares outstanding         10,000           10,000          $102.00
  7.44% series -   41,890 shares outstanding         4,189            4,189          $101.00
  7.50% series -   34,842 shares outstanding         3,484            3,484          $101.00
  Premium on preferred stock                           254              254              N/A

 CUMULATIVE PREFERRED STOCK -
  NO PAR VALUE -
   Adjustable rate (6.00% at
   September 30, 1997), Series A
   (stated value $50 per share)
    473,285 shares outstanding                      23,664           23,664          $ 50.00

INDIANAPOLIS WATER COMPANY:
 CUMULATIVE PREFERRED STOCK -
 $100 PAR VALUE -
  Rates ranging from 4.00% to 5.00%,
   44,966 shares outstanding                         4,497                0       $100 - $105
                                                ----------        ---------
                                                $   85,620        $  81,126
                                                ==========        =========

      During the period October 1, 1995 to September 30, 1997, there were no additional issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of the issuer at the redemption prices shown.

(14) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 (see Note 12): Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of issuer, excluding sinking fund payments due within one year are as follows:

                                                     September 30,   December 31,
(Dollars in thousands)                                 1997             1996
                                                     ============    ============
NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 CUMULATIVE  PREFERRED  STOCK -$100 PAR VALUE-
   8.85% series - 62,500 and 75,000 Shares
     outstanding, respectively                         $    6,250      $    7,500
   7-3/4% series - 44,460 shares outstanding                4,446           4,446
   8.35% series - 57,000 and 63,000 shares
     outstanding, respectively                              5,700           6,300
 CUMULATIVE PREFERRED STOCK -NO PAR VALUE -
   6.50% series - 430,000 shares outstanding               43,000          43,000
                                                        ---------       ---------
                                                        $  59,396       $  61,246
                                                        =========       =========

      The redemption prices at September 30, 1997, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

                                                     Sinking Fund or
 Series     Redemption Price Per Share         Mandatory Redemption Provisions
========    ==========================        =================================
Cumulative preferred stock -$100 par value -
   8.85%    $101.48, reduced periodically     12,500 shares on or before April 1.

   8.35%    $103.69, reduced periodically     3,000 shares on or before July 1; increasing
                                                to 6,000 shares beginning in 2004;
                                                noncumulative option to double amount
                                                each year.

  7-3/4%    $104.41, reduced periodically     2,777 shares on or before December 1;
                                                noncumulative option to double amount
                                                each year.
Cumulative preferred stock -no par value -
   6.50%    $100.00 on October 14, 2002       430,000 shares on October 14, 2002.

      Sinking fund requirements with respect to redeemable preferred stocks outstanding at September 30, 1997 for each of the twelve-month periods subsequent to September 30, 1998 are as follows:

Twelve Months Ended September 30,*
=================================
1999          $1,827,700
2000          $1,827,700
2001          $1,827,700
2002          $1,827,700

* Table does not reflect redemptions made after September 30, 1997.

(15) COMMON SHARE DIVIDEND: During the next few years, Industries expects that the majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At September 30, 1997, Northern Indiana had approximately $139.9 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

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

      COMMON SHARE REPURCHASES. The Board has authorized the repurchase of Industries' common shares. At September 30, 1997, Industries had purchased approximately 21.4 million shares since 1989 at an average price of $27.85 per share. Approximately 4.7 million additional common shares may be repurchased under the Board's authorization.

     (17) LONG-TERM INCENTIVE PLAN: Industries has two long-term incentive plans for key management employees that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998 and 2004, respectively. At September 30, 1997, there were 4,578 shares and 1,939,750 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at September 30, 1997. Under both Plans, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option's maximum term is ten years and vests one year from the date of grant.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries' common shares or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1996 and 1997 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 271,333 and 262,000 restricted shares outstanding at September 30, 1997 and December 31, 1996, respectively.

      The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 100,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of September 30, 1997, 32,750 shares had been issued under the Plan.

      Industries accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against income for restricted stock awards was $0.5, $1.4 and $1.9 million for the three-month, nine-month and twelve-month periods ending September 30, 1997, respectively. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Industries' net income and earnings per share would have been reduced to the following pro forma amounts:

                  Three Months       Nine Months           Twelve Months
                    Ended               Ended                 Ended
                  September 30,     September 30,          September 30,
                ---------------    -----------------     ----------------
                 1997     1996       1997       1996       1997      1996
                ======   ======    =======    =======     =======  =======
                (Dollars in thousands, except per share data)
Net Income:
 As reported   $35,869  $34,410    $134,943  $125,325    $186,352  $177,153
 Pro forma      35,653   34,238     134,313   124,838     185,516   176,503

Earnings Per Share:
 As reported   $  0.57   $ 0.56    $   2.18  $   2.03    $   3.03  $   2.85
 Pro forma        0.57     0.56        2.18      2.03        3.02      2.85

      The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month, nine-month and twelve-month periods ended September 30, 1997 and September 30, 1996: risk-free interest rate of 6.29% and 6.39%, respectively; expected dividend yield per share of $1.74 and $1.68, respectively; expected option term of five and one-quarter years and five years, respectively; and expected volatilities of 12.7% and 13.2%, respectively.

      Changes in outstanding shares under option and SARs for the three-month, nine-month and twelve-month periods ended September 30, 1997 and September 30, 1996 are as follows:

                                             NONQUALIFIED STOCK OPTIONS
                                    ----------------------------------------------
                                                      Weighted             Weighted
                                                      Average              Average
                                                      Option               Option
Three Months Ended September  30,         1997        Price      1996      Price
================================      ======= ==     =======  =========    =======
Balance, beginning of period           1,104,400      $30.66  1,052,700     $28.64
 Granted                                 266,800       41.28    278,300      37.81
 Exercised                               (46,300)      31.64    (18,100)     28.32
 Canceled                                      0                      0
                                       ---------              ---------
Balance, end of period                 1,324,900       32.76  1,312,900      30.59
                                       =========              =========
Shares exercisable                     1,058,100       30.62  1,034,600      28.65
                                       =========              =========
Weighted average fair value
 of options granted                      $  5.32                $  5.00
                                        ========               ========
                                                NONQUALIFIED STOCK OPTIONS
                                      --------------------------------------------
                                                    Weighted             Weighted
                                                     Average               Average
                                                      Option                Option
Nine Months Ended September  30,          1997         Price      1996       Price
================================       =========     =======  =========    =======
Balance, beginning of period           1,187,150      $30.58  1,107,750     $28.55
 Granted                                 266,800       41.28    278,300      37.81
 Exercised                              (117,200)      29.53    (64,150)     26.42
 Canceled                                (11,850)      37.81     (9,000)     32.52
                                       ---------              ---------
Balance, end of period                 1,324,900       32.76  1,312,900      30.59
                                       =========              =========
Shares exercisable                     1,058,100       30.62  1,034,600      28.65
                                       =========              =========
Weighted average fair value
 of options granted                      $  5.32                $  5.00
                                        ========               ========
                                               NONQUALIFIED STOCK OPTIONS
                                     ---------------------------------------------
                                                     Weighted              Weighted
                                                     Average               Average
                                                     Option                Option
Twelve Months Ended September  30,       1997        Price      1996       Price
=================================      =========     =======  =========    =======
Balance, beginning of period           1,312,900      $30.59  1,242,350     $28.36
 Granted                                 266,800       41.28    278,300      37.81
 Exercised                              (237,050)      29.98   (195,750)     26.60
 Canceled                                (17,750)      37.09    (12,000)     32.50
                                       ---------              ---------
Balance, end of period                 1,324,900       32.76  1,312,900      30.59
                                       =========              =========
Shares exercisable                     1,058,100       30.62  1,034,600      28.65
                                       =========              =========
Weighted average fair value
 of options granted                      $  5.32                $  5.00
                                        ========               ========

                                           NONQUALIFIED STOCK OPTIONS WITH SARs
                                       --------------------------------------------
                                                     Option                  Option
Three Months Ended September 30,         1997         Price       1996        Price
===============================         ========     =======    ========     =======
Balance, beginning of period               5,600      $10.94       5,600      $10.94
 Exercised                                     0                       0
                                        --------                --------
Balance, end of period                     5,600       10.94       5,600       10.94
                                        ========                ========
Shares exercisable                         5,600       10.94       5,600       10.94
                                        ========                ========

                                            NONQUALIFIED STOCK OPTIONS WITH SARs
                                       ---------------------------------------------
                                                      Option                  Option
Nine Months Ended September 30,          1997         Price       1996        Price
===============================         ========     =======    ========     =======
Balance, beginning of period               5,600      $10.94       5,600      $10.94
 Exercised                                     0                       0
                                        --------               ---------
Balance, end of period                     5,600       10.94       5,600       10.94
                                        ========                ========
Shares exercisable                         5,600       10.94       5,600       10.94
                                        ========                ========

                                           NONQUALIFIED STOCK OPTIONS WITH SARs
                                       ---------------------------------------------
                                                     Option                  Option
Twelve Months Ended September 30 ,       1997         Price       1996        Price
================================        ========     =======    ========     =======
Balance, beginning of period               5,600      $10.94       5,600      $10.94
 Exercised                                     0                       0
                                       ---------               ---------
Balance, end of period                     5,600       10.94       5,600       10.94
                                        ========                ========
Shares exercisable                         5,600       10.94       5,600       10.94
                                        ========                ========

     The following table summarizes information about non-qualified stock options at September 30, 1997:

                                OPTIONS OUTSTANDING
-----------------------------------------------------------------------------
                       Number             Weighted Average
   Range of         Outstanding at         Remaining         Weighted Average
  Option Price      September 30, 1997  Contractual Life     Option Price
===============     ==================  ================     ===============
$10.94 to $17.94           87,000          2.30 years              $16.59
$22.94 to $30.31          351,250          5.60 years              $26.60
$32.44 to $41.28          886,650          8.39 years              $36.79
-----------------       ---------         -----------             -------
$10.94 to $41.28        1,324,900          7.25 years              $32.76
                        =========

                         OPTIONS EXERCISABLE
------------------------------------------------------------
                          Number
   Range of           Exercisable at        Weighted Average
  Option Price        September 30, 1997    Option Price
================      ==================    ===============
$10.94 to $17.94             87,000                $16.59
$22.94 to $30.31            351,250                $26.60
$32.44 to $37.81            619,850                $34.86
----------------         ----------             ---------
$10.94 to $37.81          1,058,100                $30.62
                         ==========

(18) LONG-TERM DEBT: At September 30, 1997 and December 31, 1996, Industries' outstanding long-term debt, excluding amounts due within one year, issued and not retired or canceled was as follows:

                                                 September 30,   December 31,
(Dollars in thousands)                               1997            1996
                                                 ============    ===========
First mortgage bonds -
 Interest rates between 5.20% and 9.83%
  with a weighted average interest rate of
   7.22% and various maturities between
   October 1, 1998 and September 1, 2025          $   201,609    $   109,509

Pollution control notes and bonds-
 Interest rates between 3.77% and 5.70%
  with a weighted average interest rate of
  3.93% and various maturities between
  October 1, 2003 and April 1, 2019                   242,000        242,000

Medium-term notes -
 Interest rates between 6.10% and 7.99%
  with a weighted average interest rate of
  7.19% and various maturities between
  April 5, 2000 and August 4, 2027                  1,048,025        644,025

Subordinated Debentures -
  7-3/4%, due March 31, 2026                           75,000         75,000

Notes payable -
 Interest rates between 6.31% and 9.00%
  with a weighted average interest rate of
  7.34% and various maturities between
  December 22, 1999 and April 1, 2006                  40,635         19,522

Variable bank loan -
  6.50% -due August, 2003                               5,600              0

Term Loan Facility                                          0         40,576

Unamortized premium and discount on
  long-term debt, net                                  (4,149)        (3,526)
                                                   ----------     ----------
    Total long-term debt, excluding amounts
       due in one year                             $1,608,720     $1,127,106
                                                   ==========     ==========

     The sinking fund requirements of long-term debt outstanding at September 30, 1997 (including the maturity of Northern Indiana's first mortgage bonds:
Series P, 6-7/8%, due October 1, 1998 and Series T, 7.50%, due April 1, 2002; Northern Indiana's medium-term notes due from March 20, 2000 to June 12, 2002; NDC Douglas Properties, Inc.'s notes payable due December 22, 1999 and August 15, 2002; IWC's first mortgage bonds: Series 5.20%, due May 1, 2001 and Series 8.00%, due December 15, 2001; and IWCR's senior notes payable, due March 15,
2001), for each of the twelve-month periods subsequent to September 30, 1998 are as follows:

Twelve Months Ended September 30,
=================================
1999                $  21,656,468
2000                  162,674,817
2001                   48,698,492
2002                   65,998,446

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

       On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of September 30, 1997, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

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

      Between March 27, 1997 and May 7, 1997, Capital Markets issued and sold $300 million of medium-term notes with various interest rates and maturities. The proceeds from these issuances were used for the purchase of IWCR and to pay other outstanding short-term obligations of Capital Markets.

     The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets (other than Northern Indiana), reflected in the consolidated financial statements of Industries, was approximately $1.3 billion at September 30, 1997.

(19) CURRENT PORTION OF LONG-TERM DEBT: At September 30, 1997 and December 31, 1996, Industries' current portion of long-term debt due within one year was as follows:

                                                    September 30,    December 31,
(Dollars in thousands)                                 1997            1996
                                                    ============     ===========
First Mortgage Bonds                                  $        0      $   25,747

Medium-term notes -
  Interest rate of 5.83% and 5.95% with
    a weighted average interest rate of
    5.86% and various maturities between
    April 6, 1998 and April 13, 1998                      35,000          40,000

Zero Coupon notes -
   7.57%, $72,500 at maturity
    -due December 1, 1997                                 71,618          67,731

Notes payable -
  Interest rates between 6.72% and 9.00%
   with a weighted  average  interest rate
   of 7.76% and maturities between
   October 1, 1997 and August 31, 1998                     3,604           5,033

Term loan facility                                             0           6,041
                                                     -----------      ----------
   Total current portion of long-term debt            $  110,222       $ 144,552
                                                     ===========      ==========

      Capital Markets expects to refinance its 7.57% Zero Coupon Notes maturing in the amount of $72.5 million on December 1, 1997.

(20) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of September 30, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1998. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1997 and December 31, 1996, there were $13.6 million and $79.0 million of borrowings, respectively, outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1997, there were no borrowings outstanding under this facility.

   Northern Indiana and Capital Markets make use of commercial paper to fund short-term working capital requirements.

      As of September 30, 1997 and December 31, 1996, Northern Indiana had $77.5 million and $193.9 million of commercial paper outstanding, respectively. At September 30, 1997, the weighted average interest rate of commercial paper outstanding was 5.59%.

      Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1999. This facility provides short-term financing flexibility to Industries and also serves as the back-up instrument for a commercial paper program. As of September 30, 1997, there were no borrowings outstanding under this agreement.

      Capital Markets also has $130 million of money market lines of credit. As of September 30, 1997 and December 31, 1996, $22.6 million and $27.0 million, respectively, of borrowings were outstanding under these lines of credit.

      As of September 30, 1997 Capital Markets had no commerical paper outstanding. At December 31, 1996, Capital Markets had $119.3 million of commercial paper outstanding.

     IWCR and its subsidiaries had lines of credit with banks aggregating $57.7 million. As of September 30, 1997, $46.9 million of borrowings were outstanding under these lines of credit.

     At September 30, 1997 and December 31, 1996, Industries' short-term borrowings were as follows:

                                   September 30,    December 31,
(In thousands)                        1997             1996
                                   =============    ============
  Commercial paper                 $      77,500    $    313,205
  Notes payable                           83,159         106,000
  Standby loan facility                        0           4,949
  Revolving loan facility                  4,550           1,831
                                   -------------    ------------
   Total short-term borrowings      $    165,209    $    425,985
                                   =============    ============

(21) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.4 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 1997:

Twelve Months Ended September 30,
=================================
(In thousands)
   1998                          $ 15,279
   1999                            14,240
   2000                            13,585
   2001                            13,340
   2002                            51,038
   Later years                     85,417
                                 --------
Total minimum payments required  $192,899
                                 ========

     The consolidated financial statements include rental expense for all operating leases as follows:

                           September 30,    September 30,
(In thousands)                 1997             1996
                           ============    ============
Three months ended               $2,112          $1,762
Nine months ended                 6,652           5,486
Twelve months ended               9,287           7,760

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

      Northern Indiana has entered into an agreement with IBM to perform all data center, application development and maintenance, and desktop management of Northern Indiana.

(23) PRIMARY ENERGY: Primary is the parent of the following subsidiaries: Harbor Coal Company (Harbor Coal); North Lake Energy Corporation (North Lake); Lakeside Energy Corporation (LEC); Portside Energy Corporation (Portside); and Cokenergy, Inc (CE). Primary arranges energy-related projects with large industrial customers and has entered into certain commitments in connection with these projects.

      Harbor Coal has invested in a partnership to finance, construct, own and operate a $65 million pulverized coal injection facility which began commercial operation in August 1993. The facility receives raw coal, pulverizes it and delivers it to Inland Steel Company for use in the operation of its blast furnaces. Harbor Coal is a 50% partner in the project with an Inland Steel affiliate. Industries has guaranteed the payment and performance of the partnership's obligations under a sale and leaseback of a 50% undivided interest in the facility.

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

      LEC has entered into a lease for the use of a 161-megawatt energy facility located at USS Gary Works. The facility processes high-pressure steam into electricity and low-pressure steam for delivery to USX Corporation-US Steel Group. The fifteen-year tolling agreement with US Steel commenced on April 16, 1997 when the facility was placed in commercial operation. Capital Markets guarantees LEC's security deposit obligations relative to the lease and certain limited LEC obligations to the lessor.

      Portside has entered into an agreement with National Steel Corporation (National) to utilize a new 63-megawatt energy facility at National's Midwest Division to process natural gas into electricity, process steam and heated water for a fifteen-year period. Portside has entered into a lease with a third-party lessor for use of the facility. Industries has guaranteed certain Portside obligations to the lessor. Construction of the project began in June 1996 and the facility began commercial operation on September 26, 1997.

      CE has entered into a fifteen-year service agreement with Inland Steel Company and the Indiana Harbor Coke Company, LP (Harbor Coke), a subsidiary of Sun Company, Inc. This agreement provides that CE will utilize a new energy facility at Inland's Indiana Harbor Works to scrub flue gases and recover waste heat from the coke facility being constructed by Harbor Coke and produce process steam and electricity from the recovered heat which will be delivered to Inland. CE intends to lease these facilities, once constructed, from a third party. Additionally, CE has entered into an interim agreement, which expires when the lease is established with the third party lessor, under which CE is acting as agent to design, construct and start up the facilities. Capital Markets anticipates guaranteeing certain CE obligations relative to the anticipated lease. Construction of the project began in January 1997. The facility is scheduled to be operational in July 1998.

      Primary has advanced approximately $82 million and $42 million, at September 30, 1997 and December 31, 1996, respectively, to the lessors of the energy related projects discussed above. These net advances are included in "Other Receivables" in the Consolidated Balance Sheet and as a component of operating activities in the Consolidated Statement of Cash Flows.

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

      The carrying values and estimated fair values of Industries' financial instruments (excluding derivatives) are as follows:

                                     September 30, 1997             December 31, 1996
                                  ------------------------    -------------------------
                                  Carrying      Estimated      Carrying      Estimated
(In thousands)                     Amount       Fair Value      Amount       Fair Value
                                  ==========    ==========    =========     ===========
Cash and cash equivalents           $ 28,285      $ 28,285     $ 26,333        $ 26,333
Investments                           31,748        32,178       30,003          33,019
Long-term debt (including
 current portion)                  1,720,442     1,704,547       1,273,158    1,220,492
Preferred stock                      146,844       132,246         144,200      126,379

      The  majority of the  long-term  debt relates to utility  operations.  The
Utilities are subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

     (25) CUSTOMER CONCENTRATIONS: Industries' utility subsidiaries supply natural gas, electric energy and water. Natural gas and electric energy are supplied to the northern third of Indiana. The water utilities serve Indianapolis, Indiana and surrounding areas. Although the Energy Utilities have a diversified base of residential and commercial customers, a substantial portion of their electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 4% and 2% of gas revenue (including transportation services) and 21% and 22%, of electric revenue for the twelve months ended September 30, 1997 and September 30, 1996, respectively.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

HOLDING COMPANY -

      NIPSCO Industries, Inc. (Industries) is an energy/utility-based holding company providing electric energy, natural gas and water to the public through its six wholly-owned regulated subsidiaries ("Utilities"): Northern Indiana Public Service Company (Northern Indiana); Kokomo Gas and Fuel Company (Kokomo
Gas); Northern Indiana Fuel and Light Company, Inc. (NIFL); Crossroads Pipeline Company (Crossroads); Indianapolis Water Company (IWC); and Harbour Water Corporation (Harbour). Industries' regulated gas and electric subsidiaries (Northern Indiana, Kokomo Gas, NIFL and Crossroads) are referred to as "Energy Utilities"; and regulated water subsidiaries (IWC and Harbour) are referred to as "Water Utilities."

      On March 25, 1997, Industries acquired IWC Resources Corporation (IWCR). IWCR's subsidiaries include two regulated water utilities (IWC and Harbour) and five non-utility companies providing utility-related products and services including installation, repair and maintenance of underground pipelines and utility line locating and marking. The two primary non-utility subsidiaries are Miller Pipeline Corporation (Miller) and SM&P Utility Resources, Inc. (SM&P).

     Industries also provides non-regulated energy/utility-related products and services including energy marketing and trading; power generation; gas transmission, supply and storage; installation, repair and maintenance of underground pipelines; utility line locating and marking; and related products targeted at customer segments principally through the following wholly-owned subsidiares: NIPSCO Development Company, Inc. (Development); NIPSCO Energy Services, Inc. (Services); Primary Energy, Inc. (Primary); Miller; and SM&P. NIPSCO Capital Markets, Inc. (Capital Markets) handles financing for Industries and its subsidiaries, other than Northern Indiana. These subsidiaries are referred to collectively as "Products and Services."

      Industries results of operations include three and six months of operating results from IWCR for the three-month, nine-month and twelve-month periods ended September 30, 1997. The discussion below excludes the comparative results of IWCR operations, as such discussion would not be meaningful.

REVENUES -

      Total operating revenues for the twelve months ended September 30, 1997 increased $461.9 million as compared to the twelve months ended September 30, 1996. The increase includes $110.1 million reflecting six months of operating revenues from IWCR for the current period. Gas revenues increased $70.1 million, electric revenues increased $1.8 million and Products and Services revenues, excluding IWCR, increased $280.0 million, as compared to the same period in 1996. The increase in gas revenues was largely attributable to increased gas costs per dekatherm (dth) and increased sales to wholesale customers, partially offset by decreased gas transition costs. The increase in electric revenues was mainly due to increased sales to residential customers and increased fuel cost per kilowatt-hour (kwh), partially offset by decreased sales to industrial and wholesale customers. Increased volumes in gas marketing resulted in an increase of $173.3 million in Products and Services revenue for the twelve-month period ended September 30, 1997. NESI Power Marketing, Inc., a wholly-owned subsidiary of Services, which was formed on December 11, 1996, markets wholesale power and provided an additional $105.2 million in operating revenue for Products and Services for the twelve months ended September 30, 1997.

      Total operating revenues for the nine months ended September 30, 1997 increased $371.6 million as compared to the nine months ended September 30, 1996. The increase includes $110.1 million reflecting six months of operating revenues from IWCR for the current period. Gas revenues increased $16.8 million, electric revenues decreased $0.3 million and Products and Services revenue, excluding IWCR, increased $245.0 million, as compared to the same period in 1996. The increase in gas revenues was mainly due to increased gas costs per dth, increased sales to wholesale customers and increased deliveries of gas transported for others, partially offset by decreased sales to residential and commercial customers and decreased gas transition costs. Increased gas and wholesale power marketing volumes resulted in an increase of $243.9 million in Products and Services revenue for the nine-month period ended September 30, 1997.

      Total operating revenues for the three months ended September 30, 1997 increased $202.6 million as compared to the three months ended September 30, 1996. The increase includes $58.5 million reflecting three months of operating revenues from IWCR for the current period. Gas revenues increased $10.8 million, electric revenues increased $2.4 million and Products and Services revenue, excluding IWCR, increased $130.9 million compared to the same period in 1996. The increase in gas revenues was mainly due to increased gas costs per dth, increased sales to wholesale customers and increased deliveries of gas transported for others, partially offset by decreased gas transition costs. The increase in electric revenues was mainly due to increased sales to residential customers and increased fuel costs per kwh, partially offset by decreased sales to commercial, industrial and wholesale customers. Increased volumes in gas and wholesale power marketing resulted in an increase of $133.5 million in Products and Services revenue for the three-month period ended September 30, 1997.

      The basic steel industry accounted for 31% of natural gas delivered (including volumes transported) and 34% of electric sales for the Energy Utilities during the twelve months ended September 30, 1997.

      The components of the variations in gas, electric and products and services revenues are shown in the following table:

                                                Variations from Prior Periods
                                -----------------------------------------------------------
                                        September 30, 1997 Compared to September 30, 1996
                                -----------------------------------------------------------
                                             Three              Nine            Twelve
(In thousands)                               Months            Months           Months
                                             =======           =======          =======
Gas Revenue -
  Pass through of net changes in
    purchased gas costs, gas storage,
    and storage transportation costs        $ 10,420          $ 25,465         $ 71,292
  Gas transition costs                        (2,082)             (588)          (5,108)
  Changes in sales levels                      1,174           (11,361)             428
  Gas transported                              1,248             3,312            3,486
                                          ----------        ----------       ----------
Gas Revenue Change                            10,760            16,828           70,098
                                          ----------        ----------       ----------
Electric Revenue  -
  Pass through of net changes
     in fuel costs                             7,075             8,468            8,769
  Changes in sales levels                     (4,630)           (8,801)          (7,004)
                                          ----------        ----------       ----------
Electric Revenue Change                        2,445              (333)           1,765
                                          ----------        ----------       ----------
Water Revenue Change                          23,577            42,372           42,372
                                          ----------        ----------       ----------
Products and Services Revenue -
  Gas marketing                               70,687           138,694          173,303
  Wholesale power marketing                   62,798           105,201          105,201
  Pipeline construction                       17,197            31,829           31,829
  Locate and marking                          16,716            33,921           33,921
  Other                                       (1,577)            3,065            3,441
                                          ----------        ----------       ----------
Product and Services Revenue Change          165,821           312,710          347,695
                                          ----------        ----------       ----------
   Total Revenue Change                    $ 202,603         $ 371,577        $ 461,930
                                          ==========        ==========       ==========

     See Note 7 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

      The Energy Utilities' gas costs increased $11.1 million, $21.2 million and $71.9 million for the three-month, nine-month and twelve-month periods ended September 30, 1997, respectively. Gas costs increased for the three-month, nine-month and twelve-month periods due to increased gas costs per dth, partially offset by decreased gas transition costs. The average cost for the Energy Utilities' purchased gas for the three-month, nine-month and twelve-month periods ended September 30, 1997, after adjustment for gas transition costs billed to transport customers, was $3.09, $3.10 and $3.22 per dth, respectively, as compared to $2.72, $2.88 and $2.74 per dth for the same periods in 1996.

FUEL AND PURCHASED POWER -

      The cost of fuel for electric generation increased $2.7 million, $5.3 million and $2.7 million for the three-month, nine-month and twelve-month periods ended September 30, 1997, respectively, compared to the 1996 periods, mainly as a result of increased production of electricity.

      Power purchased decreased $2.2 million, $9.0 million and $5.3 million for the three-month, nine-month and twelve-month periods ended September 30, 1997, respectively, as a result of decreased bulk power purchases.

COST OF PRODUCTS AND SERVICES -

      The cost of sales for Products and Services increased $335.2 million for the twelve months ended September 30, 1997. The increase includes $45.8 million reflecting six months of cost of sales from IWCR for the current period. Increased volumes in gas and wholesale power marketing increased cost of sales $288.0 million for the twelve-months ended September 30, 1997, compared to September 30, 1996.

       The cost of sales for Products and Services increased $294.8 million for the nine-months ended September 30, 1997, compared to the 1996 period. The increase includes $45.8 million reflecting six months of cost of sales from IWCR for the current period. Increased volumes in gas and wholesale power marketing increased cost of sales $248.0 million for the current nine-month period.

       The cost of sales for Products and Services increased $156.8 million for the three-months ended September 30, 1997, compared to the 1996 period. The increase includes $23.6 million related to the cost of sales from IWCR for the current period. Increased volumes in gas and wholesale power marketing increased cost of sales $133.9 million for the three months ended September 30, 1997, compared to September 30, 1996.

OPERATING MARGINS -

      Operating margins for the twelve months ended September 30, 1997 increased $57.4 million from the same period a year ago. The increase in operating margin includes $64.3 million related to six months of IWCR operations in the current period. The operating margin from gas deliveries decreased $1.8 million due to decreased sales to residential and commercial customers reflecting milder weather, partially offset by increased sales to wholesale customers. The operating margin from electric sales increased $4.3 million due to increased sales to residential customers, partially offset by decreased sales to industrial and wholesale customers. The operating margin for Products and Services, excluding IWCR, decreased $9.5 million, primarily from a decrease in gas marketing margin offset by an increase in operating margin from the Northlake and LEC facilities.

      Operating margins for the nine months ended September 30, 1997 increased $59.3 million from the same period a year ago. The increase in operating margin includes $64.3 million related to six months of IWCR operations in the current period. The operating margin from gas deliveries decreased $4.3 million due to decreased sales to residential and commercial customers reflecting milder weather, partially offset by increased sales to wholesale customers and increased deliveries of gas transported for others. The operating margin from electric sales increased $3.4 million as a result of increased sales to residential customers, partially offset by decreased sales to industrial and wholesale customers. The operating margin for Products and Services, excluding IWCR, decreased $4.0 million resulting from a decrease in gas marketing margin offset by an increase in operating margin from Northlake and LEC. The decrease in gas marketing margin is largely attributable to the disposition of certain oil and gas properties during the first quarter of 1997.

      Operating margins for the three months ended September 30, 1997 increased $34.3 million from the same period a year ago. The increase in operating margin includes $34.9 million related to three months of IWCR operations in the current period. Gas operating margin was consistent with the same period ended September 30, 1996. Operating margin from electric sales increased $2.0 million due to increased sales to residential customers, which were partially offset by decreased sales to commercial, industrial and wholesale customers. The operating margin for Products and Services, excluding IWCR, decreased $2.4 million.

OPERATING EXPENSES AND TAXES -

      Operation expenses increased $26.4 million for the twelve-month period ended September 30, 1997. Operation expense includes an increase of $31.5 million reflecting six months of operations of IWCR in the current period. This increase was offset by decreased production pollution control facility costs of $5.2 million and decreased environmental cleanup costs of $4.4 million at Northern Indiana. Operation expenses, excluding IWCR, increased $9.6 million for the nine-month period ended September 30, 1997 reflecting operating expenses of North Lake and LEC which began operations in May 1996 and April 1997, respectively, in addition to new operations at Services. This increase was offset by decreased electric production pollution control facility costs of $4.3 million and decreased environmental cleanup costs of $5.3 million at Northern Indiana. Operation expenses, excluding IWCR, for the three-month period ended September 30, 1997 increased $4.3 million partially attributable to operations at LEC and new operations at Services.

      Maintenance expenses decreased $12.6 million for the twelve-month period ended September 30, 1997 mainly reflecting decreased maintenance activity at the electric production facilities of $5.7 million and decreased maintenance on the transmission and distribution facilities. Maintenance expenses decreased $12.5 million for the nine-month period reflecting decreased maintenance on electric production facilities. Maintenance expenses decreased $4.2 million for the three-month period primarily reflecting decreased maintenance on electric production facilities.

      Depreciation and amortization expense, excluding IWCR, increased $2.7, $7.2 million and $16.3 million for the three-month, nine-month and twelve-month periods ended September 30, 1997, respectively, resulting from plant additions, increased amortization of computer software, amortization of deferred costs related to scrubber services provided by Pure Air at the Bailly Generating Station and amortization of SFAS No. 106 costs effective February 1, 1997.

OTHER INCOME (DEDUCTIONS) -

      Other Income (Deductions) increased $6.7 million and $9.5 million for the nine-month and twelve-month periods ended September 30, 1997, respectively, mainly resulting from the disposition of certain oil and natural gas properties during the first quarter of 1997. Other Income (Deductions) decreased $2.0 million for the three-month period ended September 30, 1997.

INTEREST AND OTHER CHARGES -

      Interest and other charges increased for the three-month, nine-month and twelve-month periods ended September 30, 1997 reflecting the issuance of $300 million of Capital Markets' medium-term notes, $75 million of Capital Markets' Junior Subordinated Deferrable Interest Debentures, Series A and interest expense at IWCR.

      See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation and Allowance for Funds Used During Construction. Also see Notes 7, 9 and 11 for a discussion of FERC Order No. 636, Income Taxes and Postretirement Benefits.

NET INCOME -

      Industries' net income for the twelve-month period ended September 30, 1997 was $186.4 million compared to $177.2 million for the twelve-month period ended September 30, 1996.

      Net income for the nine months ended September 30, 1997 was $134.9 million compared to $125.3 million for the nine months ended September 30, 1996.

      Net income for the three months ended September 30, 1997 was $35.9 million compared to $34.4 million for the three months ended September 30, 1996.

IMPACT OF ACCOUNTING STANDARDS -

      For a discussion of the impact of accounting standards not yet adopted in Industries' consolidated financial statements see Note 2, "Impact of Accounting Standards" in the Notes to the Consolidated Financial Statements.

ENVIRONMENTAL MATTERS -

      The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of approximately $20 million to cover probable corrective actions as of September 30, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Industries.

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

     The EPA issued final rules on July 18, 1997 revising the National Ambient Air Quality Standards for ozone and particulate matter. The revised standards begin a regulatory process that may lead to reductions in sulfur dioxide and nitrogen oxide emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond reductions required in the Acid Rain provisions of the CAAA. Northern Indiana cannot predict the costs of complying with future control requirements to meet these new standards. Northern Indiana will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new standards on its operations will not be known for some time.

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

      During the course of various investigations, the Energy Utilities have identified impacts to soil, groundwater, sediment and surface water from former manufactured-gas plants. At three sites where residues were noted seeping into rivers, Northern Indiana notified the Indiana Department of Environmental
Management (IDEM) and the EPA and immediately took steps to contain the material. The Energy Utilities have worked with IDEM or the EPA on investigation or remedial activities at several sites. Three of the sites have been enrolled in the IDEM Voluntary Remediation Program (VRP). The goal of placing these sites in the VRP is to obtain IDEM approval of the selection and implementation of whatever remedial measures, if any, may be required. The Energy Utilities anticipate placing additional sites in the VRP after remedial measures have been selected.

      Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified Cinergy Services, Inc. (Cinergy) (formerly PSI Energy, Inc.) that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities. In December 1996, Northern Indiana sent a written demand to Cinergy related to one of these sites, Goshen. Northern Indiana demanded that Cinergy pay Northern Indiana for costs Northern Indiana has already incurred and to be incurred to implement the needed remedy at the Goshen site. In August 1997, Northern Indiana filed suit in Indiana state court against Cinergy seeking recovery of those costs.

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

     The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental and media attention. Recently, researchers from the National Cancer Institute and the Childhood Cancer Group reported they found no evidence magnetic fields in homes increase the risk of childhood leukemia. This study follows an EMF report released late last year by the U.S. National Research Counsel of the National Academy of Sciences, which concluded, after examining more than 500 EMF studies spanning 17 years, that, among other things, there was insufficient evidence to consider EMF a threat to human health. Despite the reports' findings, future research appropriations are continuing to be dedicated to explore this issue.

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

      Under the Federal Safe Drinking Water Act (SDWA), the Water Utilities are subject to regulation by the EPA for the quality of water sold and treatment techniques used to make the water potable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes its water utilities are currently in compliance with all MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA. In August 1996, Congress amended the SDWA to allow the EPA more authority to weigh the costs and benefits of regulations being considered in some, but not all, cases. The 1996 amendments do not, however, reduce the number of new standards required by the 1986 amendments. Such standards promulgated could be costly and require substantial changes in the Water Utilities' operations. The Water Utilities would expect to recover the costs of such changes through their water rates; however, such recovery may not necessarily be timely.

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

      On February 13, 1996, Capital Markets issued $75 million of 7-3/4% Junior Subordinated Deferrable Interest Debentures, Series A, due March 31, 2026 (Debentures), pursuant to an underwritten public offering. Proceeds from the sale of the Debentures were used to pay short-term debt incurred to redeem on January 12, 1996, $35 million of Industries= 8.75% Preferred Shares, pursuant to mandatory redemption and to pay other short-term debt of Capital Markets.

      Between March 27, 1997 and May 7, 1997, Capital Markets issued and sold $300 million of medium-term notes with various interest rates and maturities. The proceeds from these issuances were used for the purchase of IWCR and to pay other outstanding short-term obligations of Capital Markets.

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

      Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1999. This facility provides short-term financing flexibility to Industries and also serves as the backup instrument for a commercial paper program. As of September 30, 1997, there were no borrowings outstanding under this agreement.

      Capital Markets also has $130 million of money market lines of credit. As of September 30, 1997, $22.6 million of borrowings were outstanding under these lines of credit.

      As of September 30, 1997, Capital Markets had no commercial paper outstanding. At December 31, 1996, Capital Markets had $119.3 million of commercial paper outstanding.

      The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' securities in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' investors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse to holders of Capital Markets' securities. The carrying value of those assets (other than Northern Indiana), reflected in the consolidated financial statements of Industries, is approximately $1.3 billion at September 30, 1997.

      Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of September 30, 1997 and December 31, 1996, Northern Indiana had $77.5 million and $193.9 million of commercial paper outstanding, respectively. At September 30, 1997, the weighted average interest rate of commercial paper outstanding was 5.59%.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of September 30, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1998. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1997, $13.6 million of borrowings were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1997, there were no borrowings outstanding under this facility.

      On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of September 30, 1997, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

      During recent years, Northern Indiana has been able to finance its construction program with internally generated funds and expects to be able to meet future commitments through such funds.

     IWCR and its subsidiaries had lines of credit with banks aggregating $57.7 million. As of September 30, 1997, $46.9 million of borrowings were outstanding under these lines of credit.

      The Utilities do not expect the effects of inflation at current levels to have a significant impact on their results of operations, ability to contain cost increases, or need to seek timely and adequate rate relief. The Energy Utilities do not anticipate the need to file for gas and electric base rate increases in the near future.

EMPLOYEE RELATIONS -

      At September 30, 1997, approximately 74% of Northern Indiana's employees (physical and clerical workers) were represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC. The bargaining unit employees' contracts expired May 31, 1997. New contracts were ratified in October 1997. The new contracts have a term of two years, from June 1, 1997 thru May 31, 1999.

YEAR 2000 COSTS -

      Industries has completed an assessment of its information systems to determine what modifications, if any, are necessary for proper functioning of these systems in the year 2000. Costs related to maintenance or modification of these systems will be expensed as incurred. Industries does not anticipate the related costs to have a material impact on its results of operations.

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

     In January 1997, legislation was introduced to the Indiana General Assembly addressing electric utility competition and deregulation. This proposed legislation has not been adopted, however, a study commission on electric competition and deregulation was established by the Indiana General Assembly. Northern Indiana has begun discussions with its largest customers on the technical and economic aspects of possible legislation to allow customer choice.

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

      FERC Order No. 636 shifted primary responsibility for gas acquisition, transportation and peak days' supply from pipelines to local gas distribution companies such as the Energy Utilities. Although pipelines continue to transport gas, they no longer provide sales service. The Energy Utilities believe they have taken appropriate steps to ensure the continued acquisition of adequate gas supplies at reasonable prices.

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

      Northern Indiana filed a petition for an Alternative Regulatory Plan (ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers and improved natural gas service. On May 9, 1997, Northern Indiana filed an Amended Stipulation and
Agreement  which  proposed a  modified  ARP.  Northern  Indiana=s  proposal  was supported by numerous parties including the Office of Utility Consumer Counselor, Citizens Action Coalition of Indiana, Inc. and major industrial customers of Northern Indiana. In its modified ARP, Northern Indiana proposed to implement new rates and services that would include, among other things, further unbundling of services for additional customer classes, increased customer choice for sources of natural gas supply, negotiated services and prices, an incentive gas cost mechanism and a price protection program. The Commission held a hearing on the ARP on June 12, 1997. On October 9, 1997, the Commission issued an order approving, in all respects, the modified ARP which became effective November 1, 1997.

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

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS.

      Industries and Northern Indiana are parties to various pending proceedings, including suits and claims against them for personal injury, death and property damage, but, in the opinion of their counsel, the nature of such proceedings and suits, and the amounts involved, do not depart from the ordinary routine litigation and proceedings incidental to the kind of business conducted by Industries and Northern Indiana, except as described under Note 6 (NESI Energy Marketing Canada Ltd.) and Note 8 (Environmental Matters) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this report on Form 10-Q.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None

ITEM 5.  OTHER INFORMATION.
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a)  Exhibits.

               Exhibit 11.1 -Computation of Per Share Earnings
                Three-Month, Nine-Month and Twelve-Month Periods
                Ended September 30, 1997.

               Exhibit 11.2 -Computation of Per Share Earnings
                Three-Month, Nine-Month and Twelve-Month Periods
                Ended September 30, 1996.

               Exhibit 23 -Consent of Arthur Andersen LLP

               Exhibit 27 -Financial Data Schedule

          (b)  Reports on Form 8-K.
                None

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NIPSCO Industries, Inc.

                                    (Registrant)



                         /s/    Jerry M. Springer
                                    Controller
                            and Chief Accounting Officer



Date:  November 13, 1997