Form 10-K405
period 1997-12-31
NIPSCO INDUSTRIES INC
filed 1998-03-26
CIK 823392

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                      OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              For the transition period from         to
                         Commission file number 1-9776
                            NIPSCO INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                INDIANA                              35-1719974
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)
                                                        46410
         801 EAST 86TH AVENUE                        (ZIP CODE)
         MERRILLVILLE, INDIANA
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
             COMMON SHARES                  NEW YORK, CHICAGO AND PACIFIC
    PREFERRED SHARE PURCHASE RIGHTS         NEW YORK, CHICAGO AND PACIFIC
  OBLIGATIONS PURSUANT TO SUPPORT                     NEW YORK
   AGREEMENTS WITH NIPSCO CAPITAL
   MARKETS, INC.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE
  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO
  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]
  AS OF FEBRUARY 26, 1998, 123,584,768 COMMON SHARES (NOT INCLUDING 24,199,450 SHARES HELD IN TREASURY), WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE FEBRUARY 26, 1998 CLOSING PRICE OF $25 3/4 ON THE NEW YORK STOCK EXCHANGE) HELD BY NONAFFILIATES WAS APPROXIMATELY $3,160,850,000. THIS INFORMATION REFLECTS THE TWO-FOR-ONE STOCK SPLIT WHICH WAS PAID FEBRUARY 20, 1998, TO SHAREHOLDERS OF RECORD AT THE CLOSE OF BUSINESS ON JANUARY 30, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
  PORTIONS OF THE 1997 NIPSCO INDUSTRIES, INC. ANNUAL REPORT TO SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV OF THIS REPORT.
  PORTIONS OF THE NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED MARCH 9, 1998 FOR THE ANNUAL MEETING TO BE HELD APRIL 8, 1998 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART 1

ITEM 1. BUSINESS

                       OVERVIEW OF CONSOLIDATED BUSINESS

  NIPSCO Industries, Inc. (Industries) is an energy/utility-based holding company providing electric energy, natural gas and water to the public through its six wholly-owned regulated subsidiaries (Utilities): Northern Indiana Public Service Company (Northern Indiana); Kokomo Gas and Fuel Company (Kokomo
Gas); Northern Indiana Fuel and Light Company, Inc. (NIFL); Crossroads Pipeline Company (Crossroads); Indianapolis Water Company (IWC); and Harbour Water Corporation (Harbour). Industries' regulated gas and electric subsidiaries (Northern Indiana, Kokomo Gas, NIFL and Crossroads) are referred to as "Energy Utilities" and its regulated water subsidiaries (IWC and Harbour) are referred to as "Water Utilities."

  Industries also provides non-regulated energy/utility-related products and services including energy marketing and trading; power generation; gas transmission, supply and storage; installation, repair and maintenance of underground pipelines; utility line locating and marking; and related products targeted at customer segments principally through the following wholly-owned subsidiaries: NIPSCO Development Company, Inc. (Development); NI Energy Services, Inc. (Services) (formerly known as NIPSCO Energy Services, Inc.); Primary Energy, Inc. (Primary); Miller Pipeline Corporation (Miller); and SM&P Utility Resources, Inc. (SM&P). NIPSCO Capital Markets, Inc. (Capital Markets) handles financing for Industries and its subsidiaries, other than Northern Indiana. These subsidiaries are referred to collectively as "Products and Services." On March 25, 1997, Industries acquired IWC Resources Corporation
(IWCR), the holding company for the Water Utilities and five non-utility companies including Miller and SM&P.

  On December 18, 1997, Industries and Bay State Gas Company (Bay State) signed a definitive merger agreement under which Industries will acquire all of the common stock of Bay State in a stock-for-stock transaction valued at $40 per Bay State share. The transaction is valued at approximately $540 million. Bay State shareholders will have the option of taking up to 50 percent of the total purchase price in cash. Consummation of the merger is subject to certain closing conditions, including the approval by the shareholders of Bay State as well as the Securities and Exchange Commission, the Federal Energy Regulatory Commission (FERC) and state regulatory agencies in Massachusetts, New Hampshire and Maine. The transaction is expected to be completed in late 1998.

  Bay State, one of the largest natural gas utilities in New England, provides natural gas distribution service to more than 300,000 customers in Massachusetts, New Hampshire and Maine. The combined gas utilities will be one of the 10 largest natural gas distribution systems in the nation, servicing more than 1 million gas customers. In addition, Industries and Bay State anticipate entering into a joint marketing agreement early in 1998 that will expand the operations of Bay State's non-regulated energy service companies.

  See "Segments of Business" in the Notes to Consolidated Financial Statements and "Selected Supplemental Information" in Item 8 regarding financial information about industry segments and classes of customers served, which note and information are incorporated by reference.

                      ELECTRIC, GAS AND WATER OPERATIONS

ELECTRIC OPERATIONS. Northern Indiana, Industries' largest and dominant subsidiary, is a public utility operating company incorporated in Indiana on August 2, 1912, engaged in supplying natural gas and electric energy to the public. It operates in 30 counties in the northern part of Indiana, serving an area of about 12,000 square miles with a population of approximately 2,200,000. At December 31, 1997, Northern Indiana served approximately 416,300 customers with electricity.

  Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kilowatts (kw), two hydroelectric generating plants with net capabilities of 10,000 kw, and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. During the year ended December 31, 1997, Northern Indiana generated 91.8% and purchased 8.2% of its electric requirements.

  Northern Indiana's 1997 electric control area peak load (the highest level of electrical utility usage in the control area) of 3,020,920 kw, which includes Northern Indiana, Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency (IMPA) for which Northern Indiana controls interchange operations, was set on July 14, 1997. Northern Indiana's all-time electric control area peak load of 3,161,200 kw was set on July 14, 1995. Northern Indiana's 1997 internal peak load, which excludes WVPA and IMPA, was 2,758,920 kw set on July 14, 1997. Northern Indiana's all-time internal peak load of 2,888,450 kw was set on August 6, 1996.

  Northern Indiana's electric system is interconnected with that of American Electric Power, ComEd, Cinergy Services, Inc., Consumers Energy and Central Illinois Public Service Company. Electric energy is purchased from, sold to, or exchanged with various other utilities and power marketers under Northern Indiana's power sales and open access transmission tariffs.

  Northern Indiana provides WVPA with transmission and distribution service, operating reserve requirements and capacity deficiency service, and provides IMPA with transmission service, operating reserve requirements and capacity deficiency service, in Northern Indiana's control area. Northern Indiana also engages in sales and services under interconnection agreements with WVPA and IMPA.

  WVPA provides service to 12 Rural Electric Membership Corporations (REMC's) located in Northern Indiana's control area. IMPA provides service to the municipal electric system of the city of Rensselaer located in Northern Indiana's control area.

  Northern Indiana and WVPA have executed a supplemental agreement for unit peaking capacity and energy. Unit peaking capacity is the capacity used to serve peak demand from a specific peaking generation unit. Pursuant to this agreement, which runs through December 2001, WVPA purchases 90,000 kw of capacity per month.

  Northern Indiana has the Town of Argos as a full requirement customer and provides network integration service to seven other municipal wholesale customers. Prior to January 31, 1998, Northern Indiana had full requirement contracts with eight municipal wholesale customers.

  Northern Indiana is a member of the East Central Area Reliability Coordination Agreement (ECAR). ECAR is one of nine regional electric reliability councils established to coordinate planning and operations of member companies regionally and nationally.

  Fuel Supply. The generating units of Northern Indiana are located at Bailly, Mitchell, Michigan City and Schahfer Generating Stations. Northern Indiana's 13 steam generating units have a net capability of 3,179,000 kw. Coal is the primary source of fuel for all units, except for three, which utilize natural gas. In addition, Northern Indiana's four combustion turbine generating units with a net capability of 203,000 kw are fired by gas. Fuel requirements for Northern Indiana's generation for 1997 were supplied as follows:

      Coal................................................................ 98.7%
      Natural Gas.........................................................  1.3%

  In 1997, Northern Indiana used approximately 8.4 million tons of coal at its generating stations. Northern Indiana has established a normal level of coal stock which should provide adequate fuel supply during the year under all conditions.

  Annual coal requirements for Northern Indiana's electric generating units through 2002 are estimated to range from 8.5 million tons to 9.3 million tons, depending from year to year upon anticipated sales levels, scheduled maintenance and other variables. These requirements are being or will be met in part under long-term contracts as follows:

      MILLIONS                         SULFUR
      TONS/YEAR                        CONTENT                                           EXPIRATION
      ---------                        -------                                           ----------
      1.3 (a)                           Low                                                 2001
      1.8 (b)                           Low                                                 1999
      1.0 (c)                           Low                                                 2001
      0.3                               Low                                                 2001
      0.3 (d)                           Low                                                 2000
      0.75(e)                           High                                                2003
      1.0 (f)                           High                                                2002
      0.75                              High                                                1999

--------
(a) 1.8 million tons in 1998.
(b) 1.225 million tons in 1999. Plus or minus 10% per contract year.
(c) Plus or minus 20% per contract year.
(d) 2000-option year, can terminate December 31, 1999.
(e) Tentative new contract 0.25 million in 1998. Plus or minus 10% per contract year.
(f) Tentative new contract 1.5 million in 1998. Plus 20% per contract year. Option years in 2001 and 2002 can terminate December 31, 2000.

  The average cost of coal consumed in 1997 was $27.42 per ton or 15.43 mills per kilowatt-hour (kwh) generated as compared to $27.50 per ton or 15.79 mills per kwh generated in 1996. Northern Indiana's forecasts indicate that its coal costs will be slightly lower over the next two years.

  Coal Reserves. Included in the previous table of coal contracts is a coal mining contract with Cyprus Shoshone Coal Corporation (Cyprus) under which Cyprus is mining Northern Indiana's coal reserves in the Cyprus mine through the year 2001. The costs of the reserves are being recovered through the rate-making process as such coal reserves are used to produce electricity.

  Fuel Adjustment Clause. Northern Indiana adjusts metered electric rates through a fuel adjustment clause to reflect changes in fuel costs. See "Summary of Significant Accounting Policies--Fuel Adjustment Clause" in the Notes to Consolidated Financial Statements in Item 8, which note is incorporated by reference.

GAS OPERATIONS.

  Northern Indiana. At December 31, 1997, Northern Indiana served approximately 662,500 customers with gas. Northern Indiana supplies natural gas of about 1,000 British thermal units (Btu) per cubic foot. In a 24-hour period ended January 17, 1997, Northern Indiana's 1997 maximum day send-out (the maximum amount of gas delivered through Northern Indiana's distribution system to its end use customers ) was 1.6 million dekatherms (dth). Northern Indiana's total gas send-out for 1997 was 292.6 million dth, compared to 286.1 million dth in 1996.

  Agreements have been negotiated with natural gas suppliers to replace former pipeline supplier contracts pursuant to the requirements of FERC Order No. 636 (See "FERC Order No. 636" in the Notes to Consolidated Financial Statements in
Item 8, which note is incorporated by reference). Northern Indiana also has producer agreements which allow for the purchase of gas either from gas marketers or producers.

  Northern Indiana has firm transportation agreements with pipelines, which allow Northern Indiana to move its gas through the pipelines' transmission systems. In 1997, all of the gas supplied by Northern Indiana was transported by ANR Pipeline Company (ANR), Crossroads Pipeline Company (Crossroads), Midwestern Gas Transmission Company (Midwestern), Natural Gas Pipeline Company of America (Natural), Panhandle Eastern Pipe Line Company (Panhandle), Tennessee Gas Pipeline Company (Tennessee) and Trunkline Gas Company (Trunkline). The transportation rates of Crossroads, and the transportation and storage rates of ANR, Midwestern, Natural, Panhandle, Tennessee and Trunkline to Northern Indiana, are subject to change in accordance with rate proceedings filed with the FERC.

  Approximately 69% of Northern Indiana's 1997 gas supply was purchased on the spot market, generally on less than 30-day agreements. The average price per dth (including FERC Order No. 636 transition charges) in 1997 was $3.18 compared to $3.12 in 1996, and the average cost of purchased gas, after adjustment for transition charges billed to transport customers, was $3.08 per dth as compared to $3.02 per dth in 1996.

  Northern Indiana has a curtailment plan (a plan which outlines service to be curtailed in the event of limited gas supply) approved by the Indiana Utility Regulatory Commission (Commission). Effective on August 11, 1981, the plan allows unrestricted gas sales by Northern Indiana. There were no firm sales curtailments in 1997 and none are expected during 1998.

  Northern Indiana operates an underground gas storage field at Royal Center, Indiana, which currently has a storage capacity of 6.75 million dth. Withdrawals have been made in the 1997-1998 winter of up to 109,036 dth per day. In addition, Northern Indiana has several gas storage service agreements which make possible the withdrawal of substantial quantities of gas from other storage facilities. All of the storage agreements have limitations on the volume and timing of daily withdrawals. These contracts provide in the aggregate for approximately 26.9 million dth of annual stored volume and allow for approximately 540,000 dth of maximum daily withdrawal.

  Northern Indiana has a liquefied natural gas plant in LaPorte County which is designed for peak shaving (the process of supplementing gas supply during periods of high demand) and has the following capacities: maximum storage of 4 million dth; maximum liquefaction rate (gas to liquid) of 20,000 dth per day; maximum vaporization rate (output to distribution system) of 300,000 dth per day.

  Kokomo Gas. Kokomo Gas is a public utility operating company incorporated in Indiana in 1917, engaged in supplying natural gas to the public. It operates in the city of Kokomo, Indiana and the surrounding area in six counties having a population of approximately 100,000, and served approximately 33,500 customers at December 31, 1997. The Kokomo Gas service territory is contiguous to Northern Indiana's gas service territory.

  Kokomo Gas has a liquified natural gas plant in Howard County with the following capacities: maximum storage of 400,000 mcf; maximum liquefaction rate (gas to liquid) of 2,850 mcf per day; maximum vaporization rate (output to distribution system) of 30,000 mcf per day. Kokomo Gas also has a gas holder with a storage capacity of 12,000 mcf.

  Kokomo Gas' total gas send-out for 1997 was 8.7 million dth, compared to 8.9 million dth for 1996. Total transportation volumes for industrial customers in 1997 were 3.6 million dth, compared to 3.4 million dth in 1996. Kokomo Gas purchased gas under term agreements from NI-TEX and NESI Energy Marketing L.L.C., (NEM), both subsidiaries of Services, to satisfy all of its system requirements in 1997.

  NIFL. NIFL is a public utility operating company incorporated in Indiana in 1906, engaged in supplying natural gas to the public. Headquartered in Auburn, Indiana, it operates in five counties in the northeast corner of the state having a population of approximately 66,700, and served approximately 33,400 customers at December 31, 1997. The NIFL service territory is contiguous to Northern Indiana's gas service territory.

  NIFL's total gas send-out for 1997 was 10.8 million dth, compared to 10.9 million dth for 1996. Total transportation volumes for industrial customers in 1997 were 5.6 million dth, compared to 4.9 million dth in 1996. NIFL purchased gas on the spot market from a number of suppliers and also under term agreements from NI-TEX and NEM to satisfy all of its system requirements in 1997.

  Crossroads. Crossroads is a natural gas pipeline company which was approved by FERC to operate as an interstate pipeline in May 1995. Crossroads owns and operates a 201-mile, 20-inch pipeline that extends from Schererville, Indiana, in the northwestern corner of the state, where it takes delivery from the interstate pipeline facilities of Natural Gas Pipeline Company of America, to Cygnet, Ohio, located in northwestern Ohio, where it interconnects with facilities owned by Columbia Gas Transmission Corporation. In December 1997, Crossroads announced plans to construct a 20-mile extension of its pipeline facility in Ohio to a point of interconnection with a unit of Consolidated Natural Gas Company.

  Gas Cost Adjustment Clause. Metered gas rates are adjusted to reflect the cost of purchased gas, contracted gas storage and storage transportation charges. See "Summary of Significant Accounting Policies--Gas Cost Adjustment Clause" in the Notes to Consolidated Financial Statements in Item 8, which note is incorporated by reference.

WATER OPERATIONS. The Water Utilities supply water for residential, commercial and industrial uses and for fire protection service in Indianapolis, Indiana and surrounding areas. The territory served by the Water Utilities covers an area of approximately 309 square miles in six counties of central Indiana and the Water Utilities served approximately 246,600 customers at December 31, 1997.

  The combined maximum daily capacity of the Water Utilities' treatment plants, together with the maximum daily capacity of the three primary well fields, is 235 million gallons per day (MGD). During 1997, the average daily consumption was 127 MGD and the maximum daily consumption was 201 MGD.

  The principal sources of IWC's present water supply are the White River, which flows through Indianapolis from north to south and is supplemented by Morse Reservoir on a tributary, Cicero Creek; Fall Creek, which flows through Indianapolis from the northeast and is supplemented by Geist Reservoir; the city of Indianapolis' Eagle Creek Reservoir, located on Eagle Creek in northwest Marion County, from which water is purchased under a long-term contract; Geist Well Field, a ground water supply located downstream of Geist Reservoir; and South Well Field located in southern Marion and northern Johnson Counties.

  The three large surface reservoirs are essential to providing an adequate supply during dry periods. Two are used to supplement low stream flows in the White River and Fall Creek, respectively, and water is drawn directly from the third. The reservoirs are designed to maintain an adequate water supply in the event of a repetition of the worst two-year drought ever recorded in the Indianapolis area.

  The theoretical dependable supply from the three combined reservoirs represents approximately 65% of the total dependable supply available to IWC with the balance coming from natural stream flow and wells. Wells constitute the source of supply for Harbour.

  The Water Utilities have aquifer protection plans for the Geist and South Well Fields. Once fully developed, the Geist Well Field will produce 12 to 15 MGD while the South Well Field will produce 40 to 50 MGD. The protection plans will guide the Water Utilities' development of these newest major sources of supply, and result in land use plans to protect the aquifer systems from potential contamination sources.

                  PRODUCTS AND SERVICES OF OTHER SUBSIDIARIES

  CAPITAL MARKETS. Capital Markets serves as the funding agent for ventures of Industries and its subsidiaries other than Northern Indiana. As of December 31, 1997, Capital Markets had $17.0 million in commercial paper outstanding, having a weighted average interest rate of 7.00%. Capital Markets has a $150 million revolving credit agreement, which provides short-term financing flexibility to Industries and also serves as the back up instrument for the commercial paper program. As of December 31, 1997, there were no borrowings outstanding under this agreement. Capital Markets also has $130 million of money market lines of credit. As of December 31, 1997, $20.1 million of borrowings were outstanding under these lines of credit.

  The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets creditors. The carrying value of the assets of Industries, other than the assets of Northern Indiana, reflected in the consolidated financial statements of Industries, was approximately $1.3 billion at December 31, 1997.

IWCR. IWCR is a holding company for the Water Utilities and five other wholly-owned subsidiaries. The five wholly-owned subsidiaries are SM&P, Miller, Waterway Holdings, Inc. (WWH), Utility Data Corporation (UDC) and IWC Services, Inc. (IWCS). Additionally, IWCR is a majority partner in the White River Environmental Partnership (WREP) through IWCS.

  SM&P performs underground utility locating and marking services in Indiana and 10 other states. SM&P performed approximately 4.2 million locates and had operating income of $2.6 million for the period of April 1997 through December 1997, the period following the acquisition of IWCR. Miller installs, repairs and maintains underground pipelines used in gas, water and sewer transmission and distribution systems. Operating income for Miller for April 1997 through December 1997 was $6.2 million.

DEVELOPMENT. Development makes various investments, including real estate and venture capital investments. Development is an 85% shareholder in Elm Energy and Recycling (UK) Ltd. (Elm Energy), which owns and operates a tire-fueled electric generating plant in Wolverhampton, England. See "Resolution of Elm Energy and Recycling (UK) Ltd. Litigation" in the Notes to Consolidated Financial Statements in Item 8, which note is incorporated by reference.

  In 1997, Development invested in multiple-family residential housing developments in South Bend. Development has additional projects within the Utilities' service territories and is considering additional projects within those territories. At December 31, 1997, Development has $30.1 million of investments, at equity, relating to affordable housing projects. These projects are part of the continued commitment by Industries to provide high quality, energy efficient, affordable housing to the residents of a variety of geographic and economic regions served by the Utilities.

SERVICES. Services coordinates the energy-related diversification efforts of Industries. Services has nine active wholly-owned subsidiaries, interests in three limited liability companies and a limited partnership.

  NESI Energy Marketing L.L.C. (NEM). NEM, a limited liability company, provides natural gas sales and management services to industrial and commercial customers and is also actively engaged in energy trading activities. During 1997, NEM had sales of approximately 135.8 million dth.

  NESI Power Marketing, Inc. (NPMI). NPMI, a wholly-owned subsidiary of Services, is involved in wholesale power trading activities. During 1997, NPMI had sales of approximately 7.5 million megawatt hours (mwh).

  NESI Integrated Energy Resources, Inc. (NIERI). NIERI, a wholly-owned subsidiary of Services, participates in residential and small commercial gas unbundling pilot programs. During 1997, NIERI participated in pilot programs in Grand Rapids, Michigan, East Ohio and South Bend, Indiana.

  NIPSCO Energy Services Canada Limited (NESCL). NESCL, a wholly-owned subsidiary of Services, is a Canadian subsidiary formed to hold NESI Canadian investments and companies. In January 1998, NESCL sold its 50% interest in FuelMaker Corporation, a manufacturer of vehicle fueling equipment. NESCL owns Southlake Energy, Inc., (SLAKE) a Canadian oil and gas exploration and production company. As of December 31, 1997, SLAKE had invested $26.7 million in Canadian exploration and development projects with estimated proved reserves of 1.3 million barrels of oil and 26.9 Bcf of natural gas.

  NIPSCO Fuel Company, Inc. (Fuel). Fuel, a wholly-owned subsidiary of Services, primarily invests in oil and gas exploration and production properties with activities concentrated in the mid-continent region of the United States. In January 1997, Fuel sold its partnership interest in certain offshore properties to SOCO Offshore, Inc. Effective January 1, 1997, Fuel and four other investors formed Bristol. Fuel contributed properties with a carrying amount of $21.7 million and holds a 64 percent interest in Bristol.

  NI-TEX, Inc. (NI-TEX) NI-TEX, a wholly-owned subsidiary of Services, is an intrastate natural gas transmission and supply company in Texas providing gas sales, transportation and storage services. NI-TEX provides gas supply to Northern Indiana, Kokomo Gas and NIFL under spot and/or term contracts. NI-TEX, through joint ventures with industry partners, also owns natural gas transmission and storage facilities located in Texas. Its Laredo-Nueces pipeline affiliate transported 15.2 Bcf of natural gas in 1997. Its Mid-Tex Gas Storage Company affiliate operates a salt dome gas storage facility with an operating capacity of 5.7 Bcf.

  NESI Energy Services Company (NESCO). NESCO, a wholly-owned subsidiary of Services, provides energy solutions which enhance competitiveness through cost reductions, modernizing infrastructure and improving cost accountabilities.

  Parkway Engineering and Distributing Company, Inc. (PEDCO). PEDCO, a wholly-owned subsidiary of Services, markets energy efficient lighting and lighting solutions.

  Green Fuels, Inc. (Greenfuels). Greenfuels, a wholly-owned subsidiary of Services, sells compressed natural gas (CNG) and liquefied natural gas (LNG) for vehicular fuel. Greenfuels provides conversion kits and assists in or performs the conversion of gasoline driven vehicles to CNG in order to expand the market base.

  Triumph Natural Gas, Inc. (Triumph). Triumph, a majority-owned subsidiary of Services, is in the final stages of liquidation. Services, as well as certain affiliates and officers, were defendants in a lawsuit brought by certain shareholders and former members of the Board of Directors of Triumph. An out of court settlement was reached in the fourth quarter of 1997.

PRIMARY. Primary arranges energy-related projects for large energy-intensive facilities and has entered into certain commitments in connection with these projects. Primary offers expertise to large energy customers in managing the engineering, construction, operation and maintenance of these energy-related projects. Primary is the parent of the following subsidiaries: Harbor Coal

Company (Harbor Coal); North Lake Energy Corporation (North Lake); Lakeside Energy Corporation (LEC); Portside Energy Corporation (Portside); and Cokenergy, Inc. (CE).

  Harbor Coal has invested in a partnership to finance, construct, own and operate a $65 million pulverized coal injection facility which began commercial operation in August 1993. The facility receives raw coal, pulverizes it and delivers it to Inland Steel Company (Inland Steel) for use in the operation of its blast furnaces. Harbor Coal is a 50% partner in the project with an Inland Steel affiliate. Industries has guaranteed the payment and performance of the partnership's obligations under a sale and leaseback of a 50% undivided interest in the facility.

  North Lake has entered into a lease for the use of a 75-megawatt energy facility located at Inland Steel. The facility uses steam generated by Inland Steel to produce electricity which is delivered to Inland Steel. The facility began commercial operation in May 1996. Industries has guaranteed North Lake's obligations relative to the lease and certain obligations to Inland Steel relative to the project.

  LEC has entered into a lease for the use of a 161-megawatt energy facility located at USS Gary Works. The facility processes high-pressure steam into electricity and low-pressure steam for delivery to USX Corporation-US Steel Group. A fifteen-year tolling agreement with US Steel commenced on April 16, 1997 when the facility was placed in commercial operation. Capital Markets guarantees LEC's security deposit obligations relative to the lease and certain limited LEC obligations to the lessor.

  Portside has entered into an agreement with National Steel Corporation (National) to construct and operate a new 63-megawatt energy facility at National's Midwest Division to process natural gas into electricity, process steam and heated water to be provided to National for a fifteen-year period. Portside has entered into a lease for use of the facility. Industries has guaranteed certain Portside obligations to the lessor. Construction of the project began in June 1996 and the facility began commercial operation on September 26, 1997.

  CE has entered into a fifteen-year service agreement and a related fifteen-year fuel supply agreement with Inland Steel and the Indiana Harbor Coke Company, LP (Harbor Coke). These agreements provide that CE will construct and operate a new energy facility at Inland Steel's Indiana Harbor Works to scrub flue gases and recover waste heat from the coke facility being constructed by Harbor Coke and produce process steam and electricity from the recovered heat which will be delivered to Inland Steel. CE intends to lease these facilities, once constructed, from a third party. Additionally, CE has entered into an interim agreement, which expires when the lease is established with the third party lessor, under which CE is acting as agent to design, construct and start up the facilities. Capital Markets anticipates guaranteeing certain CE obligations relative to the anticipated lease. Construction of the project began in January 1997. The facility is scheduled to be operational in June 1998.

  Primary has advanced approximately $107 million and $42 million, at December 31, 1997 and December 31, 1996, respectively, to the lessors of the energy related projects discussed above.

  Primary is evaluating other potential projects with Northern Indiana customers as well as with potential customers outside of Northern Indiana's service territory. Projects under consideration include those which use industrial by-product fuels and natural gas to produce electricity.

                                  REGULATION

HOLDING COMPANY ACT. Industries is exempt from registration with the Securities and Exchange Commission (SEC) as a "registered holding company" under the Public Utility Holding Company Act of 1935, as amended (Holding Company Act). However, prior approval of the SEC is required under the Holding Company Act if Industries proposes to acquire, directly or indirectly, any securities of other electric or gas public utility companies. There may also be limits on the extent to which Industries and its non-utility subsidiaries can enter into businesses which are not "functionally related" to the electric and gas businesses without raising questions about Industries' exempt status under the Holding Company Act. SEC guidelines established in prior decisions of the SEC require Industries to remain engaged primarily and predominately in the electric and gas businesses and to limit the size of its activities outside of such businesses relative to Industries as a whole.

  Industries has no present intention of becoming a registered holding company subject to regulation by the SEC under the Holding Company Act. Industries will file an application with the SEC to retain its exempt status under the Holding Company Act upon the consummation of the merger with Bay State, assuming the acquisition of Bay State is approved by the shareholders of Bay State, the SEC, the FERC and state regulatory agencies in Massachusetts, New Hampshire and Maine.

INDIANA UTILITY REGULATORY COMMISSION. Industries is not subject to regulation by the Commission as long as it is not a public utility. Industries and its non-utility subsidiaries are subject to certain reporting and information access requirements under Indiana law. Furthermore, certain contracts between Industries or its non-utility subsidiaries and the Energy Utilties must be filed with the Commission.

  The Utilities are subject to regulation by the Commission as to rates, service, accounts, issuance of securities and in other respects. The Utilities are also subject to limited regulation by local public authorities.

FEDERAL ENERGY REGULATORY COMMISSION. Industries is not regulated by the FERC, but any subsidiary, including the Energy Utilities, that engages in FERC jurisdictional sales or activities is subject to such regulation.

  Northern Indiana's restructuring under Industries was approved by a February 29, 1988 order of the FERC. The order is conditioned upon the FERC's continuing authority to examine the books and records of Industries and its subsidiaries, upon further order of the FERC, and to make such supplemental orders, for good cause, as it may find necessary or appropriate regarding the restructuring.

  In 1997, about 4% of Northern Indiana's electric revenues were derived from electric service it furnished at wholesale in interstate commerce to other utility companies, municipalities and WVPA (see "Item 1. Business-Electric Operations" regarding WVPA). Northern Indiana's wholesale rates and operations are subject to the jurisdiction of the FERC. FERC jurisdiction does not extend to the issuance of securities by Northern Indiana, which are regulated by the Commission. The FERC declared Northern Indiana, Kokomo Gas and NIFL exempt from the provisions of the Natural Gas Act.

                                 RATE MATTERS

  For information regarding the Energy Utilities' gas rates and gas transition costs, see "FERC Order No. 636" in the Notes to Consolidated Financial Statements in Item 8, which note is incorporated by reference.

  Northern Indiana filed a petition for an Alternative Regulatory Plan (ARP) with the Commission on November 29, 1995. Following negotiation and settlement with major intervenors, Northern Indiana submitted a modified ARP to the Commission on May 9, 1997. In its modified

ARP, Northern Indiana proposed to implement new rates and services that would include, among other things, further unbundling of services for additional customer classes, increased customer choice for sources of natural gas supply, negotiated services and prices, an incentive gas cost mechanism and a price protection program. On October 8, 1997, the Commission issued an order approving, in all respects, the modified ARP which became effective November 1, 1997. The first pilot program was launched in January 1998 and the first gas volumes will flow under this program by April 1, 1998. Significantly, the Commission order allows NIERI, a subsidiary of Services and the natural gas marketing affiliate of Northern Indiana, to participate as a supplier in this pilot and in future expansions of supplier choice to other customers on the Northern Indiana system. ERI Services, Inc. and Enron Capital and Trade Resources Corp. filed Petitions for Rehearing of the Commission Order, and during the first quarter of 1998, the Commission denied such Petitions.

  On November 14, 1997, IWC petitioned the Commission for approval of new water rates and charges. IWC seeks to increase revenues by approximately $11.9 million, representing a 15.3% increase over test year revenues. Currently, IWC is attempting to negotiate a settlement with the Office of Utility Consumer Counselor resulting in a three step phased-in rate increase. If a settlement cannot be reached, a final hearing on the case is scheduled for June 25, 1998.

                                  COMPETITION

ELECTRIC. The electric energy generation, transmission and distribution business is in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. These changes are attributable to changes in technology, the relaxation of regulatory barriers to utilities' respective service territories and efforts to change the manner in which electric utilities are regulated. Federal law and regulations have been amended to provide for open transmission system access, and various states are considering, or have adopted, new regulatory structures to allow access by some or all customers to electric suppliers in addition to their local electric utility.

  Currently, electric service territories within the State of Indiana are assigned to the existing suppliers, and boundaries of new territories outside existing municipalities are assigned to the utility having the nearest existing electric distribution lines. Only existing municipal electric utilities may expand their service areas and then only into areas that have been annexed by the municipality, subject to the approval of the Commission and certain other conditions. In municipalities where Northern Indiana renders electric service to the general public as a public utility, no other utility renders electric or gas service, except in Angola, DeMotte, Rome City, Wanatah and Waterloo. In certain municipalities where electric service is supplied by Northern Indiana, NIFL provides competing gas utility service. In localities where Northern Indiana renders gas service only, it competes with electric utilities, municipal or private, for the business for which they render alternative electric service.

  Kokomo Gas and NIFL compete with other electric utilities serving customers in their respective service territories.

  In both January 1997 and January 1998, legislation was introduced in the Indiana General Assembly addressing electric utility competition and deregulation. The proposed legislation was not adopted but similar legislation may be reintroduced in the future. It is not possible to predict the ultimate effect which competition, subsequent to the passage of such legislation, would have on Industries' future earnings. See "Competition" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference (see Exhibit 13).

GAS. As a result of FERC Order No. 636, Northern Indiana is also subject to competition for gas sales to industrial customers through the ability of these customers, under Northern Indiana's rate provisions, to purchase gas directly from suppliers other than Northern Indiana and have Northern Indiana transport the gas to them. During 1997, gas transportation represented 55% of Northern Indiana's total gas send-out.

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

  WATER. The Water Utilities conduct operations, subject to regulation by the Commission, under permit and franchise rights. Under such rights, the Water Utilities may lay, maintain and operate mains and conduits in public streets and ways throughout the area served. The rights granted to the Water Utilities are not exclusive. Competitors include various municipal water utilities, as well as privately owned water utilities, some of which purchase water from the Water Utilities. As the Indianapolis metropolitan area has expanded to include surrounding communities or previously rural areas, the Water Utilities have faced competition for new customers from town or rural water utilities.

                                   EMPLOYEES

  Industries had 5,984 employees at December 31, 1997. Of these employees, 2,940 are represented by various local unions. The March 1997 acquisition of IWCR increased employees by 2,074, including 1,110 employees at SM&P, 540 employees at Miller and 355 at the Water Utilities.

                             ENVIRONMENTAL MATTERS

  The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. The Utilities intend to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of approximately $20 million to cover probable corrective actions as of December 31, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Industries. It is not possible for Industries to predict the scope, enforceability or financial impact of other environmental regulations or standards which may be established in the future.

  The Utilities are subject to regulation with regard to environmental matters by various federal, state and local authorities. The Utilities cannot forecast the effect of all such regulation upon their generation, transmission or other facilities, or their operations. The Utilities intend to comply with all applicable governmental requirements and have adopted an environmental policy that fosters the pursuit of proactive environmental programs and management.

  The application of federal and state restrictions to protect the environment, including but not limited to those described below, involves or may involve review, certification or issuance of permits by various federal, state and local authorities. Such restrictions, particularly in regard to emissions into the air and water, and disposal of solid wastes, may impact the operation of the Utilities' facilities, and may also require substantial investment.

  Industries' total capital expenditures from January 1, 1993, through December 31, 1997 for pollution control facilities were approximately $149 million and were financed in part by the sale of Northern Indiana's Pollution Control Notes and Bonds-Jasper County. Industries anticipates expenditures of approximately $15 million for pollution control equipment in the 1998-2002 period which includes anticipated expenditures of approximately $6 million in 1998 and $9 million in 1999. See "Environmental Matters" in the Notes to Consolidated Financial Statements in Item 8, which note is incorporated by reference.

                                YEAR 2000 COSTS

  Industries has several major projects underway to modify portions of its systems for proper functioning in the year 2000. These include a project to evaluate Industries' proprietary software and to work with each of Industries' software vendors to assure that appropriate steps are being take to mitigate the problem in each vendor's software or, in some cases, to replace software with year 2000 compliant software; a project to identify and mitigate problems wherever they exist in Industries' systems (ranging from equipment used in Northern Indiana's generating stations to Industries' phone system that have date information within them); and an initiative to assure that each entity that electronically receives information from Industries or sends information to Industries is aware of the steps that Industries is taking and is taking appropriate steps of its own to address the problem. Consistent with its plan, Industries expects to be year 2000 compliant with some systems as early as third quarter 1998 and other systems no later than the third quarter of 1999.

  Industries estimates that costs to become year 2000 compliant will be approximately $10-$15 million, including acquisition costs of new systems which will be capitalized consistent with Industries' accounting policies. Costs related to maintenance or modification of Industries' systems have been and will be expensed as incurred. Industries does not anticipate that the related costs will have a material impact on its results of operations, nor does Industries currently anticipate any disruption of its ability to deliver service as a result of the year 2000 issue.

                           FORWARD LOOKING STATEMENTS

  This report contains forward looking statements within the meaning of the securities laws. Industries cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, there can be no assurance that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the federal and state regulatory environment, the economic climate, regional, commercial, industrial and residential growth in the service territories served by Industries' subsidiaries, customers' usage patterns and preferences, the speed and degree to which competition enters the utility industries, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of Industries.

ITEM 2. PROPERTIES.

  OVERVIEW. The physical properties of the Utilities are located in the State of Indiana, except for Crossroads which owns a 202-mile interstate natural gas pipeline running from northwest Indiana to Cygnet, Ohio.

  The significant properties owned by other subsidiaries of Industries are: the Southlake Complex, a 325,000 square foot office building located in Merrillville, Indiana, owned by Development; a 36-mile intrastate natural gas pipeline, located in southern Texas, half-owned by NI-TEX; interests in oil and gas exploration and production properties, owned by Fuel; a golf course and surrounding residential development in Chesterton, Indiana, owned by Lake Erie Land Company (a wholly-owned subsidiary of Development); a waste-to-energy generating plant in Wolverhampton, England, owned by Elm Energy; commercial real estate joint ventures, half-owned by KOGAF Enterprises (a wholly-owned subsidiary of Development) located in Kokomo, Indiana; interests in oil and gas producing properties in Canada owned by SLAKE; and parcels of land for development owned by WWH.

  ELECTRIC. Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kw, two hydroelectric generating plants with net capabilities of 10,000 kw and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw.

  Northern Indiana has 292 substations with an aggregate transformer capacity of 23,030,500 kva. Its transmission system with voltages from 34,500 to 345,000 consists of 3,052 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,835 circuit miles of overhead and 1,423 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 11,422,999 kva and 438,590 electric watt-hour meters.

  GAS. Northern Indiana has an underground storage field at Royal Center and a liquefied natural gas plant in LaPorte County and Kokomo Gas has a liquefied natural gas plant in Howard County, all of which are described under "Item 1. Business-Gas Operations." Northern Indiana has 13,368 miles of gas mains, Kokomo Gas has 752 miles of gas mains and NIFL has 809 miles of gas mains.

  WATER. The Water Utilities' properties consist of land, easements, rights (including water rights), buildings, reservoirs, canal, wells, supply lines, purification plants, pumping stations, transmission and distribution pipes, mains and conduits, meters and other facilities used for the collection, purification and storage of water, and the distribution of water to its customers. The water systems extend from well fields and raw water reservoirs on Cicero Creek and Fall Creek, north and northeast of Indianapolis, and from the intake structure in Indianapolis' Eagle Creek Reservoir, northwest of Indianapolis, to the service connections of the ultimate consumers. The Water Utilities have 27,469 fire hydrants and 3,148 miles of water mains.

  CHARACTER OF OWNERSHIP. Substantially all of the properties of Northern Indiana and IWC are subject to the lien of their respective First Mortgage Indentures. The principal offices and properties of Industries and its subsidiaries are held in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to impair substantially the usefulness of such properties. Many of the offices in various communities served are occupied by subsidiaries of Industries under leases. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction, which it is Industries' practice regularly to pay, as and when due, unless contested in good faith. In general, the electric, gas and water lines and mains are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. Industries does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon or under which its electric, gas and water lines and mains are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric, gas and water lines and mains was made, other than examination, in certain cases, to verify the grantors' ownership and the lien status thereof.

ITEM 3. LEGAL PROCEEDINGS.

  Industries and its subsidiaries are parties to various pending proceedings, including suits and claims against them for personal injury, death and property damage. Such proceedings and suits, and the amounts involved are routine litigation and proceedings for the kinds of businesses conducted by Industries and its subsidiaries, except as described under the captions "NESI Energy Marketing Canada Ltd. Litigation," and "Environmental Matters" in the Notes to Consolidated Financial Statements in Item 8, which notes are incorporated by reference. No other material legal proceedings against Industries or its subsidiaries are pending or, to the knowledge of Industries, contemplated by governmental authorities or other parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None

SUPPLEMENTAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT.

                   YEARS WITH
     NAME      AGE INDUSTRIES          OFFICE(S) HELD IN PAST 5 YEARS
     ----      --- ----------          ------------------------------
Gary L.        58     8       Chairman, President and Chief Executive Officer
 Neale**......                since March 1993.
Stephen P.     54     10      Executive Vice President, Chief Financial Officer
 Adik.........                and Treasurer since April 1994. Senior Vice
                              President, Chief Financial Officer and Treasurer
                              prior thereto.
Patrick J.     56     36      Executive Vice President and Chief Operating
 Mulchay......                Officer at Northern Indiana* since July 1996.
                              Executive Vice President and Chief Operating
                              Officer of Electric Operations at Northern
                              Indiana* from January 1994 to June 1996. Vice
                              President and General Manager of Gas Operations
                              at Northern Indiana* prior thereto.
Jeffrey W.     52     10      Executive Vice President and Chief Operating
 Yundt........                Officer of Energy Services since July 1996.
                              Executive Vice President and Chief Operating
                              Officer of Gas Services from January 1994 to June
                              1996. Vice President prior thereto.
Joseph L.      61     10      Senior Vice President of Major Accounts since
 Turner, Jr...                July 1996. Group Vice President at Northern
                              Indiana* from January 1996 to June 1996. Group
                              Vice President of Industrial Marketing and
                              Economic Development of Northern Indiana* from
                              April 1994 to December 1995. Vice President, and
                              Vice President and General Manager of Corporate
                              Marketing at Northern Indiana* prior thereto.
David A. Kel-  59     6       Vice President of Income Tax Management, and
 ly...........                Executive Vice President and Chief Financial
                              Officer at IWCR* since April 1997. Vice President
                              of Administrative Services at NIPSCO Industries
                              Management Services Company* (NIMSC) from January
                              1997 to March 1997. Vice President of Real Estate
                              and Taxes at Northern Indiana* prior thereto.

                   YEARS WITH
     NAME      AGE INDUSTRIES          OFFICE(S) HELD IN PAST 5 YEARS
     ----      --- ----------          ------------------------------
James K.       44    3        Senior Vice President of Commercial Operations of
 Abcouwer.....                Northern Indiana* since February 1998. Vice
                              President and General Manager of Customer Service
                              and Distribution from July 1996 to January 1998
                              at Northern Indiana*. Vice President of Gas
                              Supply at Northern Indiana from June 1994 to June
                              1996. Vice President of Natural Gas at GSC Energy
                              from August 1993 to June 1994. Director of
                              Natural Gas at Tenneco Gas prior thereto.
James T. Mor-  54    1 (a)    Chairman of the Board, President and Chief
 ris**........                Executive Officer of IWC Resources Corporation*.
Owen C. John-  51    8        Vice President of Human Resources at NIMSC* since
 son, Jr......                July 1996. Prior thereto, Vice President of Human
                              Resources.
Mark T.        43    20       Vice President of Marketing and Sales at NIMSC*
 Maassel......                since July 1996. Vice President of Electric
                              Service and Sales at Northern Indiana* from April
                              1994 to March 1997. Director of Northern Central
                              Region at Northern Indiana* prior thereto.
Arthur A. Pa-  50    28       Controller of NIMSC* since July 1996. Prior
 quin.........                thereto, Controller of Northern Indiana*.
Francis P.     53    17       Treasurer of Northern Indiana* and Treasurer of
 Girot, Jr....                NIMSC* since July 1996.

--------
*Subsidiary of Industries.
**Also a Director.
(a) Industries acquired IWCR in March 1997.

  The terms of office of executive officers of Industries are established by Industries' Board of Directors (Board) each year, and each officer serves until the next annual meeting of the Board and/or until his/her successor is duly elected. Throughout the past five years, each of the executive officers of Industries has been continuously in the business of Industries or its subsidiaries, except for Mr. Abcouwer .

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Industries' common shares are listed and traded on the New York, Chicago and Pacific exchanges. The table below indicates the high and low sales price of Industries' common shares, on the composite tape, during the periods indicated. On December 16, 1997, the Board of Directors authorized a two-for-one split of Industries' common stock. Shareholders received one additional common share for each common share held. The stock split was paid February 20, 1998, to shareholders of record at the close of business on January 30, 1998. The common share cash dividend paid February 20, 1998 was payable on pre-split common shares. The sales prices and common dividends reported have been restated to reflect the two-for-one stock split.

                                                   1997              1996
                                             ----------------- -----------------
                                               HIGH     LOW      HIGH     LOW
                                             -------- -------- -------- --------
      First Quarter......................... 20 1/8   19       19 9/16  17 15/16
      Second Quarter........................ 21 1/8   19 7/16  20 1/8   17 5/8
      Third Quarter......................... 21 9/32  20 11/32 20 1/8   17 7/8
      Fourth Quarter........................ 24 15/16 21 1/16  19 15/16 17 15/16

  As of February 26, 1998, Industries had 37,441 common shareholders of record.

  The policy of the Board has been to declare dividends on a quarterly basis payable on or about the 20th day of February, May, August and November, Industries paid quarterly common dividends of $0.21 per share during 1996 and quarterly common dividends of $0.225 per share during 1997. At its December 16, 1997 meeting, the Board increased the quarterly common dividend to $0.24 per share, payable February 20, 1998.

  Holders of Industries' common shares are entitled to receive dividends when, as and if declared by the Board out of funds legally available therefor. Although the Board currently intends to consider the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of Northern Indiana and other subsidiaries, their financial condition, cash requirements, any restrictions in financing agreements and other factors deemed relevant by the Board. During the next few years, it is expected that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana.

  The following limitations on payment of dividends and issuance of preferred stock apply to Northern Indiana:

  When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 1997, Northern Indiana has approximately $146.3 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

  So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available therefore for the preceding calendar year unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 1997, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 42% of the total capitalization including surplus.

  In connection with the foregoing discussion, see "Common Share Dividend" in the Notes to Consolidated Financial Statements in Item 8, which note is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA.

                                        YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                            1997       1996       1995       1994       1993
                         ---------- ---------- ---------- ---------- ----------
Operating revenues
 (000's)................ $2,586,541 $1,987,948 $1,769,308 $1,768,029 $1,737,259
Net income (000's)...... $  190,849 $  176,734 $  175,465 $  163,987 $  156,140
Earnings per average
 common share--basic....      $1.54      $1.44      $1.36      $1.24      $1.15
Earnings per average
 common share--diluted..      $1.53      $1.43      $1.35      $1.23      $1.15
Total assets (000's).... $4,937,033 $4,288,883 $3,999,520 $3,947,138 $3,912,324
Long-term obligations
 and redeemable
 preferred stock
 (000's)................ $1,726,766 $1,188,352 $1,274,379 $1,281,395 $1,295,962
Cash dividends declared
 per common share.......     $0.915     $0.855     $0.795     $0.735     $0.675

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information regarding results of operations, liquidity and capital resources, environmental matters and competition is reported in the 1997 Annual Report to Shareholders under "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated by reference (see Exhibit 13).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Information regarding market risk is reported in the 1997 Annual Report to Shareholders under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Sensitive Instruments and Positions", which information is incorporated by reference (see Exhibit 13).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            NIPSCO INDUSTRIES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                           YEAR ENDED DECEMBER 31,
                              --------------------------------------------------
                                    1997             1996             1995
                              ---------------- ---------------- ----------------
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Revenues:
  Gas.......................  $        807,239 $        799,395 $        691,402
  Electric..................         1,017,083        1,022,231        1,030,923
  Water.....................            60,743              --               --
  Products and Services.....           701,476          166,322           46,983
                              ---------------- ---------------- ----------------
                                     2,586,541        1,987,948        1,769,308
                              ---------------- ---------------- ----------------
Cost of Sales:
  Gas costs.................           495,287          483,777          399,113
  Fuel for electric
   generation...............           238,548          233,215          242,337
  Power purchased...........            37,274           53,751           43,681
  Products and Services.....           604,505          101,240            9,357
                              ---------------- ---------------- ----------------
                                     1,375,614          871,983          694,488
                              ---------------- ---------------- ----------------
Operating Margin............         1,210,927        1,115,965        1,074,820
                              ---------------- ---------------- ----------------
Operating Expenses and Taxes
 (except income):
  Operation.................           390,253          346,059          332,938
  Maintenance...............            76,552           74,101           78,828
  Depreciation and
   amortization.............           249,804          233,993          206,959
  Taxes (except income).....            83,765           75,504           74,218
                              ---------------- ---------------- ----------------
                                       800,374          729,657          692,943
                              ---------------- ---------------- ----------------
Operating Income............           410,553          386,308          381,877
                              ---------------- ---------------- ----------------
Other Income (Deductions)...            14,619           11,986            1,471
                              ---------------- ---------------- ----------------
Interest and Other Charges:
  Interest on long-term
   debt.....................           105,498           85,382           82,655
  Other interest............            10,391           15,736            9,883
  Amortization of premium,
   reacquisition premium,
   discount and expense on
   debt, net................             4,718            4,605            4,402
  Dividend requirements on
   preferred stocks of
   subsidiaries.............             8,691            8,712            9,046
                              ---------------- ---------------- ----------------
                                       129,298          114,435          105,986
                              ---------------- ---------------- ----------------
Income Taxes................           105,025          107,125          101,897
                              ---------------- ---------------- ----------------
Net Income..................           190,849          176,734          175,465
                              ---------------- ---------------- ----------------
Dividend requirements on
 preferred shares...........               --               119            3,063
                              ---------------- ---------------- ----------------
Balance available for common
 shareholders...............  $        190,849 $        176,615 $        172,402
                              ================ ================ ================
Average common shares
 outstanding--basic*........       123,849,126      122,381,500      126,562,354
Basic earnings per average
 common share*..............  $           1.54 $           1.44 $           1.36
                              ================ ================ ================
Diluted earnings per average
 common share*..............  $           1.53 $           1.43 $           1.35
                              ================ ================ ================
Dividends declared per
 common share*..............  $          0.915 $          0.855 $          0.795
                              ================ ================ ================

--------
*  Amounts have been restated to reflect two-for-one stock split.

  The accompanying notes to consolidated financial statements are an integral part of this statement.

                            NIPSCO INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                             DECEMBER 31,
                                                         ---------------------
                                                            1997       1996
                                                         ---------- ----------
                                                              (DOLLARS IN
                                                              THOUSANDS)
ASSETS
Property, Plant and Equipment:
Utility Plant, at original cost (including construction
 work in progress of $188,710 and $166,812,
 respectively):
   Electric............................................. $4,066,568 $4,050,084
   Gas..................................................  1,395,140  1,344,230
   Water................................................    603,013        --
   Common...............................................    351,350    346,636
                                                         ---------- ----------
                                                          6,416,071  5,740,950
   Less--Accumulated provision for depreciation and
    amortization........................................  2,759,945  2,546,162
                                                         ---------- ----------
     Total utility plant................................  3,656,126  3,194,788
                                                         ---------- ----------
Other property, at cost, less accumulated provision for
 depreciation...........................................     96,028    147,370
                                                         ---------- ----------
     Total Property, Plant and Equipment................  3,752,154  3,342,158
                                                         ---------- ----------
Investments:
 Investments, at equity.................................     82,855     52,260
 Investments, at cost...................................     31,771     30,424
 Other investments......................................     24,499     20,090
                                                         ---------- ----------
     Total Investments..................................    139,125    102,774
                                                         ---------- ----------
Current Assets:
 Cash and cash equivalents..............................     30,780     26,333
 Accounts receivable, less reserve of $5,887 and
  $5,569, respectively..................................    231,580    165,441
 Other receivables......................................    107,231     42,184
 Fuel adjustment clause.................................      2,679      9,149
 Gas cost adjustment clause.............................     89,991    100,214
 Materials and supplies, at average cost................     60,085     59,859
 Electric production fuel, at average cost..............     18,837     26,483
 Natural gas in storage.................................     61,436     65,093
 Prepayments and other..................................     28,089     28,491
                                                         ---------- ----------
     Total current assets...............................    630,708    523,247
                                                         ---------- ----------
Other Assets:
 Regulatory assets......................................    211,513    236,205
 Intangible assets, less accumulated provision for
  amortization..........................................     68,175        --
 Prepayments and other..................................    135,358     84,499
                                                         ---------- ----------
     Total other assets.................................    415,046    320,704
                                                         ---------- ----------
                                                         $4,937,033 $4,288,883
                                                         ========== ==========
CAPITALIZATION AND LIABILITIES
Capitalization (see page 20):
 Common shareholders' equity (see page 23).............. $1,264,788 $1,100,501
 Preferred stocks--
   Northern Indiana Public Service Company:
     Series without mandatory redemption provisions.....     81,123     81,126
     Series with mandatory redemption provisions........     58,841     61,246
   Indianapolis Water Company:
     Series without mandatory redemption provisions.....      4,497        --
 Long-term debt, excluding amounts due within one year..  1,667,925  1,127,106
                                                         ---------- ----------
     Total capitalization...............................  3,077,174  2,369,979
                                                         ---------- ----------
Current Liabilities:
 Current portion of long-term debt......................     54,621    146,052
 Short-term borrowings..................................    212,639    425,985
 Accounts payable.......................................    226,751    251,730
 Dividends declared on common and preferred stocks......     30,784     28,308
 Customer deposits......................................     22,091     17,580
 Taxes accrued..........................................     77,573     78,723
 Interest accrued.......................................     19,124      7,557
 Accrued employment costs...............................     58,799     44,186
 Other accruals.........................................     47,930     31,882
                                                         ---------- ----------
     Total current liabilities..........................    750,312  1,032,003
                                                         ---------- ----------
Other:
 Deferred income taxes..................................    651,815    602,745
 Deferred investment tax credits, being amortized over
  life of related property..............................    105,538    108,258
 Deferred credits.......................................     73,715     37,338
 Customer advances and contributions in aid of
  construction..........................................    110,145     15,830
 Accrued liability for postretirement benefits..........    132,919    109,429
 Other noncurrent liabilities...........................     35,415     13,301
                                                         ---------- ----------
     Total other........................................  1,109,547    886,901
                                                         ---------- ----------
Commitments and Contingencies (see notes)...............
                                                         $4,937,033 $4,288,883
                                                         ========== ==========

                The accompanying notes to consolidated financial
               statements are an integral part of this statement.

                            NIPSCO INDUSTRIES, INC.

                    CONSOLIDATED STATEMENT OF CAPITALIZATION

                                                       DECEMBER 31,
                                             ----------------------------------
                                                   1997              1996
                                             ----------------  ----------------
                                                  (DOLLARS IN THOUSANDS)
Common shareholders' equity (see page 23)..  $1,264,788  41.1% $1,100,501  46.4%
                                             ----------        ----------
Preferred Stocks, which are redeemable
 solely at option of issuer:
  Northern Indiana Public Service Company--
    Cumulative preferred stock--
     $100 par value--
      4 1/4% series--209,118 and 209,145
       shares outstanding, respectively....      20,912            20,915
      4 1/2% series--79,996 shares
       outstanding.........................       8,000             8,000
      4.22% series--106,198 shares
       outstanding.........................      10,620            10,620
      4.88% series--100,000 shares
       outstanding.........................      10,000            10,000
      7.44% series--41,890 shares
       outstanding.........................       4,189             4,189
      7.50% series--34,842 shares
       outstanding.........................       3,484             3,484
      Premium on preferred stock...........         254               254
    Cumulative preferred stock--no par
     value--
      Adjustable Rate (6.00% at December
       31, 1997)--Series A (stated value--
       $50 per share), 473,285 shares
       outstanding.........................      23,664            23,664
                                             ----------        ----------
                                                 81,123   2.6%     81,126   3.4%
                                             ----------        ----------
Redeemable Preferred Stocks, subject to
 mandatory redemption requirements or whose
 redemption is outside the control of
 issuer:
  Northern Indiana Public Service Company--
    Cumulative preferred stock--
     $100 par value--
      8.85% series--62,500 and 75,000
       shares outstanding, respectively....       6,250             7,500
      7 3/4% series--38,906 and 44,460
       shares outstanding, respectively....       3,891             4,446
      8.35% series--57,000 and 63,000
       shares outstanding, respectively....       5,700             6,300
    Cumulative preferred stock--no par
     value--
      6.50% series--430,000 shares
       outstanding.........................      43,000            43,000
                                             ----------        ----------
                                                 58,841   1.9%     61,246   2.6%
                                             ----------        ----------
  Indianapolis Water Company--
    Cumulative preferred stock--
     $100 par value--
    Rates ranging from 4.00% to 5.00%
      44,966 shares outstanding............       4,497   0.2%        --    --
                                             ----------        ----------
Long-term debt (see page 21)...............   1,667,925  54.2%  1,127,106  47.6%
                                             ---------- -----  ---------- -----
      Total capitalization.................  $3,077,174 100.0% $2,369,979 100.0%
                                             ========== =====  ========== =====

  The accompanying notes to consolidated financial statements are an integral part of this statement.

                            NIPSCO INDUSTRIES, INC.

                    CONSOLIDATED STATEMENT OF LONG-TERM DEBT

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
                                                             (DOLLARS IN
                                                             THOUSANDS)
Northern Indiana Public Service Company:
  First mortgage bonds--
    Series P, 6 7/8%--due October 1, 1998.............. $      --   $   14,509
    Series T, 7 1/2%--due April 1, 2002................     39,500      40,000
    Series NN, 7.10%--due July 1, 2017.................     55,000      55,000
                                                        ----------  ----------
      Total............................................     94,500     109,509
                                                        ----------  ----------
  Pollution control notes and bonds--
    Series A note--City of Michigan City--
     5.70% due October 1, 2003.........................     18,000      19,000
    Series 1988 Bonds--Jasper County--Series A, B and C
     3.81% weighted average at December 31, 1997, due
     November 1, 2016..................................    130,000     130,000
    Series 1988 Bonds--Jasper County--Series D
     3.78% weighted average at December 31, 1997, due
     November 1, 2007..................................     24,000      24,000
    Series 1994 Bonds--Jasper County--Series A
     4.25% at December 31, 1997, due August 1, 2010....     10,000      10,000
    Series 1994 Bonds--Jasper County--Series B
     4.25% at December 31, 1997, due June 1, 2013......     18,000      18,000
    Series 1994 Bonds--Jasper County--Series C
     4.25% at December 31, 1997, due April 1, 2019.....     41,000      41,000
                                                        ----------  ----------
      Total............................................    241,000     242,000
                                                        ----------  ----------
  Medium-term notes--
    Issued at interest rates between 6.10% and 7.69%,
     with a weighted average interest rate of 7.00% and
     various maturities between April 5, 2000 and
     August 4, 2027....................................    748,025     644,025
                                                        ----------  ----------
  Unamortized premium and discount on long-term debt,
   net.................................................     (4,029)     (3,526)
                                                        ----------  ----------
      Total long-term debt of Northern Indiana Public
       Service Company.................................  1,079,496     992,008
                                                        ----------  ----------
Indianapolis Water Company:
  First mortgage bonds--
    Series 5.20%--due May 1, 2001......................     11,600         --
    Series 8.00%--due December 15, 2001................      3,000         --
    Series 7 7/8%--due March 1, 2019...................     40,000         --
    Series 9.83%--due June 15, 2019....................      5,000         --
    Series 6.10%--due December 1, 2022.................      5,000         --
    Series 8.19%--due December 1, 2022.................     10,000         --
    Series 5.85%--due September 1, 2025................     18,000         --
                                                        ----------  ----------
      Total long-term debt of Indianapolis Water
       Company.........................................     92,600         --
                                                        ----------  ----------
IWC Resources Corporation:
  Senior Note Payable--6.31% due March 15, 2001........     14,000         --
  Variable Bank Loan--6.50% due August, 2003...........      5,600         --
                                                        ----------  ----------
      Total long-term debt of IWC Resources
       Corporation.....................................     19,600         --
                                                        ----------  ----------
NIPSCO Capital Markets, Inc.:
  Subordinated Debentures--Series A, 7 3/4%, due March
   31, 2026............................................     75,000      75,000
  Senior Notes Payable--6.78%, due December 1, 2027....     75,000         --
  Medium-term notes--Issued at interest rates between
   7.38% and 7.99%, with a weighted average interest
   rate of 7.66% and various maturities between April
   1, 2004 and May 5, 2027.............................    300,000         --
                                                        ----------  ----------
      Total long-term debt of NIPSCO Capital Markets,
       Inc.............................................    450,000      75,000
NIPSCO Development Company, Inc.:
  Lake Erie Land Company--Notes Payable--9.00%--due
   July 7, 2004........................................      2,637         100
  Elm Energy and Recycling (UK), Ltd. Term Loan
   Facility............................................        --       40,576
  NDC Douglas Properties, Inc.--Notes Payable--
    Interest rates between 6.72% and 8.15% with a
     weighted average interest rate of 7.75% and
     maturities through April 1, 2006..................     23,592      19,422
                                                        ----------  ----------
      Total long-term debt of NIPSCO Development
       Company, Inc....................................     26,229      60,098
                                                        ----------  ----------
      Total long-term debt, excluding amounts due
       within one year................................. $1,667,925  $1,127,106
                                                        ==========  ==========

  The accompanying notes to consolidated financial statements are an integral part of this statement.

                            NIPSCO INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1997         1996         1995
                                          -----------  -----------  -----------
                                                (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income............................  $   190,849  $   176,734  $   175,465
Adjustments to reconcile net income to
 net cash:
  Depreciation and amortization.........      249,804      233,993      206,959
  Deferred federal and state operating
   income taxes, net....................       (1,467)      21,126       (1,480)
  Deferred investment tax credits, net..       (7,376)      (7,408)      (7,515)
  Advance contract payment..............        1,900      (17,100)         --
  Change in certain assets and
   liabilities--*
    Accounts receivable, net............      (37,369)     (45,037)     (22,609)
    Other receivables...................      (65,047)     (30,778)     (11,406)
    Electric production fuel............        7,646      (12,225)       4,089
    Natural gas in storage..............        3,657       (4,209)      16,910
    Accounts payable....................      (18,567)      81,013       (8,481)
    Taxes accrued.......................        3,389       17,002       (9,202)
    Fuel adjustment clause..............        6,470        1,152       (8,687)
    Gas cost adjustment clause..........       10,223      (98,791)      24,549
    Accrued employment costs............       12,135       (2,509)       2,884
    Other accruals......................       11,994      (13,503)      22,723
  Other, net............................       60,216        2,525        5,833
                                          -----------  -----------  -----------
      Net cash provided by operating
       activities.......................      428,457      301,985      390,032
                                          -----------  -----------  -----------
Cash flows provided by (used in)
 investing activities:
  Utility construction expenditures.....     (218,931)    (207,881)    (192,966)
  Acquisition of IWC Resources, net of
   cash acquired........................     (288,932)         --           --
  Proceeds from disposition of assets...       35,993       11,049        3,995
  Proceeds from settlement of
   litigation...........................       41,069          --           --
  Other, net............................      (60,461)     (19,243)     (54,284)
                                          -----------  -----------  -----------
      Net cash used in investing
       activities.......................     (491,262)    (216,075)    (243,255)
                                          -----------  -----------  -----------
Cash flows provided by (used in)
 financing activities:
  Issuance of long-term debt............      658,232       78,366      179,555
  Issuance of short-term debt...........    1,029,508    1,582,210    1,290,973
  Net change in commercial paper........     (224,645)     191,705      (84,600)
  Retirement of long-term debt..........     (324,604)     (89,792)    (122,105)
  Retirement of short-term debt.........   (1,042,224)  (1,609,734)  (1,252,250)
  Retirement of preferred shares........       (2,408)     (37,604)      (7,095)
  Issuance of common shares.............      218,566        5,716        7,389
  Acquisition of treasury shares........     (133,077)    (105,498)     (69,183)
  Cash dividends paid on common shares..     (111,593)    (103,190)     (99,043)
  Cash dividends paid on preferred
   shares...............................          --          (766)      (3,063)
  Other, net............................         (503)         514          700
                                          -----------  -----------  -----------
      Net cash provided by (used in)
       financing activities.............       67,252      (88,073)    (158,722)
                                          -----------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents............................        4,447       (2,163)     (11,945)
Cash and cash equivalents at beginning
 of period..............................       26,333       28,496       40,441
                                          -----------  -----------  -----------
Cash and cash equivalents at end of
 period.................................  $    30,780  $    26,333  $    28,496
                                          ===========  ===========  ===========

--------
*  Net of effect from purchase of IWC Resources Corporation.

  The accompanying notes to consolidated financial statements are an integral part of this statement.

                            NIPSCO INDUSTRIES, INC.

             CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                               DOLLARS IN THOUSANDS                                      SHARES
                      -------------------------------------------------------------------------  -----------------------
                                           ADDITIONAL                        CURRENCY
                                   COMMON   PAID-IN   RETAINED   TREASURY   TRANSLATION            COMMON     TREASURY
                        TOTAL      SHARES   CAPITAL   EARNINGS    SHARES    ADJUSTMENT   OTHER     SHARES*     SHARES*
                      ----------  -------- ---------- ---------  ---------  ----------- -------  ----------- -----------
Balance, January 1,
 1995...............  $1,107,848  $870,930  $29,657   $ 446,928  $(237,193)   $(1,504)  $  (970) 147,784,218 (19,973,440)
Net income..........     175,465                        175,465
Dividends:
 Preferred shares...      (3,063)                        (3,063)
 Common shares......    (100,232)                      (100,232)
Treasury shares
 acquired...........     (69,183)                                  (69,183)                                   (4,115,330)
Issued:
 Employee stock
  purchase plan.....         604                301                    303                                        38,044
 Long-term incentive
  plan..............       6,785              1,656                 12,850               (7,721)               1,025,700
Unrealized gain on
 available for sale
 securities.........       1,669                                                          1,669
Amortization of
 unearned
 compensation.......       2,413                                                          2,413
Other...............         (91)               596        (261)                 (426)
                      ----------  --------  -------   ---------  ---------    -------   -------  ----------- -----------
Balance, December
 31, 1995...........  $1,122,215  $870,930  $32,210   $ 518,837  $(293,223)   $(1,930)  $(4,609) 147,784,218 (23,025,026)
                      ----------  --------  -------   ---------  ---------    -------   -------  ----------- -----------
Net income..........     176,734                        176,734
Dividends:
 Preferred shares...        (119)                          (119)
 Common shares......    (103,981)                      (103,981)
Treasury shares
 acquired...........    (105,498)                                 (105,498)                                   (5,587,208)
Issued:
 Employee stock
  purchase plan.....         783                454                    329                                        41,338
 Long-term incentive
  plan..............       5,011                186                  5,397                 (572)                 398,000
Unrealized gain on
 available for sale
 securities.........       1,079                                                          1,079
Amortization of
 unearned
 compensation.......       2,570                                                          2,570
Other...............       1,707                 18        (101)                1,790
                      ----------  --------  -------   ---------  ---------    -------   -------  ----------- -----------
Balance, December
 31, 1996...........  $1,100,501  $870,930  $32,868   $ 591,370  $(392,995)   $  (140)  $(1,532) 147,784,218 (28,172,896)
                      ----------  --------  -------   ---------  ---------    -------   -------  ----------- -----------
Net income..........     190,849                        190,849
Dividends:
 Common shares......    (114,303)                      (114,303)
Treasury shares
 acquired...........    (133,077)                                 (133,077)                                   (6,536,928)
Issued:
 IWC Resources
  Corporation
  acquisition.......     207,417             55,008                152,409                                    10,580,764
 Acquisition of
  minority interest.       5,469              1,351                  4,118                                       270,064
 Employee stock
  purchase plan.....         697                424                    273                                        34,376
 Long-term incentive
  plan..............       5,004                118                  5,329                 (443)                 353,066
Unrealized gain on
 available for sale
 securities.........       1,689                                                          1,689
Amortization of
 unearned
 compensation.......       2,099                                                          2,099
Other...............      (1,557)                (1)       (126)               (1,430)
                      ----------  --------  -------   ---------  ---------    -------   -------  ----------- -----------
Balance, December
 31, 1997...........  $1,264,788  $870,930  $89,768   $ 667,790  $(363,943)   $(1,570)  $ 1,813  147,784,218 (23,471,554)
                      ==========  ========  =======   =========  =========    =======   =======  =========== ===========

-------
*  Amounts restated to reflect two-for-one stock split.

                            NIPSCO INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HOLDING COMPANY STRUCTURE

  NIPSCO Industries, Inc. (Industries) is an energy/utility-based holding company providing electric energy, natural gas and water to the public through its six wholly-owned regulated subsidiaries (Utilities): Northern Indiana Public Service Company (Northern Indiana); Kokomo Gas and Fuel Company (Kokomo
Gas); Northern Indiana Fuel and Light Company, Inc. (NIFL); Crossroads Pipeline Company (Crossroads); Indianapolis Water Company (IWC); and Harbour Water Corporation (Harbour). Industries' regulated gas and electric subsidiaries (Northern Indiana, Kokomo Gas, NIFL and Crossroads) are referred to as "Energy Utilities"; and regulated water subsidiaries (IWC and Harbour) are referred to as "Water Utilities."

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

  Industries also provides non-regulated energy/utility-related services including energy marketing and trading; power generation; gas transmission, supply and storage; installation, repair and maintenance of underground pipelines; utility line locating and marking; and related products targeted at customer segments principally through the following wholly-owned subsidiaries:
NIPSCO Development Company, Inc. (Development); NIPSCO Energy Services, Inc. (Services); Primary Energy, Inc. (Primary); Miller; and SM&P. NIPSCO Capital Markets, Inc. (Capital Markets) handles financing for Industries and its subsidiaries, other than Northern Indiana. These subsidiaries are referred to collectively as "Products and Services."

  On December 18, 1997, Industries and Bay State Gas Company signed a definitive merger agreement under which Industries will acquire all of the common stock of Bay State Gas Company in a stock-for-stock transaction. Refer to Purchase of Bay State Gas Company in Notes to Consolidated Financial Statements for a more detailed discussion of the proposed acquisition.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

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

  The accompanying consolidated financial statements of Industries include nine months of operating results for IWCR for the period ended December 31, 1997.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            NIPSCO INDUSTRIES, INC.

 Operating Revenues

  Utility revenues are recorded based on estimated service rendered, but are billed to customers monthly on a cycle basis. Energy marketing revenues are recognized as the related commodity is delivered to customers. Construction revenues are recognized on the percentage of completion method whereby revenues are recognized in proportion to costs incurred over the life of each project. Industries records provisions for losses on construction contracts, if any, in the period in which such losses become probable.

 Depreciation and Maintenance

  The Energy Utilities provide depreciation on a straight-line method over the remaining service lives of the electric, gas and common properties. The weighted average provisions, as a percentage of the cost of original depreciable utility plant, were approximately 4.3% for 1997, 4.2% for 1996 and 4.1% for 1995.

  The Water Utilities provide depreciation on the original cost of utility plant in service using a composite annual rate of 1.9% for 1997.

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

 Amortization of Software Costs

  Industries has capitalized software relating to various technology functions. At the date of installation, Industries estimates that the specific software will have a useful life between five and ten years. The FERC prescribes certain amortization periods, and Industries' management has determined that, on average, these are reasonable useful life estimates for the portfolio of capitalized software. The Energy Utilities include these amortization estimates, based on useful life, in their quarterly filings with the Indiana state regulatory commission.

 Plant Acquisition Adjustments

  Utility plant includes amounts representing the excess of purchase price over underlying book values associated with the acquisitions of Kokomo Gas, NIFL, IWC and Harbour. These amounts are $197.7 million (see Purchase of IWC Resources Note) and $40.6 million at December 31, 1997 and December 31, 1996, respectively, and are being amortized over a forty-year period from the respective dates of acquisition.

 Intangible Assets

  The excess of cost over the fair value of the net assets of non-utility subsidiaries acquired is stated as goodwill and is being amortized on a straight-line basis over a weighted average period of 34 years. Other intangible assets approximating $7.7 million are being amortized over a period of eight years. Industries assesses the recoverability of its intangible assets on a periodic basis to

                            NIPSCO INDUSTRIES, INC.

confirm that expected future cash flows will be sufficient to support the recorded intangible assets. Accumulated amortization of intangibles at December 31, 1997, was approximately $1.1 million.

 Coal Reserves

  Northern Indiana has a long-term mining contract to mine its coal reserves through the year 2001. The costs of these reserves are being recovered through the rate-making process as such coal reserves are used to produce electricity.

 Power Purchased

  Power purchases and net interchange power with other electric utilities under interconnection agreements are included in Cost of Sales under the caption "Power purchased."

 Accounts Receivable

  At December 31, 1997, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 2002.

 Customer Advances and Contributions in Aid of Construction

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

 Statement of Cash Flows

  For purposes of the Consolidated Statement of Cash Flows, Industries considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

  Cash paid during the periods reported for income taxes and interest was as follows:

                                                        1997    1996     1995
                                                      -------- ------- --------
                                                           (IN THOUSANDS)
      Income taxes................................... $116,849 $75,795 $117,940
      Interest, net of amounts capitalized...........  102,361  87,281   89,321

 Fuel Adjustment Clause

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

                            NIPSCO INDUSTRIES, INC.

 Gas Cost Adjustment Clause

  All metered gas rates contain an adjustment factor which reflects the cost of purchased gas, contracted gas storage and storage transportation charges. The Energy Utilities record any under-recovery or over-recovery as a current asset or current liability until such time as it is billed or refunded to their customers. The gas cost adjustment factor for Northern Indiana is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. The gas cost adjustment factors for Kokomo Gas and NIFL are subject to semi-annual hearings by the Commission and remain in effect for a six-month period. If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three- or six-month period will be included in a future filing. See "FERC Order No. 636" for a discussion of gas transition cost charges.

 Natural Gas in Storage

  Northern Indiana's natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in December 1997 and 1996 the estimated replacement cost of gas in storage (current and non-current) at December 31, 1997 and 1996 exceeded the stated LIFO cost by approximately $42 million and $96 million, respectively. Certain other subsidiaries of Industries have natural gas in storage valued at average cost.

 Hedging Activities

  Industries utilizes a variety of commodity-based derivative financial instruments to reduce the price risk inherent in its natural gas and electric power marketing activities. The gains and losses on these derivative financial instruments are deferred (Other Current Assets or Other Current Liabilities) pursuant to an identified risk reduction strategy. Such deferrals are recognized in income concurrent with the disposition of the underlying physical commodity. In certain circumstances, a derivative financial instrument will serve to hedge the acquisition cost of gas injected into storage. In this situation, the gain or loss on the derivative financial instrument is deferred as part of the cost basis of gas in storage and recognized upon the ultimate disposition of the natural gas. If a derivative financial instrument contract is terminated early because it is probable that a transaction or anticipated transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative financial instrument contract is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the associated transaction or anticipated transaction affects earnings.

  Industries' gas subsidiaries use commodity futures contracts, options and swaps to hedge the impact of natural gas price fluctuations related to its business activities, including price risk related to the physical location of the natural gas (basis risk). As of December 31, 1997, Industries had open derivative financial instruments representing hedges of natural gas sales of
8.9 billion cubic feet (Bcf), natural gas purchases and inventories of 13.4 Bcf and net basis differentials of 33.4 Bcf. The net deferred loss on these derivative financial instruments as of December 31, 1997 was not material.

  Industries purchases options to hedge price risk associated with a portion of its fixed price purchase and sale commitments related to electricity. The deferred premiums paid on these options as of December 31, 1997 were not material.

  Refer to "Market Risk Sensitive Instruments and Positions" in Management's Discussion and Analysis of Financial Condition and Results of Operations. See Industries Form 8-K, pages 8-9.

                            NIPSCO INDUSTRIES, INC.

 Impact of Accounting Standards

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

 Regulatory Assets

  The Utilities' operations are subject to the regulation of the Commission and, in the case of the Energy Utilities, the Federal Energy Regulatory Commission (FERC). Accordingly, the Utilities' accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The Utilities monitor changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of their operations. As of December 31, 1997 and December 31, 1996, the regulatory assets identified below represent probable future revenue to the Utilities associated with certain incurred costs as these costs are recovered through the rate-making process. Regulatory assets were comprised of the following items:

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
                                                           (IN THOUSANDS)
      Unamortized reacquisition premium on debt (See
       Long-Term Debt note)..........................   $ 46,748     $ 50,262
      Unamortized R. M. Schahfer Unit 17 and Unit 18
       carrying charges and deferred depreciation
       (See below)...................................     66,546       70,763
      Bailly scrubber carrying charges and deferred
       depreciation (See below)......................      9,880       10,816
      Deferral of SFAS No. 106 expense not recovered
       (See Postretirement Benefits note)............     87,653       87,557
      FERC Order No. 636 transition costs (See FERC
       Order No. 636 note)...........................     28,744       47,399
      Regulatory income tax asset, net...............      6,941        4,736
      Other..........................................      4,261          --
                                                        --------     --------
                                                         250,773      271,533
                                                        --------     --------
      Less: Current portion of regulatory assets.....     39,260       35,328
                                                        --------     --------
                                                        $211,513     $236,205
                                                        ========     ========

  If a portion of the Utilities' operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period.

 Carrying Charges and Deferred Depreciation

  Upon completion of R. M. Schahfer Units 17 and 18, Northern Indiana capitalized the carrying charges and deferred depreciation in accordance with orders of the Commission until the

                            NIPSCO INDUSTRIES, INC.

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

 Allowance for Funds Used During Construction

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

  At January 1, 1995, a pretax rate of 6.0% for all construction was being used; effective January 1, 1996, the rate decreased to 5.5% and effective January 1, 1997, the rate remained at 5.5%.

 Foreign Currency Translation

  Translation gains or losses are based upon the end-of-period exchange rate and are recorded as a separate component of common shareholders' equity.

 Investments In Real Estate

  Development invests in a series of affordable housing projects within the Utilities' service territory. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Development accounts for these investments using the equity method. Investments, at equity, include $30.1 million and $24.1 million relating to affordable housing projects at December 31, 1997 and December 31, 1996, respectively.

 Income Taxes

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

RESOLUTION OF TAX MATTER

  In 1991, the Internal Revenue Service (IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17 1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS maintained that interest paid on the Notes should have been subject to United States tax withholding. Northern Indiana challenged the assessment in the United States Tax Court (Tax Court) and the

                            NIPSCO INDUSTRIES, INC.

Tax Court ruled in favor of Northern Indiana, finding that the interest paid on the Notes was not subject to United States tax withholding. The IRS appealed the Tax Court's decision to the U. S. Court of Appeals for the Seventh Circuit (Court of Appeals) and Northern Indiana filed a cross appeal. On June 6, 1997, the Court of Appeals issued an order affirming in full the favorable Tax Court order. The IRS did not appeal the decision of the Court of Appeals.

RESOLUTION OF ELM ENERGY AND RECYCLING (UK) LTD. LITIGATION

  Development is an 85% shareholder in Elm Energy and Recycling (UK) Ltd.
(Elm), which owns and operates a tire-fueled electric generating plant in Wolverhampton, England (Project). In 1995, the Project failed certain performance and reliability tests which had been established under a contract between Elm and TBV Power Limited (TBV), a company jointly owned by subsidiaries of the Tarmac PLC Group and Black & Veatch. Elm "rejected" the Project in accordance with the contract, and the independent Project engineer then certified that 29.6 million British Pounds Sterling (approximately $48.9 million at December 31, 1997) were to be reimbursed by TBV to Elm. TBV filed suit in the English courts to enjoin enforcement of the decision and to allege certain breaches of the underlying construction contract. Elm counterclaimed, and Elm and Development also sought additional remedies at law, in both the United States and the United Kingdom, for damages and/or sanctions against TBV, Tarmac PLC Group, Black & Veatch and its chairman. Black & Veatch counterclaimed against Elm and Development.

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

NESI ENERGY MARKETING CANADA LTD. LITIGATION

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

                            NIPSCO INDUSTRIES, INC.

FERC ORDER NO. 636

  The Energy Utilities have recorded approximately $138 million of interstate pipeline transition costs since December 1993 to reflect the impact of FERC Order No. 636, a majority of which costs have been paid to the pipeline suppliers. The Energy Utilities expect that additional transition costs will not be significant. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

ENVIRONMENTAL MATTERS

  The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. The Utilities intend to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of approximately $20 million to cover probable corrective actions as of December 31, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Industries.

  Because of major investments made in modern environmental control facilities and the use of low-sulfur coal, all of Northern Indiana's electric production facilities now comply with the specific sulfur dioxide limitations contained in the acid deposition provisions of the Clean Air Act Amendments of 1990
(CAAA). Reflecting this compliance, on December 31, 1997, Indiana Department of Environmental Management (IDEM) issued the Phase II Acid Rain permits for all four of Northern Indiana's electric generating stations. As discussed below, however, other provisions of the CAAA impose additional requirements on Northern Indiana.

  On December 19, 1996, the Environmental Protection Agency (EPA) promulgated rules for Phase II of the Acid Rain nitrogen oxides (NOx) reduction program. For Phase I, during the summer of 1997, the EPA formally approved the Acid Rain Early Election permits for the pulverized coal units at D. H. Mitchell and R. M. Schahfer stations. The permits establish the Phase I limits for the NOx emissions on these units until 2007. On December 23, 1997, Northern Indiana submitted an Acid Rain Phase II NOx Compliance Plan to IDEM which included additional controls for two cyclone fired boilers and a plan for emission averaging to achieve the NOx limits for the system by 2000. Northern Indiana plans a project to demonstrate a cost effective combustion control technique on the Unit 12 cyclone fired boiler at Michigan City during 1998. The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants which may require significant capital expenditures for control of these emissions. Northern Indiana cannot predict what these requirements will be or the costs of complying with these potential requirements.

  On October 10, 1997, the EPA proposed a rule under the nonattainment provisions of the CAAA to reduce emissions transported across state boundaries that allegedly are contributing to nonattainment of the one hour ozone standard in downwind states. Because NOx is considered a precursor or cause of ozone formation, the EPA proposed significant NOx reductions for 22 states, including Indiana, to address the ozone transport issue. These proposals, and any resulting NOx emission limitations, arise under different provisions of the CAAA than the Acid Rain NOx program and could result in additional, more restrictive emission limitations than are imposed

                            NIPSCO INDUSTRIES, INC.

under the Acid Rain Program. The EPA has encouraged states to achieve the reductions by requiring controls on electric utilities and large boilers. Northern Indiana is evaluating the EPA's proposal and evaluating potential requirements that could result from any final rule.

  The EPA issued final rules on July 18, 1997, revising the National Ambient Air Quality Standards for ozone and particulate matter. The revised standards begin a regulatory process that may lead to reductions in particulate, NOx emissions and possibly sulfur dioxide emissions, from coal-fired boilers (including Northern Indiana's generating stations) beyond reductions required in the Acid Rain and nonattainment provisions of the CAAA. Northern Indiana cannot predict the costs of complying with future control requirements to meet these new standards. Northern Indiana will continue to closely monitor developments in this area and anticipates that the exact nature of the impact of the new standards on its operations will not be known for some time.

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

  In December 1997, at the Summit on Climate Change in Kyoto, Japan, 159 nations formally agreed to targets reducing worldwide levels of greenhouse gases. If the U.S. Senate ratifies the agreement, the Kyoto Protocol would impose an obligation on the United States to reduce its emissions of greenhouse gas to a level seven percent below 1990 levels during the period 2008 to 2012. The impact of this agreement on Northern Indiana is uncertain. Northern Indiana, as a charter member of the Department of Energy's Climate Challenge Program, the electric industries' voluntary reduction effort, has already implemented over 21 projects to voluntarily reduce greenhouse gases emissions. Northern Indiana continues to investigate methods to address reduction in carbon dioxide emissions and will monitor the development of U.S. climate change policy.

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

  During the course of various investigations, the Energy Utilities have identified impacts to soil, groundwater, sediment and surface water from former manufactured-gas plants. At three sites where residues were noted seeping into rivers, Northern Indiana notified the IDEM and the EPA and immediately took steps to contain the material. The Energy Utilities have worked with IDEM or the EPA on investigation or remedial activities at several sites. Three of the sites have been enrolled in the IDEM Voluntary Remediation Program (VRP). The goal of placing these sites in the VRP is to obtain IDEM approval of the selection and implementation of whatever remedial measures, if any, may be required. The Energy Utilities anticipate placing additional sites in the VRP after remedial measures have been selected.

                            NIPSCO INDUSTRIES, INC.

  Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified Cinergy Services, Inc. (Cinergy) (formerly PSI Energy, Inc.) that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities. In December 1996, Northern Indiana sent a written demand to Cinergy related to one of these sites, Goshen. Northern Indiana demanded that Cinergy pay Northern Indiana for costs Northern Indiana has already incurred and to be incurred to implement the needed remedy at the Goshen site. In August 1997, Northern Indiana filed suit in federal court against Cinergy seeking recovery of those costs.

  In 1994, the Energy Utilities approached various companies that provided insurance coverage which the Energy Utilities believe covers costs related to actions taken at former manufactured-gas plants. There has been litigation between Northern Indiana and various insurance companies over covered costs. Northern Indiana has filed claims in state court against various insurance companies, seeking coverage for costs associated with several former manufactured-gas plants and damages for alleged misconduct by some of the insurance companies. The state court action is now proceeding. Northern Indiana has received cash settlements from several of the insurance companies.

  The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental and media attention. Recently, researchers from the National Cancer Institute and the Childhood Cancer Group reported they found no evidence magnetic fields in homes increase the risk of childhood leukemia. This study follows an EMF report released late last year by the U.S. National Research Council of the National Academy of Sciences, which concluded, after examining more than 500 EMF studies spanning 17 years, that, among other things, there was insufficient evidence to consider EMF a threat to human health. Despite the reports' findings, future research appropriations are continuing to be dedicated to explore this issue.

  The Water Utilities are subject to pollution control and water quality control regulations, including those issued by the EPA, IDEM, the Indiana Water Pollution Control Board and the Indiana Department of Natural Resources. Under the Federal Clean Water Act and Indiana's regulations, IWC must obtain National Pollutant Discharge Elimination System (NPDES) permits for discharges from its water treatment stations. Applications for renewal of any expiring permits have been filed and are the subject of ongoing discussions with, but have not been finalized by, IDEM. These permits continue in effect pending review of the current applications.

  Under the Federal Safe Drinking Water Act (SDWA), the Water Utilities are subject to regulation by the EPA for the quality of water sold and treatment techniques used to make the water potable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes its water utilities are currently in compliance with all MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA. In August 1996, Congress amended the SDWA to allow the EPA more authority to weigh the costs and benefits of regulations being considered in some, but not all, cases. The 1996 amendments do not, however, reduce the number of new standards previously required. Such standards promulgated could be costly and require substantial changes in the Water Utilities' operations. The Water Utilities would expect to recover

                            NIPSCO INDUSTRIES, INC.

the costs of such changes through their water rates; however, such recovery may not necessarily be timely.

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

INCOME TAXES

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

  The components of the net deferred income tax liability at December 31, 1997 and 1996, are as follows:

                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
      Deferred tax liabilities--
        Accelerated depreciation and other property
         differences.......................................  $779,223  $727,528
        AFUDC-equity.......................................    35,282    37,713
        Adjustment clauses.................................    35,253    41,181
        Take-or-pay gas costs..............................       496       877
        Other regulatory assets............................    31,862    39,458
        Reacquisition premium on debt......................    18,345    19,041
      Deferred tax assets--
        Deferred investment tax credits....................   (40,025)  (41,046)
        Removal costs......................................  (144,111) (131,718)
        FERC Order No. 636 transition costs................       --     (8,144)
        Other post retirement/postemployment benefits......   (45,613)  (43,446)
        Other, net.........................................    (3,252)  (11,987)
                                                             --------  --------
                                                              667,460   629,457
                                                             --------  --------
      Less: Deferred income taxes related to current assets
          and liabilities..................................    15,645    26,712
                                                             --------  --------
      Deferred income taxes--noncurrent....................  $651,815  $602,745
                                                             ========  ========

                            NIPSCO INDUSTRIES, INC.

  Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
      Current income taxes--
        Federal..................................  $ 97,011  $ 80,626  $ 95,677
        State....................................    16,857    12,781    15,215
                                                   --------  --------  --------
                                                    113,868    93,407   110,892
                                                   --------  --------  --------
      Deferred income taxes, net--
        Federal..................................    (1,603)   19,282    (1,536)
        State....................................       136     1,844        56
                                                   --------  --------  --------
                                                     (1,467)   21,126    (1,480)
                                                   --------  --------  --------
      Deferred investment tax credits, net.......    (7,376)   (7,408)   (7,515)
                                                   --------  --------  --------
          Income taxes...........................   105,025   107,125   101,897
                                                   --------  --------  --------
      Income tax applicable to non-operating
       activities and equity investments.........       987      (207)   (2,698)
                                                   --------  --------  --------
          Total income taxes.....................  $106,012  $106,918  $ 99,199
                                                   ========  ========  ========

  A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
      Net income.................................  $190,849  $176,734  $175,465
      Add--Income taxes..........................   106,012   106,918    99,199
      Dividend requirements on preferred stocks
       of subsidiaries...........................     8,691     8,712     9,046
                                                   --------  --------  --------
      Income before preferred dividend
       requirements of subsidiaries and income
       taxes.....................................  $305,552  $292,364  $283,710
                                                   ========  ========  ========
      Amount derived by multiplying pretax income
       by statutory rate.........................  $106,943  $102,327  $ 99,299
      Reconciling items multiplied by the
       statutory rate:
        Book depreciation over related tax
         depreciation............................     4,072     4,621     4,018
        Amortization of deferred investment tax
         credits.................................    (7,376)   (7,408)   (7,515)
        State income taxes, net of federal income
         tax benefit.............................    11,864    10,540     9,479
        Reversal of deferred taxes provided at
         rates in excess of the current federal
         income tax rate.........................    (4,063)   (6,644)   (5,665)
        Low-income housing credits...............    (3,056)   (2,303)   (1,300)
        Nondeductible amounts related to
         amortization of intangible assets and
         plant acquisition adjustments...........     1,640       385       385
        Other, net...............................    (4,012)    5,400       498
                                                   --------  --------  --------
          Total income taxes.....................  $106,012  $106,918  $ 99,199
                                                   ========  ========  ========

                            NIPSCO INDUSTRIES, INC.

PENSION PLANS

  Industries and its subsidiaries have four noncontributory, defined benefit retirement plans covering the majority of their employees. Benefits under the plans reflect the employees' compensation, years of service and age at retirement.

  The plans' funded status as of December 31, 1997 and 1996 are as follows:

                                                            1997       1996
                                                          ---------  ---------
                                                            (IN THOUSANDS)
      Vested benefit obligation.......................... $(662,235) $(541,611)
      Nonvested benefit..................................  (117,642)  (104,338)
                                                          ---------  ---------
      Accumulated benefit obligation..................... $(779,877) $(645,949)
                                                          =========  =========
      Projected benefit obligation for service rendered
       to date........................................... $(875,756) $(743,634)
      Plan assets at fair market value...................   924,856    790,978
                                                          ---------  ---------
      Plan assets in excess of projected benefit
       obligation........................................    49,100     47,344
      Unrecognized transition obligation at December 31,
       being recognized over seventeen years.............    32,107     38,062
      Unrecognized prior service cost....................    47,114     25,172
      Unrecognized gains.................................   (47,284)   (66,976)
                                                          ---------  ---------
      Prepaid pension costs.............................. $  81,037  $  43,602
                                                          =========  =========

  The accumulated benefit obligation is the present value of future pension benefit payments and is based on the plan benefit formula without considering expected future salary increases. The projected benefit obligation considers estimated future salary increases. Discount rates of 7.00% and 7.75% and rates of increase in compensation levels of 4.5% and 5.5% were used to determine the accumulated benefit obligation and projected benefit obligation at December 31, 1997 and 1996, respectively. The increase in the accumulated benefit obligation at December 31, 1997 is mainly caused by the decrease in the discount rate from 7.75% to 7.00%.

  The following items are the components of provisions for pensions for the years ended December 31, 1997, 1996 and 1995:

                                                   1997       1996      1995
                                                 ---------  --------  ---------
                                                        (IN THOUSANDS)
      Service costs............................. $  14,423  $ 16,300  $  12,231
      Interest costs............................    57,568    53,477     52,511
      Actual return on plan assets..............  (126,211)  (87,407)  (135,243)
      Amortization of transition obligation.....     6,218     5,422      5,422
      Other net amortization and deferral.......    56,659    26,460     86,165
                                                 ---------  --------  ---------
                                                 $   8,657  $ 14,252  $  21,086
                                                 =========  ========  =========

  Assumptions used in the valuation and determination of 1997, 1996 and 1995 pension expense were as follows:

                                                               1997  1996  1995
                                                               ----- ----- -----
      Discount rate........................................... 7.75% 7.25% 8.75%
      Rate of increase in compensation levels................. 5.50% 5.50% 5.50%
      Expected long-term rate of return on assets............. 9.00% 9.00% 9.00%

                            NIPSCO INDUSTRIES, INC.

  The plans' assets are invested primarily in common stocks, bonds and notes.

  IWCR participates in several industry-wide, multi-employer pension plans for certain of its union employees at Miller. These plans provide for monthly benefits based on length of service. Specified amounts per compensated hour for each employee are contributed to the trustees of these plans. Contributions of $1.7 million were made to these plans for the nine-month period ended December 31, 1997. The relative position of each employer participating in these plans with respect to the actuarial present value of accumulated plan benefits and net assets available for benefits is not available.

POSTRETIREMENT BENEFITS

  Industries provides certain health care and life insurance benefits for retired employees. The majority of Industries' employees may become eligible for those benefits if they reach retirement age while working for Industries. The expected cost of such benefits is accrued during the employees' years of service.

  Northern Indiana's rate-making had historically included the cost of providing these benefits based on the related insurance premiums. On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate-making purposes consistent with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions," and authorized the deferral of the differences between the net periodic postretirement benefits costs and the insurance premiums paid for such benefits as a regulatory asset until such time as the accrual cost method could be reflected in the rate-making process.

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

  IWC's current rates include postretirement benefit costs on an accrual basis, including amortization of the regulatory asset that arose prior to inclusion of these costs in rates. IWC currently remits to a grantor trust amounts collected in rates.

  The following table sets forth the plans accumulated postretirement benefit obligation as of December 31, 1997 and 1996:

                                                            1997       1996
                                                          ---------  ---------
                                                            (IN THOUSANDS)
      Postretirement benefit obligations for:
        Retirees......................................... $ (96,603) $ (76,710)
        Fully eligible active plan participants..........   (38,572)   (19,448)
        Other active plan participants...................   (88,733)  (104,632)
                                                          ---------  ---------
      Accumulated postretirement benefit obligation......  (223,908)  (200,790)
      Plan assets at fair value..........................     2,400        --
                                                          ---------  ---------
      Funded status......................................  (221,508)  (200,790)
      Unrecognized transition obligation at December 31,
       being recognized over twenty years................   176,464    175,012
      Amortization of prior service cost.................     4,195        --
      Unrecognized actuarial gain........................   (99,117)   (89,547)
                                                          ---------  ---------
      Accrued liability for postretirement benefits...... $(139,966) $(115,325)
                                                          =========  =========

                            NIPSCO INDUSTRIES, INC.

  A discount rate of 7% and a pre-Medicare medical trend rate of 8% declining to a long-term rate of 5% and a discount rate of 7.75% and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6% were used to determine the accumulated postretirement benefit obligation at December 31, 1997 and 1996, respectively.

  The increase in the accumulated postretirement benefit obligation (APBO) was primarily attributable to the inclusion of IWCR's APBO and the decrease in the discount rate from 7.75% to 7.00%.

  Net periodic postretirement benefit costs, before consideration of the rate-making discussed above, for the years ended December 31, 1997, 1996 and 1995 include the following components:

                                                      1997     1996     1995
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
      Service costs................................. $ 4,904  $ 7,352  $ 6,076
      Interest costs................................  15,878   18,311   19,031
      Amortization of transition obligation over
       twenty years.................................  11,558   11,593   11,593
      Amortization of prior service cost............     279      --       --
      Amortization of unrecognized actuarial gain...  (5,844)    (554)  (2,179)
                                                     -------  -------  -------
                                                     $26,775  $36,702  $34,521
                                                     =======  =======  =======

  The following assumptions were used to determine net periodic postretirement benefit costs:

                                                               1997  1996  1995
                                                               ----- ----- -----
      Discount rate........................................... 7.75% 7.25% 8.75%
      Rate of compensation increase...........................  5.5%  5.0%  5.0%

  The pre-Medicare medical trend rates used for 1997, 1996 and 1995 were 8% declining to a long-term rate of 6%, 9% declining to a long-term rate of 6%, and 11% declining to a long-term rate of 7%, respectively. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at December 31, 1997, by approximately $27.1 million and increase the aggregate of the service and interest cost components of plan costs by approximately $2.9 million for the year ended December 31, 1997. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

PREFERRED AND PREFERENCE STOCKS

  Industries is authorized to issue 20,000,000 shares of Preferred Stock, without par value. Effective March 2, 1990, 2,000,000 shares of the Industries' Series A Junior Participating Preferred Shares were reserved for issuance pursuant to the Share Purchase Rights Plan described in Common Shares. In November 1990, Industries issued and sold 350,000 shares of 8.75% Series Cumulative Preferred Shares through a private placement for $35 million. Pursuant to mandatory redemption provisions, all the shares were redeemed by Industries on January 12, 1996, for $100 per share plus accrued dividends.

  The authorized classes of par value and no par value cumulative preferred and preference stocks of Northern Indiana are as follows: Cumulative Preferred--$100 par value--2,400,000 shares; Cumulative Preferred--no par value--3,000,000 shares; Cumulative Preference--$50 par value--2,000,000 shares (none outstanding); and Cumulative Preference--no par value--

                            NIPSCO INDUSTRIES, INC.

3,000,000 shares (none issued). The authorized class of cumulative preferred stock of IWC is $100 par value--300,000 shares.

  The Preferred shareholders of Northern Indiana and IWC have no voting rights, except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

  The redemption prices at December 31, 1997, for the cumulative preferred stock, which is redeemable solely at the option of Northern Indiana and IWC, in whole or in part, at any time upon thirty days' notice, are as follows:

                                                               REDEMPTION PRICE
                                                        SERIES    PER SHARE
                                                        ------ ----------------
      Northern Indiana Public Service Company:
        Cumulative preferred stock--$100 par value--    4 1/4%    $  101.20
                                                        4 1/2%    $  100.00
                                                         4.22%    $  101.60
                                                         4.88%    $  102.00
                                                         7.44%    $  101.00
                                                         7.50%    $  101.00
        Cumulative preferred stock--no par value--
         adjustable rate (6.00% at December 31, 1997),
         Series A (stated value $50 per share).........           $   50.00
      Indianapolis Water Company:
        Cumulative preferred stock--$100 par value--
         rates ranging from 4% to 5%...................           $100-$105

  The redemption prices at December 31, 1997, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

                                                               SINKING FUND OR
         SERIES              REDEMPTION PRICE PER SHARE     MANDATORY REDEMPTION
         ------              --------------------------     --------------------
      Cumulative preferred stock--
      $100 par value--
         8.85%............  $101.11, reduced periodically 12,500 shares on or before April 1.
         8.35%............  $103.69, reduced periodically 3,000 shares on or before July 1;
                                                          increasing to 6,000
                                                          shares beginning in
                                                          2004; noncumulative
                                                          option to double amount
                                                          each year.
         7 3/4%...........  $104.23, reduced periodically 2,777 shares on or before December 1;
                                                          noncumulative option to
                                                          double amount each year.
      Cumulative preferred stock--no par value--
         6.50%............  $100.00 on October 14, 2002   430,000 shares on
                                                          October 14, 2002.

                            NIPSCO INDUSTRIES, INC.

  Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 1997 for each of the four years subsequent to December 31, 1998 are as follows:

      YEAR ENDING DECEMBER 31,
      ------------------------
      1999......................................................... $1,827,700
      2000......................................................... $1,827,700
      2001......................................................... $1,827,700
      2002......................................................... $1,827,700

STOCK SPLIT

  On December 16, 1997, the Board of Directors authorized a two-for-one split of Industries' common stock. Shareholders received one additional common share for each common share held. The stock split was paid February 20, 1998, to shareholders of record at the close of business on January 30, 1998. All references to number of common shares reported for the period including per share amounts, stock option data and market prices of Industries' common stock have been restated to reflect the two-for-one stock split as if it had occurred at the beginning of the earliest period. The common share cash dividend paid February 20, 1998, was paid on pre-split common shares.

COMMON SHARE DIVIDEND

  During the next few years, Industries expects that the great majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At December 31, 1997, Northern Indiana had approximately $146.3 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

EARNINGS PER SHARE

  At December 31, 1997, Industries adopted SFAS No. 128 "Earnings per Share." The adoption of this statement required Industries to present basic earnings per share and diluted earnings per share in place of primary earnings per share.

  Basic earnings per share was computed by dividing net income, reduced for preferred dividends, by the average number of common shares outstanding during the period. The diluted earnings per share calculation assumes conversion of nonqualified stock options into common shares. As a result of adopting the statement, previously reported earnings per share information was restated. The effect of this accounting change on previously reported earnings per share data was insignificant.

                            NIPSCO INDUSTRIES, INC.

  The net income, preferred dividends and shares used to compute basic and diluted earnings per share is presented in the following table:

                                            1997         1996         1995
                                        ------------ ------------ ------------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER
                                                    SHARE AMOUNTS)
BASIC
Weighted Average Number of Shares:
  Average Common Shares Outstanding....  123,849,126  122,381,500  126,562,354
                                        ============ ============ ============
Net Income to be Used to Compute Basic
 Earnings per Share:
  Net Income........................... $    190,849 $    176,734 $    175,465
  Dividend requirements on Preferred
   Shares..............................          --           119        3,063
                                        ------------ ------------ ------------
  Balance Available for Common
   Shareholders........................ $    190,849 $    176,615 $    172,402
                                        ============ ============ ============
Basic Earnings per Common Share........ $       1.54 $       1.44 $       1.36
                                        ============ ============ ============
DILUTED
Weighted Average Number of Shares:
  Average Common Shares Outstanding....  123,849,126  122,381,500  126,562,354
  Dilutive effect for Nonqualified
   Stock Options.......................      374,344      323,367      238,286
                                        ------------ ------------ ------------
    Weighted Average Shares............  124,223,470  122,704,867  126,800,640
                                        ============ ============ ============
Net Income to be Used to Compute
 Diluted Earnings per Share:
  Net Income........................... $    190,849 $    176,734 $    175,465
  Dividend requirements on Preferred
   Shares..............................          --           119        3,063
                                        ------------ ------------ ------------
  Balance Available for Common
   Shareholders........................ $    190,849 $    176,615 $    172,402
                                        ============ ============ ============
Diluted Earnings per Common Share...... $       1.53 $       1.43 $       1.35
                                        ============ ============ ============

COMMON SHARES

  Industries has 200,000,000 common shares authorized without par value. The number of common shares authorized was not affected by the two-for-one stock split.

 Share Purchase Rights Plan

  On February 27, 1990, the Board of Directors of Industries (Board) declared a dividend distribution of one Right for each outstanding common share of Industries to shareholders of record on March 12, 1990. The Rights are not currently exercisable. Each Right, when exercisable, would initially entitle the holder to purchase from Industries one two-hundredth of a share of Series A Junior Participating Preferred Share, without par value, of Industries at a price of $30 per one two-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of Industries' outstanding shares, or merged into Industries or Industries into the acquirer, the Rights would entitle the holders to purchase Industries' or the acquirer's common shares for one-half of the market price. The Rights will not dilute Industries' common shares nor affect earnings per share unless they become exercisable for common shares. The Plan was not adopted in response to any specific attempt to acquire control of Industries.

COMMON SHARE REPURCHASES

  The Board has authorized the repurchase of Industries' common shares. At December 31, 1997, Industries had purchased approximately 44.0 million shares since 1989 at an average price of $14.18 per share. Approximately 8.0 million additional common shares may be repurchased under the Board's authorization. The number of shares purchased, additional shares that may be repurchased and average price of shares repurchased have been restated to reflect the two-for-one stock split.

                            NIPSCO INDUSTRIES, INC.

LONG-TERM INCENTIVE PLAN

  Industries has two long-term incentive plans for key management employees that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 5.0 million of Industries' common shares to key employees through 1998 and 2004, respectively. At December 31, 1997, there were 9,156 shares and 3,879,500 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at December 31, 1997. Under both Plans, the exercise price of each option equals the market price of Industries' common shares on the date of grant. Each option's maximum term is ten years and vests one year from the date of grant.

  The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries' common shares, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1997 and 1996 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 542,666, 524,000 and 661,000 restricted shares outstanding at December 31, 1997, 1996 and 1995, respectively.

  The Industries' Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 200,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options in the future. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of December 31, 1997, 65,500 shares were issued under the Plan.

  Industries accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for nonqualified stock options. The compensation cost that has been charged against net income for restricted stock awards was $1.8 million and $2.1 million for the year ending December 31, 1997 and 1996, respectively. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock--Based Compensation," Industries' net income and earnings per average common share would have been reduced to the following pro forma amounts:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                  AMOUNTS)
      Net Income:
        As reported.......................................... $190,849 $176,734
        Pro forma............................................  189,999  176,087
      Earnings Per Average Common Share:
        Basic:
          As reported........................................ $   1.54 $   1.44
          Pro forma..........................................     1.53     1.43
        Diluted:
          As reported........................................ $   1.53 $   1.43
          Pro forma..........................................     1.52     1.43

                            NIPSCO INDUSTRIES, INC.

  The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31, 1997 and 1996, respectively: risk-free interest rate of 6.29% and 6.39%, expected dividend yield of $0.87 and $0.84 per share, expected option term of five and one-quarter years and five years and expected volatility of 12.7% and 13.2%.

  Changes in outstanding shares under option and SARs for 1995, 1996 and 1997, are as follows:

                                       NONQUALIFIED          NONQUALIFED STOCK
                                       STOCK OPTIONS         OPTIONS WITH SARS
                                ---------------------------- --------------------
      YEAR ENDED DECEMBER 31,               WEIGHTED AVERAGE              OPTION
                1995             OPTIONS      OPTION PRICE    OPTIONS     PRICE
      -----------------------   ----------  ---------------- ---------   --------
      Balance at beginning of
       year...................   2,181,700       $13.33         19,800   $   5.47
        Granted...............     564,900       $16.20            --
        Exercised.............    (519,700)      $12.34         (8,600)  $   5.47
        Cancelled.............     (24,800)      $12.21            --
                                ----------                   ---------
      Balance at end of year..   2,202,100       $14.31         11,200   $   5.47
                                ==========                   =========
      Shares exercisable......   1,647,200       $13.68         11,200   $   5.47
                                ==========                   =========
      Weighted average fair
       value of options
       granted................  $     1.95
                                ==========
      YEAR ENDED DECEMBER 31,               WEIGHTED AVERAGE              OPTION
                1996             OPTIONS      OPTION PRICE    OPTIONS     PRICE
      -----------------------   ----------  ---------------- ---------   --------
      Balance at beginning of
       year...................   2,202,100       $14.31         11,200   $   5.47
        Granted...............     556,600       $18.91            --
        Exercised.............    (368,000)      $14.51            --
        Cancelled.............     (29,800)      $16.88            --
                                ----------                   ---------
      Balance at end of year..   2,360,900       $15.33         11,200   $   5.47
                                ==========                   =========
      Shares exercisable......   1,812,300       $14.25         11,200   $   5.47
                                ==========                   =========
      Weighted average fair
       value of options
       granted................  $     2.50
                                ==========
      YEAR ENDED DECEMBER 31,               WEIGHTED AVERAGE              OPTION
                1997             OPTIONS      OPTION PRICE    OPTIONS     PRICE
      -----------------------   ----------  ---------------- ---------   --------
      Balance at beginning of
       year...................   2,360,900       $15.33         11,200   $   5.47
        Granted...............     533,600       $20.64            --
        Exercised.............    (330,400)      $15.29            --
        Cancelled.............     (28,700)      $19.21            --
                                ----------                   ---------
      Balance at end of year..   2,535,400       $16.41         11,200   $   5.47
                                ==========                   =========
      Shares exercisable......   2,006,800       $15.30         11,200   $   5.47
                                ==========                   =========
      Weighted average fair
       value of options
       granted................  $     2.66
                                ==========

                            NIPSCO INDUSTRIES, INC.

  The following table summarizes information about non-qualified stock options at December 31, 1997:

                              OPTIONS OUTSTANDING

                               NUMBER       WEIGHTED AVERAGE
            RANGE OF       OUTSTANDING AT      REMAINING     WEIGHTED AVERAGE
          OPTION PRICE    DECEMBER 31, 1997 CONTRACTUAL LIFE   OPTION PRICE
        ----------------  ----------------- ---------------- ----------------
        $ 5.47 to $ 8.53        160,600        2.08 years         $ 8.34
        $11.47 to $15.16        684,000        5.35 years         $13.30
        $16.59 to $20.64      1,690,800        8.18 years         $18.44
        ----------------      ---------        ----------         ------
        $ 5.47 to $20.64      2,535,400        7.03 years         $16.41
                              =========

                              OPTIONS EXERCISABLE

                                         NUMBER
               RANGE OF              EXERCISABLE AT                 WEIGHTED AVERAGE
             OPTION PRICE           DECEMBER 31, 1997                 OPTION PRICE
             ------------           -----------------               ----------------
           $ 5.47 to $ 8.53               160,600                        $ 8.34
           $11.47 to $15.16               684,000                        $13.30
           $16.59 to $18.91             1,162,200                        $17.44
           ----------------             ---------                        ------
           $ 5.47 to $18.91             2,006,800                        $15.30
                                        =========

LONG-TERM DEBT

  The sinking fund requirements of long-term debt outstanding at December 31, 1997 (including the maturity of Northern Indiana's first mortgage bonds:
Series T, 7.50%, due April 1, 2002; Northern Indiana's medium-term notes due from March 20, 2000 to June 12, 2002; and NDC Douglas Properties, Inc.'s notes payable due December 22, 1999 and August 15, 2002; IWC's first mortgage bonds:
Series 5.20%, due May 1, 2001 and Series 8.00%, due December 15, 2001; and IWCR's senior notes payable, due March 15, 2001), for each of the four years subsequent to December 31, 1998 are as follows:

             YEAR ENDING DECEMBER 31,
             -----------------------------------------
             1999........................ $  7,744,133
             2000........................ $163,164,203
             2001........................ $ 52,697,115
             2002........................ $ 63,997,185

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

                            NIPSCO INDUSTRIES, INC.

  On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of December 31, 1997, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

  IWC's first mortgage bonds are secured by its utility plant. Provisions of trust indentures related to the 8% Series Bonds require annual sinking or improvement payments amounting to 1/2% of the maximum aggregate amount outstanding. As permitted, this requirement has been satisfied by substituting a portion of permanent additions to utility plant.

  On February 13, 1996, Capital Markets issued $75 million of 7 3/4% Junior Subordinated Deferrable Interest Debentures, Series A, due March 31, 2026 (Debentures) pursuant to an underwritten public offering. Proceeds from the sale of the Debentures were used to pay short-term debt incurred to redeem on January 12, 1996 Industries' $35 million of 8.75% Preferred Shares, pursuant to mandatory redemption, and to pay other short-term debt of Capital Markets.

  Between March 27, 1997 and May 7, 1997, Capital Markets issued and sold $300 million of medium-term notes with various interest rates and maturities. The proceeds from these issuances were used for the purchase of IWCR and to pay outstanding short-term obligations of Capital Markets.

  On December 1, 1997, Capital Markets issued $75 million of 6.78% Senior Notes due December 1, 2027. Proceeds from the sale of these notes were primarily used to pay Capital Markets' Zero Coupon Notes which matured December 1, 1997. The remaining balance of the proceeds will be used for Industries' general corporate purposes.

  The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of Industries, other than the assets of Northern Indiana, reflected in the consolidated financial statements of Industries, is approximately $1.3 billion at December 31, 1997.

                            NIPSCO INDUSTRIES, INC.

CURRENT PORTION OF LONG-TERM DEBT

  At December 31, 1997 and 1996, Industries' current portion of long-term debt due within one year was as follows:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                                                        (DOLLARS IN THOUSANDS)
      First mortgage bonds...........................    $14,509      $ 25,747
      Medium-term notes--
        Interest rates between 5.83% and 5.95% with a
         weighted average interest rate of 5.86% and
         maturities between April 6, 1998 and April
         13, 1998....................................     35,000        40,000
      Zero Coupon Notes..............................        --         67,731
      Notes payable--
        Interest rates between 6.72% and 9.00% with a
         weighted average interest rate of 7.76% and
         maturities between January 1, 1998 and
         December 22, 1998...........................      3,612         5,033
      Term loan facility.............................        --          6,041
      Sinking funds due within one year..............      1,500         1,500
                                                         -------      --------
          Total current portion of long-term debt....    $54,621      $146,052
                                                         =======      ========

SHORT-TERM BORROWINGS

  Northern Indiana and Capital Markets make use of commercial paper to fund short-term working capital requirements.

  Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of December 31, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1998. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of December 31, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

  Northern Indiana also has $273.5 million of money market lines of credit. As of December 31, 1997 and 1996, $47.5 million and $79.0 million of borrowings were outstanding under these lines of credit.

  Northern Indiana has a $50 million uncommitted finance facility. At December 31, 1997, there were no borrowings outstanding under this facility.

  Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1999. This facility provides short-term financing flexibility to Industries and also serves as the back-up instrument for a commercial paper program. As of December 31, 1997, there were no borrowings outstanding under this agreement.

                            NIPSCO INDUSTRIES, INC.

  Capital Markets also has $130 million of money market lines of credit. As of December 31, 1997 and 1996, $20.1 million and $27.0 million, respectively, of borrowings were outstanding under these lines of credit.

  IWCR and its subsidiaries have lines of credit with banks aggregating $73.7 million. At December 31, 1997, $48.9 million of borrowings were outstanding under these lines of credit.

  At December 31, 1997 and 1996, Industries' short-term borrowings were as follows:

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
                                                       (DOLLARS IN THOUSANDS)
      Commercial paper--
        Weighted average interest rate of 6.32% at
         December 31, 1997...........................   $ 88,500     $313,205
      Notes payable--
        Issued at interest rates between 6.03% and
         8.50% with a weighted average interest rate
         of 6.22% and various maturities between
         January 5, 1998 and January 23, 1998........    116,469      106,000
      Standby loan facility..........................        --         4,949
      Revolving loan facility........................      7,670        1,831
                                                        --------     --------
          Total short-term borrowings................   $212,639     $425,985
                                                        ========     ========

OPERATING LEASES

  On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.4 million.

  The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997:

      YEAR ENDING DECEMBER 31,                                    (IN THOUSANDS)
      ------------------------                                    --------------
      1998.......................................................    $ 15,245
      1999.......................................................      13,968
      2000.......................................................      13,499
      2001.......................................................      13,287
      2002.......................................................      50,106
      Later years................................................      82,647
                                                                     --------
      Total minimum payments required............................    $188,752
                                                                     ========

  The consolidated financial statements include rental expense for all operating leases as follows:

      YEAR ENDING DECEMBER 31,                                  (IN THOUSANDS)
      ------------------------                                  --------------
      1997.....................................................     $8,839
      1996.....................................................      8,121
      1995.....................................................      8,450

                            NIPSCO INDUSTRIES, INC.

COMMITMENTS

  Industries estimates that approximately $1.019 billion will be expended for construction purposes for the period from January 1, 1998 to December 31, 2002. Substantial commitments have been made by the Utilities in connection with their programs.

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

  Northern Indiana has entered into an agreement with IBM to perform all data center, application development and maintenance and desktop management of Northern Indiana.

PRIMARY ENERGY

  Primary arranges energy-related projects for large energy-intensive facilities and has entered into certain commitments with these projects. Primary offers large energy customers, nationwide, expertise in managing the engineering, construction, operation and maintenance of these energy-related projects. Primary is the parent of the following subsidiaries: Harbor Coal Company (Harbor Coal); North Lake Energy Corporation (North Lake); Lakeside Energy Corporation (LEC); Portside Energy Corporation (Portside); and Cokenergy, Inc. (CE).

  Harbor Coal has invested in a partnership to finance, construct, own and operate a $65 million pulverized coal injection facility which began commercial operation in August 1993. The facility receives raw coal, pulverizes it and delivers it to Inland Steel Company (Inland Steel) for use in the operation of its blast furnaces. Harbor Coal is a 50% partner in the project with an Inland Steel affiliate. Industries has guaranteed the payment and performance of the partnership's obligations under a sale and leaseback of a 50% undivided interest in the facility.

  North Lake has entered into a lease for the use of a 75-megawatt energy facility located at Inland Steel. The facility uses steam generated by Inland Steel to produce electricity which is delivered to Inland Steel. The facility began commercial operation in May 1996. Industries has guaranteed North Lake's obligations relative to the lease and certain obligations to Inland Steel relative to the project.

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

                            NIPSCO INDUSTRIES, INC.

  CE has entered into a fifteen-year service agreement with Inland Steel and the Indiana Harbor Coke Company, LP (Harbor Coke), a subsidiary of Sun Company, Inc. This agreement provides that CE will utilize a new energy facility at Inland Steel's Indiana Harbor Works to scrub flue gases and recover waste heat from the coke facility being constructed by Harbor Coke and produce process steam and electricity from the recovered heat which will be delivered to Inland Steel. CE intends to lease these facilities, once constructed, from a third party. Additionally, CE has entered into an interim agreement, which expires when the lease is established with the third party lessor, under which CE is acting as agent to design, construct and start up the facilities. Capital Markets anticipates guaranteeing certain CE obligations relative to the anticipated lease. Construction of the project began in January 1997. The facility is scheduled to be operational in June 1998.

  Primary has advanced approximately $107 million and $42 million, at December 31, 1997 and December 31, 1996, respectively, to the lessors of the energy related projects discussed above. These net advances are included in "Other Receivables" in the Consolidated Balance Sheet and as a component of operating activities in the Consolidated Statement of Cash Flows.

  Primary is evaluating other potential projects with Northern Indiana customers as well as with potential customers outside of Northern Indiana's service territory. Projects under consideration include those which use industrial by-product fuels and natural gas to produce electricity.

PURCHASE OF IWC RESOURCES CORPORATION

  On March 25, 1997, Industries acquired all the outstanding common stock of IWCR for $290.5 million. Industries financed this transaction with debt of approximately $83.0 million and issuance of approximately 10.6 million Industries' common shares. Industries accounted for the acquisition as a purchase. The purchase price was allocated to the assets and liabilities acquired based on their fair values.

  Following is a summary of the assets acquired and liabilities assumed in the acquisition of IWCR:

                                                                 (IN THOUSANDS)
                                                                 --------------
      Assets acquired:
        Utility plant (net of accumulated depreciation).........    $474,845
        Other property and investments..........................      26,526
        Other current assets....................................      34,826
        Intangible assets.......................................      63,761
        Other noncurrent assets.................................      19,587
                                                                    --------
                                                                     619,545
      Less Liabilities assumed:
        Long-term debt..........................................     112,185
        Preferred stock.........................................       4,497
        Short-term borrowings...................................      28,329
        Other current liabilities...............................      23,315
        Customer advances and contributions in aid of
         construction...........................................      86,175
        Other noncurrent liabilities............................      74,507
                                                                    --------
                                                                     329,008
                                                                    --------
      Net assets acquired.......................................    $290,537
                                                                    ========

                            NIPSCO INDUSTRIES, INC.

  IWCR's largest subsidiary, IWC, provides water service to approximately 246,600 customers in Indianapolis and adjacent counties. In addition, IWCR owns an underground utility locating and marking service business and one of the nation's major gas pipeline construction companies.

PURCHASE OF BAY STATE GAS COMPANY

  On December 18, 1997, Industries and Bay State Gas Company (Bay State) signed a definitive merger agreement under which Industries will acquire all of the common stock of Bay State in a stock-for-stock transaction valued at $40 per Bay State share. The transaction is valued at approximately $540 million. Bay State shareholders will have the option of taking up to 50 percent of the total purchase price in cash. Consummation of the merger is subject to certain closing conditions, including the approval by the shareholders of Bay State as well as the Securities and Exchange Commission, FERC and state regulatory agencies in Massachusetts, New Hampshire and Maine. The transaction is expected to be completed in late 1998.

  Bay State, one of the largest natural gas utilities in New England, provides natural gas distribution service to more than 300,000 customers in Massachusetts, New Hampshire and Maine. The combined company will be one of the 10 largest natural gas distribution systems in the nation, servicing more than 1 million gas customers. In addition, Industries and Bay State anticipate entering into a joint marketing agreement early in 1998 that will expand the operations of Bay State's non-regulated energy service companies.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  The carrying values and estimated fair values of Industries' financial instruments are as follows:

                                          DECEMBER 31, 1997   DECEMBER 31, 1996
                                         ------------------- -------------------
                                                   ESTIMATED           ESTIMATED
                                         CARRYING    FAIR    CARRYING    FAIR
                                          AMOUNT     VALUE    AMOUNT     VALUE
                                         --------- --------- --------- ---------
                                                     (IN THOUSANDS)
      Cash and cash equivalents........  $  30,780 $  30,780 $  26,333 $  26,333
      Investments......................     32,625    32,886    30,003    33,019
      Long-term debt (including current
       portion)........................  1,722,546 1,718,897 1,273,158 1,220,492
      Preferred stock..................    146,289   139,814   144,200   126,379

  The majority of the long-term debt relates to utility operations. The Utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

                            NIPSCO INDUSTRIES, INC.

CUSTOMER CONCENTRATIONS

  Industries' utility subsidiaries supply natural gas, electric energy and water. Natural gas and electric energy are supplied to the northern third of Indiana. The Water Utilities serve central Indiana. Although the Energy Utilities have a diversified base of residential and commercial customers, a substantial portion of their electric and gas industrial deliveries are dependent upon the basic steel industry. The following table shows the basic steel industry percentage of gas revenue (including transportation services) and electric revenue for 1997, 1996 and 1995:

      BASIC STEEL INDUSTRY                                        1997 1996 1995
      --------------------                                        ---- ---- ----
      Gas revenue percent........................................  4%   1%   5%
      Electric revenue percent................................... 20%  22%  22%

                            NIPSCO INDUSTRIES, INC.

QUARTERLY FINANCIAL DATA
  The following data summarize certain operating results for each of the quarters of 1997 and 1996:

                                                   1997 QUARTERS ENDED
                                           ------------------------------------
                                           MARCH 31  JUNE 30  SEPT. 30 DEC. 31
                                           --------  -------- -------- --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER
                                                     SHARE AMOUNTS)
      Operating revenues.................. $659,950  $523,186 $596,315 $807,090
      Operating expenses..................  531,364   449,238  509,905  685,481
                                           --------  -------- -------- --------
      Operating income....................  128,586    73,948   86,410  121,609
      Other income (deductions)...........    6,367     4,518    3,326      408
      Interest and other charges..........   28,071    33,607   34,084   33,536
      Income taxes........................   36,044    16,623   19,783   32,575
                                           --------  -------- -------- --------
      Net income..........................   70,838    28,236   35,869   55,906
      Dividend requirements on preferred
       shares.............................      --        --       --       --
                                           --------  -------- -------- --------
      Balance available for common
       shareholders....................... $ 70,838  $ 28,236 $ 35,869 $ 55,906
                                           ========  ======== ======== ========
      Basic earnings per average common
       share(a)(b)........................ $   0.59  $   0.22 $   0.28 $   0.44
                                           ========  ======== ======== ========
      Diluted earnings per average common
       share(a)(b)........................ $   0.59  $   0.22 $   0.28 $   0.44
                                           ========  ======== ======== ========
      Market price for the quarter:(a)
      High................................ $ 20.125  $ 21.125 $ 21.282 $ 24.938
      Low................................. $ 19.000  $ 19.438 $ 20.344 $ 21.063
                                                   1996 QUARTERS ENDED
                                           ------------------------------------
                                           MARCH 31  JUNE 30  SEPT. 30 DEC. 31
                                           --------  -------- -------- --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER
                                                     SHARE AMOUNTS)
      Operating revenues.................. $615,421  $398,742 $393,712 $580,074
      Operating expenses..................  479,359   333,390  317,088  471,804
                                           --------  -------- -------- --------
      Operating income....................  136,062    65,352   76,624  108,270
      Other income (deductions)...........      (43)    2,228    5,338    4,464
      Interest and other charges..........   28,076    28,587   28,645   29,128
      Income taxes........................   40,457    15,564   18,907   32,197
                                           --------  -------- -------- --------
      Net income..........................   67,486    23,429   34,410   51,409
                                           --------  -------- -------- --------
      Dividend requirements on preferred
       shares.............................      119       --       --       --
                                           --------  -------- -------- --------
      Balance available for common
       shareholders....................... $ 67,367  $ 23,429 $ 34,410 $ 51,409
                                           ========  ======== ======== ========
      Basic earnings per average common
       share(a)(b)........................ $   0.54  $   0.19 $   0.28 $   0.42
                                           ========  ======== ======== ========
      Diluted earnings per average common
       share(a)(b)........................ $   0.54  $   0.19 $   0.28 $   0.42
                                           ========  ======== ======== ========
      Market price for the quarter:(a)
      High................................ $ 19.563  $ 20.125 $ 20.125 $ 19.938
      Low................................. $ 17.938  $ 17.625 $ 17.875 $ 17.938

--------
(a) Amounts restated to reflect two-for-one stock split.
(b) Because of the combined mathematical effect of common shares repurchased and issued and the cyclical nature of net income during the year, the sum of earnings per share for any four quarterly periods may vary slightly from the earnings per share for the equivalent twelve-month period.

                            NIPSCO INDUSTRIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


SEGMENTS OF BUSINESS

  Industries' primary businesses provide natural gas, electric energy, water and energy/utility-related products and services. The reportable items for these segments for the years 1997, 1996 and 1995 are as follows:

                                               1997        1996        1995
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
Operating information--
 Gas operations:
   Operating revenues.....................  $  807,239  $  799,395  $  691,402
   Operating expenses.....................     719,453     702,735     605,805
                                            ----------  ----------  ----------
   Operating income.......................      87,786      96,660      85,597
                                            ----------  ----------  ----------
 Electric operations:
   Operating revenues.....................   1,017,083   1,022,231   1,030,923
   Operating expenses.....................     705,296     721,603     723,159
                                            ----------  ----------  ----------
   Operating income.......................     311,787     300,628     307,764
                                            ----------  ----------  ----------
 Water operations:
   Operating revenues.....................      60,743         --          --
   Operating expenses.....................      42,845         --          --
                                            ----------  ----------  ----------
   Operating income                             17,898         --          --
                                            ----------  ----------  ----------
 Products and Services operations:
   Energy marketing:
     Operating revenues...................     533,810      91,869       7,892
     Operating expenses...................     533,728      95,499      16,298
                                            ----------  ----------  ----------
     Operating income.....................          82      (3,630)     (8,406)
                                            ----------  ----------  ----------
    Other:
     Operating revenues...................     167,666      74,453      39,091
     Operating expenses...................     174,666      81,803      42,169
                                            ----------  ----------  ----------
     Operating income.....................      (7,000)     (7,350)     (3,078)
                                            ----------  ----------  ----------
      Total...............................     410,553     386,308     381,877
 Other income, net........................      14,619      11,986       1,471
 Less--interest and other charges.........     129,298     114,435     105,986
 Less--income taxes.......................     105,025     107,125     101,897
                                            ----------  ----------  ----------
Net income per Consolidated Statement of
 Income...................................     190,849     176,734     175,465
Dividend requirements on preferred shares.         --          119       3,063
                                            ----------  ----------  ----------
Balance available for common shareholders.  $  190,849  $  176,615  $  172,402
                                            ==========  ==========  ==========
Other information--
 Depreciation and amortization expense:
   Electric...............................  $  153,843  $  146,444  $  139,432
   Gas....................................      73,017      68,584      61,705
   Water..................................       5,311         --          --
   Products and Services..................      17,633      18,965       5,822
                                            ----------  ----------  ----------
      Total...............................  $  249,804  $  233,993  $  206,959
                                            ==========  ==========  ==========
 Construction expenditures:
   Electric...............................  $  115,012  $  146,659  $  132,273
   Gas....................................      64,009      61,222      60,693
   Water..................................      39,910         --          --
                                            ----------  ----------  ----------
      Total...............................  $  218,931  $  207,881  $  192,966
                                            ==========  ==========  ==========
Investment information--
 Identifiable assets(a):
   Electric...............................  $2,507,905  $2,575,995  $2,586,122
   Gas....................................     965,473   1,006,270     890,192
   Water..................................     510,177         --          --
                                            ----------  ----------  ----------
      Total...............................   3,983,555   3,582,265   3,476,314
 Other corporate assets...................     953,478     706,618     523,206
                                            ----------  ----------  ----------
      Total assets........................  $4,937,033  $4,288,883  $3,999,520
                                            ==========  ==========  ==========

--------
(a) Utility plant less accumulated provision for depreciation and amortization, materials and supplies, electric production fuel, natural gas in storage, fuel and gas cost adjustment clauses, unamortized R. M. Schahfer Units 17 and 18 carrying charges and deferred depreciation, Bailly scrubber carrying charges and deferred depreciation, and FERC Order No. 636 transition costs.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of NIPSCO Industries, Inc.:

  We have audited the accompanying consolidated balance sheet and consolidated statements of capitalization and long-term debt of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules appearing in Item 14(a)(2) listed on page 61 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
January 30, 1998

                       SELECTED SUPPLEMENTAL INFORMATION

GAS STATISTICS
--------------
                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1997        1996        1995
                                             ----------- ----------- -----------
Operating Revenues ($000's):
 Residential (including home heating)....... $   479,461 $   422,646 $   407,233
 Commercial.................................     164,359     141,193     132,647
 Industrial.................................      78,531      70,062      63,355
 Gas transported for others.................      43,226      33,536      64,255
 Other*.....................................      41,662     131,958      23,912
                                             ----------- ----------- -----------
   Total.................................... $   807,239 $   799,395 $   691,402
                                             =========== =========== ===========
Deliveries in dth (000's):
 Residential (including home heating).......      79,816      84,146      77,536
 Commercial.................................      31,640      32,164      29,268
 Industrial.................................      16,989      17,732      16,260
 Gas transported for others.................     203,728     194,397     191,571
 Other......................................      14,201       8,263       1,301
                                             ----------- ----------- -----------
   Total....................................     346,374     336,702     315,936
                                             =========== =========== ===========
Customers Served--End of Year:
 Residential (including home heating).......     669,833     659,742     648,207
 Commercial.................................      55,124      54,300      53,254
 Industrial.................................       4,408       4,234       4,185
 Other......................................          84          80          75
                                             ----------- ----------- -----------
   Total....................................     729,449     718,356     705,721
                                             =========== =========== ===========
--------
*Includes deferred gas cost revenue of $(11,075), $95,843 and $11,351, respectively.

ELECTRIC STATISTICS
-------------------
                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1997        1996        1995
                                             ----------- ----------- -----------
Operating Revenues ($000's):
 Residential................................ $   272,619 $   269,906 $   276,575
 Commercial.................................     253,299     247,808     244,776
 Industrial.................................     416,741     428,273     430,579
 Street lighting............................       8,697       8,549       8,428
 Sales for resale...........................      44,958      43,272      40,425
 Other**....................................      20,769      24,423      30,140
                                             ----------- ----------- -----------
   Total.................................... $ 1,017,083 $ 1,022,231 $ 1,030,923
                                             =========== =========== ===========
Sales in kilowatt-hours (000's):
 Residential................................   2,723,990   2,700,234   2,797,247
 Commercial.................................   2,974,703   2,886,940   2,863,879
 Industrial.................................   8,971,926   9,318,353   9,552,777
 Street lighting............................      57,764      56,413      55,515
 Sales for resale...........................   1,178,847   1,678,346   1,574,041
 Other......................................      84,935     100,265      80,894
                                             ----------- ----------- -----------
   Total....................................  15,992,165  16,740,551  16,924,353
                                             =========== =========== ===========
Customers Served--End of Year:
 Residential................................     368,907     365,011     360,425
 Commercial.................................      43,802      42,911      42,228
 Industrial.................................       2,764       2,725       2,697
 Other......................................         861         874         873
                                             ----------- ----------- -----------
   Total....................................     416,334     411,521     406,223
                                             =========== =========== ===========

--------
**Includes deferred fuel cost revenue of $(5,223), $1,980 and $8,688, respectively.

WATER STATISTICS
----------------
                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1997   1996 1995
                                                              ------- ---- ----
Operating Revenues ($000's):***
 Residential................................................. $39,570 $--  $--
 Commercial..................................................  14,763  --   --
 Industrial..................................................   3,015  --   --
 Other.......................................................   3,395  --   --
                                                              ------- ---- ----
   Total..................................................... $60,743 $--  $--
                                                              ======= ==== ====
Sales in millions of gallons (000's):***
 Residential.................................................  18,095  --   --
 Commercial..................................................  10,345  --   --
 Industrial..................................................   3,310  --   --
 Other.......................................................   3,816  --   --
                                                              ------- ---- ----
   Total.....................................................  35,566  --   --
                                                              ======= ==== ====
Customers Served--End of Year:
 Residential................................................. 225,627  --   --
 Commercial..................................................  17,083  --   --
 Industrial..................................................     347  --   --
 Other.......................................................   3,586  --   --
                                                              ------- ---- ----
   Total..................................................... 246,643  --   --
                                                              ======= ==== ====

--------
***Amounts are for the period April 1997 through December 1997.

                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1997          1996          1995
                                      ------------  ------------  ------------
Operating Revenues
  Gas ($000's)....................... $    807,239  $    799,395  $    691,402
  Electric ($000's)..................    1,017,083     1,022,231     1,030,923
  Water ($000's).....................       60,743           --            --
  Products and Services ($000's).....      701,476       166,322        46,983
                                      ------------  ------------  ------------
    Total Operating Revenues
     ($000's)........................ $  2,586,541  $  1,987,948  $  1,769,308
Operating Margin ($000's)............ $  1,210,927  $  1,115,965  $  1,074,820
Operating Income ($000's)............ $    410,553  $    386,308  $    381,877
Net Income ($000's).................. $    190,849  $    176,734  $    175,465
Shares outstanding at year end(a)....  124,312,664   119,611,322   124,759,192
Number of common shareholders........       37,373        35,339        37,299
Basic earnings per average common
 share(a)............................ $       1.54  $       1.44  $       1.36
Diluted earnings per average common
 share(a)............................ $       1.53  $       1.43  $       1.35
Return on average common equity......         16.1%         15.9%         15.5%
Times interest earned (pre-tax)......         3.43          3.55          3.75
Dividends paid per share(a).......... $       0.90  $       0.84  $       0.78
Dividend payout ratio................         58.4%         58.3%         57.4%
Market values during the year:(a)
  High............................... $     24.938  $     20.125  $     19.250
  Low................................ $     19.000  $     17.625  $     14.625
  Close.............................. $     24.719  $     19.813  $     19.125
Book value of common shares(a)....... $      10.17  $       9.20  $       9.00
Market-to-book ratio at year end(a)..        243.1%        215.4%        212.5%
Total Assets ($000's)................ $  4,937,033  $  4,288,883  $  3,999,520
Utility construction expenditures
 ($000's)(b)......................... $    218,931  $    207,881  $    192,966
Capitalization:
  Common shareholders' equity
   ($000's).......................... $  1,264,788  $  1,100,501  $  1,122,215
  Preferred and preference stock-
    Northern Indiana Public Service
     Company:
      Series without mandatory
       redemption provision ($000's). $     81,123  $     81,126  $     81,325
      Series with mandatory
       redemption provisions
       ($000's)...................... $     58,841  $     61,246  $     63,651
    NIPSCO Industries, Inc.:
      Series with mandatory
       redemption provision ($000's). $        --   $        --   $     35,000
    Indianapolis Water Company:
      Series without mandatory
       redemption provision ($000's). $      4,497  $        --   $        --
Long-Term debt ($000's).............. $  1,667,925  $  1,127,106  $  1,175,728
                                      ------------  ------------  ------------
    Total Capitalization ($000's).... $  3,077,174  $  2,369,979  $  2,477,919
Number of employees..................        5,984         4,168         4,356

--------
Notes: (a) Amounts restated to reflect two-for-one stock split.
(b) Including AFUDC.

                                       YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                             1994          1993          1992          1991
                         ------------  ------------  ------------  ------------
Operating Revenues
  Gas ($000's).........  $    681,909  $    714,229  $    666,221  $    601,920
  Electric ($000's)....       994,492       963,643       916,135       933,241
  Water ($000's).......           --            --            --            --
  Products and Services
   ($000's)............        91,628        59,387           --            --
                         ------------  ------------  ------------  ------------
    Total Operating
     Revenues ($000's).  $  1,768,029  $  1,737,259  $  1,582,356  $  1,535,161
Operating Margin
($000's)...............  $  1,014,566  $  1,001,542  $    927,089  $    919,951
Operating Income
($000's)...............  $    353,452  $    355,918  $    246,217  $    254,354
Net Income ($000's)....  $    163,987  $    156,140  $    136,648  $    133,388
Shares outstanding at
year end(a)............   127,810,778   131,657,676   131,516,700   133,343,230
Number of common
shareholders...........        39,172        41,038        38,097        39,346
Basic earnings per
average common
share(a)...............  $       1.24  $       1.15  $       1.00  $       0.97
Diluted earnings per
 average common
 share(a)..............  $       1.23  $       1.15  $       0.99  $       0.96
Return on average
common equity..........          14.6%         14.4%         13.1%         12.9%
Times interest earned
(pre-tax)..............          3.56          3.47          3.17          2.93
Dividends paid per
share(a)...............  $       0.72  $       0.66  $       0.62  $       0.58
Dividend payout ratio..          58.1%         57.4%         62.0%         59.8%
Market values during
the year:(a)
  High.................  $     16.500  $     17.438  $     13.313  $     13.500
  Low..................  $     13.063  $     13.063  $     11.250  $      9.250
  Close................  $     14.875  $     16.438  $     13.250  $     12.875
Book value of common
shares(a)..............  $       8.67  $       8.31  $       7.87  $       7.59
Market-to-book ratio at
year end(a)............         171.6%        197.8%        168.4%        169.6%
Total Assets ($000's)..  $  3,947,138  $  3,912,324  $  3,807,941  $  3,647,557
Utility construction
expenditures
($000's)(b)............  $    202,245  $    180,852  $    172,329  $    168,958
Capitalization:
  Common shareholders'
   equity ($000's).....  $  1,107,848  $  1,094,672  $  1,034,530  $  1,011,666
  Preferred and
   preference stock-
    Northern Indiana
     Public Service
     Company:
      Series without
       mandatory
       redemption
       provision
       ($000's)........  $     86,389  $     97,753  $     97,917  $     98,710
      Series with
       mandatory
       redemption
       provisions
       ($000's)........  $     66,057  $     68,462  $     70,668  $     53,978
    NIPSCO Industries,
     Inc.:
      Series with
       mandatory
       redemption
       provision
       ($000's)........  $     35,000  $     35,000  $     35,000  $     35,000
    Indianapolis Water
     Company:
      Series without
       mandatory
       redemption
       provision
       ($000's)........  $        --   $        --   $        --   $        --
Long-Term debt
($000's)...............  $  1,180,338  $  1,192,500  $  1,054,454  $  1,068,708
                         ------------  ------------  ------------  ------------
    Total
     Capitalization
     ($000's)..........  $  2,475,632  $  2,488,387  $  2,292,569  $  2,268,062
Number of employees....         4,441         4,602         4,648         4,600

-------
Notes: (a) Amounts restated to reflect two-for-one stock split.
(b) Including AFUDC.

                                       YEAR ENDED DECEMBER 31,
                         ---------------------------------------------------------
                             1990          1989             1988          1987
                         ------------  ------------     ------------  ------------
Operating Revenues
  Gas ($000's).........  $    625,159  $    677,262     $    620,723  $    581,130
  Electric ($000's)....       895,836       882,303          903,461       870,499
  Water ($000's).......           --            --               --            --
  Products and Services
   ($000's)............           --            --               --            --
                         ------------  ------------     ------------  ------------
    Total Operating
     Revenues ($000's).  $  1,520,995  $  1,559,565     $  1,524,184  $  1,451,629
Operating Margin
 ($000's)..............  $    885,262  $    900,035     $    863,213  $    777,573
Operating Income
 ($000's)..............  $    247,777  $    252,807     $    257,923  $    192,415
Net Income ($000's)....  $    125,361  $     72,112(c)  $    103,449  $     38,876
Shares outstanding at
 year end(a)...........   137,748,458   138,738,984      146,620,420   146,486,200
Number of common
 shareholders..........        41,285        43,763           47,324        50,074
Basic earnings per
 average common
 share(a)..............  $       0.90  $       0.50(c)  $       0.70  $       0.26
Diluted earnings per
 average common
 share(a)..............  $       0.89  $       0.49(c)  $       0.70  $       0.26
Return on average
 common equity.........          12.7%          7.2%(c)         10.4%          4.1%
Times interest earned
 (pre-tax).............          2.81          2.02(c)          2.38          1.65
Dividends paid per
 share(a)..............  $       0.52  $       0.42     $       0.30  $       0.08
Dividend payout ratio..          57.8%         84.0%(c)         42.9%         30.8%
Market values during
 the year:(a)
  High.................  $      9.625  $      9.813     $      7.063  $      6.500
  Low..................  $      7.875  $      6.563     $      4.313  $      4.000
  Close................  $      9.438  $      9.688     $      6.938  $      4.250
Book value of common
 shares(a).............  $       7.30  $       6.96     $       7.02  $       6.56
Market-to-book ratio at
 year end(a)...........         129.3%        139.2%            98.9%         64.8%
Total Assets ($000's)..  $  3,625,181  $  3,657,718     $  3,684,721  $  3,821,690
Utility construction
 expenditures
 ($000's)(b)...........  $    152,280  $    150,786     $    116,874  $    156,750
Capitalization:
  Common shareholders'
   equity ($000's).....  $  1,005,982  $    965,437     $  1,028,554  $    961,562
  Preferred and
   preference stock-
    Northern Indiana
     Public Service
     Company:
      Series without
       mandatory
       redemption
       provision
       ($000's)........  $     99,374  $     99,874     $     99,937  $    191,392
      Series with
       mandatory
       redemption
       provisions
       ($000's)........  $     59,358  $     66,309     $     75,189  $    105,395
    NIPSCO Industries,
     Inc.:
      Series with
       mandatory
       redemption
       provision
       ($000's)........  $     35,000  $        --      $        --   $        --
    Indianapolis Water
     Company:
      Series without
       mandatory
       redemption
       provision
       ($000's)........  $        --   $        --      $        --   $        --
Long-Term debt
 ($000's)..............  $  1,165,682  $  1,261,760     $  1,308,303  $  1,401,326
                         ------------  ------------     ------------  ------------
    Total
     Capitalization
     ($000's)..........  $  2,365,396  $  2,393,380     $  2,511,983  $  2,659,675
Number of employees....         4,547         4,825            4,946         5,172

-------
Notes: (a) Amounts restated to reflect two-for-one stock split.
(b) Including AFUDC.
(c) Earnings per share were reduced by $0.36 due to the $82.0 million refund, less associated tax benefits of $30.3 million, related to the Bailly N1 generating unit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of this Form 10-K.

  Information regarding directors is included at pages 2-7 in the Notice of Annual Meeting and Proxy Statement dated March 9, 1998, for Annual Meeting to be held April 8, 1998, which information is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation is included at pages 9-12 and 14-20 in the Notice of Annual Meeting and Proxy Statement dated March 9, 1998, for Annual Meeting to be held April 8, 1998, which information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management is included at pages 8-9 in the Notice of Annual Meeting and Proxy Statement dated March 9, 1998, for Annual Meeting to be held April 8, 1998, which information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding certain relationships and related transactions is included at page 7 in the Notice of Annual Meeting and Proxy Statement dated March 9, 1998, for Annual Meeting to be held April 8, 1998, which information is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) (1) The Financial Statements filed herewith as a part of this report on Form 10-K are as follows:

    Consolidated Financial Statements -
    Consolidated Statement of Income for the years ended December 31, 1997, 1996 and 1995
    Consolidated Balance Sheet at December 31, 1997 and 1996
    Consolidated Statement of Capitalization at December 31, 1997 and 1996 Consolidated Statement of Long-term Debt at December 31, 1997 and 1996 Consolidated Statement of Cash Flows for the years ended December 31,
     1997, 1996 and 1995
    Consolidated Statement of Common Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995
    Notes to Consolidated Financial Statements
    Report of Independent Public Accountants
    Selected Supplemental Information

    (2) The following is a list of the Financial Statement Schedules filed herewith as part of this report on Form 10-K:

 SCHEDULE                                                      PAGES OF
  NUMBER                   DESCRIPTION                         1997 10-K
 --------                  -----------                  -----------------------
                    Condensed Financial Information of
    I     Registrant..................................  63, 64, 65, 66, 67 & 68
    II    Valuation and Qualifying Accounts...........        69, 70, 71

    (3) Exhibits-
      The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index included on pages 72-75. Each management contract or compensatory plan or arrangement of Industries listed on the Exhibit Index is separately identified by an asterisk.

  (b) Reports on Form 8-K
    None

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, HEREUNTO DULY AUTHORIZED.

                                          NIPSCO Industries, Inc.
                                           (Registrant)

           March 24, 1998                            /s/ Gary L. Neale
Date ________________________________     By___________________________________
                                            Gary L. Neale, Its Chairman and
                                            President

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Gary L. Neale             Chairman, President,
____________________________________  Principal Executive Officer
           Gary L. Neale              and Director

      /s/ Stephen P. Adik            Executive Vice President,
____________________________________  Principal Financial Officer
          Stephen P. Adik             and Principal Accounting
                                      Officer

     /s/ Steven C. Beering           Director
____________________________________
         Steven C. Beering

      /s/ James T. Morris            Director
____________________________________
          James T. Morris

      /s/ Arthur J. Decio            Director
____________________________________
          Arthur J. Decio

    /s/ Ernestine M. Raclin          Director                        March 24, 1998
____________________________________
        Ernestine M. Raclin

                                     Director
____________________________________
          Denis E. Ribordy

      /s/ Ian M. Rolland             Director
____________________________________
           Ian M. Rolland

     /s/ Edmund A. Schroer           Director
____________________________________
         Edmund A. Schroer

     /s/ John W. Thompson            Director
____________________________________
          John W. Thompson
      /s/ Robert J. Welsh            Director
____________________________________
          Robert J. Welsh

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET

                                                                   DECEMBER 31,
                                                               ----------------------
                                                                  1997        1996
                                                               ----------  ----------
                                                                    (DOLLARS IN
                                                                    THOUSANDS)
                            ASSETS
                            ------
Property:
  Property in service......................................... $    2,625  $    2,620
  Construction work in progress...............................      5,147          76
  Less: accumulated depreciation..............................        713         541
                                                               ----------  ----------
    Total property............................................      7,059       2,155
                                                               ----------  ----------
  Investments (principally investments in wholly-owned subsid-
   iaries)....................................................  1,407,789   1,097,173
                                                               ----------  ----------
Current Assets:
  Cash and cash equivalents...................................      6,172         455
  Amounts receivable from subsidiaries........................     85,056      75,508
  Prepayments.................................................     21,971       3,647
                                                               ----------  ----------
    Total current assets......................................    113,199      79,610
                                                               ----------  ----------
Other (principally notes receivable from associated
 companies)...................................................    323,672     303,373
                                                               ----------  ----------
                                                               $1,851,719  $1,482,311
                                                               ==========  ==========
                CAPITALIZATION AND LIABILITIES
                ------------------------------
Capitalization:
  Common shares............................................... $  870,930  $  870,930
  Additional paid-in capital..................................     89,768      32,868
  Retained earnings...........................................    667,790     591,370
  Less: Treasury shares.......................................    363,943     392,995
    Other.....................................................     (1,813)      1,532
    Currency translation adjustment...........................      1,570         140
                                                               ----------  ----------
      Total capitalization....................................  1,264,788   1,100,501
                                                               ----------  ----------
Current Liabilities:
  Dividends declared on common and preferred stock............     29,535      27,053
  Amounts payable to subsidiaries.............................     31,818      30,340
  Other.......................................................      2,589       5,085
                                                               ----------  ----------
      Total current liabilities...............................     63,942      62,478
                                                               ----------  ----------
Other (principally notes payable to associated companies).....    522,989     319,332
                                                               ----------  ----------
Commitments and Contingencies (Note 3)
                                                               $1,851,719  $1,482,311
                                                               ==========  ==========

 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENT OF INCOME

                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1997          1996          1995
                                      ------------  ------------  ------------
                                              (DOLLARS IN THOUSANDS)
Equity in net earnings of
 subsidiaries........................ $    202,680  $    185,106  $    180,827
                                      ------------  ------------  ------------
Other income (deductions):
  Administrative and general expense.      (12,117)      (10,167)       (9,854)
  Interest income....................       27,272        21,443        15,575
  Interest expense...................      (37,652)      (20,604)      (12,274)
  Other, net.........................         (143)        1,543          (663)
                                      ------------  ------------  ------------
                                           (22,640)       (7,785)       (7,216)
                                      ------------  ------------  ------------
Net income before income taxes.......      180,040       177,321       173,611
Income taxes.........................      (10,809)          587        (1,854)
                                      ------------  ------------  ------------
Net income...........................      190,849       176,734       175,465
Dividend requirements on preferred
 shares..............................          --            119         3,063
                                      ------------  ------------  ------------
Balance available for common
 shareholders........................ $    190,849  $    176,615  $    172,402
                                      ============  ============  ============
Average common shares outstanding--
 basic*..............................  123,849,126   122,381,500   126,562,354
Basic earnings per average common
 share*.............................. $       1.54  $       1.44  $       1.36
                                      ============  ============  ============
Diluted earnings per average common
 share*.............................. $       1.53  $       1.43  $       1.35
                                      ============  ============  ============

--------
*Amounts restated to reflect two-for-one stock split paid February 20, 1998, to shareholders of record at the close of business on January 30, 1998.



 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1997       1996       1995
                                                 ---------  ---------  ---------
                                                    (DOLLARS IN THOUSANDS)
Net cash provided by operating activities......  $ 147,712  $ 183,867  $ 184,300
                                                 ---------  ---------  ---------
Cash flows provided by (used in) investing
 activities:
  Acquisition of IWC Resources, net of cash
   acquired....................................   (288,932)       --         --
  Acquisition of minority interest.............     (5,641)       --         --
  Capital expenditures.........................     (5,000)       (22)      (100)
  Sale of property.............................         (5)        83        935
                                                 ---------  ---------  ---------
    Net cash provided by (used in) investing
     activities................................   (299,578)        61        835
                                                 ---------  ---------  ---------
Cash flows provided by (used in) financing
 activities:
  Issuance of common shares....................    218,566      5,716      7,389
  Increase in notes payable to subsidiaries....    205,396    133,298     41,211
  Increase (decrease) in notes receivable from
   subsidiaries................................    (21,709)   (82,740)   (58,479)
  Redemption of cumulative preferred shares
   with mandatory redemption provisions........        --     (35,000)       --
  Cash dividends paid on common shares.........   (111,593)  (103,190)   (99,043)
  Cash dividends paid on preferred shares......        --        (766)    (3,063)
  Acquisition of treasury shares...............   (133,077)  (105,498)   (69,183)
                                                 ---------  ---------  ---------
    Net cash provided by (used in) financing
     activities................................    157,583   (188,180)  (181,168)
                                                 ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................      5,717     (4,252)     3,967
Cash and cash equivalents at beginning of year.        455      4,707        740
                                                 ---------  ---------  ---------
Cash and cash equivalents at end of year.......  $   6,172  $     455  $   4,707
                                                 =========  =========  =========



 The accompanying notes to condensed financial statements are an integral part of this statement.

                   NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                  SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. DIVIDENDS FROM SUBSIDIARIES

  Cash dividends paid to NIPSCO Industries, Inc. (Industries) by its consolidated subsidiaries were (in thousands of dollars): $188,175, $184,750 and $183,475 in 1997, 1996, and 1995, respectively.

2. SUPPORT AGREEMENT

  The obligations of NIPSCO Capital Markets, Inc. (Capital Markets) are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana Public Service Company (Northern Indiana) which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of Industries, other than the assets of Northern Indiana, reflected in the consolidated financial statements of Industries, was approximately $1.3 billion at December 31, 1997.

3. CONTINGENCIES

  Industries and its subsidiaries are parties to various pending proceedings, including suits and claims against them for personal injury, death and property damage. Such proceedings and suits, and the amounts involved are routine litigation and proceedings for the kinds of businesses conducted by Industries and its subsidiaries, except as described under the captions "NESI Energy Marketing Canada Ltd. Litigation," and "Environmental Matters" in the Notes to Consolidated Financial Statements in Item 8, which notes are incorporated by reference. No other material legal proceedings against Industries or its subsidiaries are pending or, to the knowledge of Industries, contemplated by governmental authorities or other parties.

4. CHANGES IN ACCOUNTING PRINCIPLES

  At December 31, 1997, Industries adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." As a result of adopting SFAS No. 128, previously reported earnings per share information has been restated. The effect of this accounting change on previously reported earnings per share data is insignificant.

  The net income, preferred dividends and shares used to compute basic and diluted earnings per share is presented in the following table:

                                   1997             1996             1995
                             ---------------- ---------------- ----------------
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC
Weighted Average Number of
 Shares:
  Average Common Shares
   Outstanding.............       123,849,126      122,381,500      126,562,354
                             ================ ================ ================
Net Income to be Used to
 Compute Basic Earnings per
 Share:
  Net Income...............  $        190,849 $        176,734 $        175,465
  Dividend requirements on
   Preferred Shares........               --               119            3,063
                             ---------------- ---------------- ----------------
  Balance Available for
   Common Shareholders.....  $        190,849 $        176,615 $        172,402
                             ================ ================ ================
Basic Earnings per Common
 Share.....................  $           1.54 $           1.44 $           1.36
                             ================ ================ ================
DILUTED
Weighted Average Number of
 Shares:
  Average Common Shares
   Outstanding.............       123,849,126      122,381,500      126,562,354
  Dilutive effective for
   Nonqualified Stock
   Options.................           374,344          323,367          238,286
                             ---------------- ---------------- ----------------
  Weighted Average Shares..       124,223,470      122,704,867      126,800,640
                             ================ ================ ================
Net Income to be Used to
 Compute Diluted Earnings
 per Share:
  Net Income...............  $        190,849 $        176,734 $        175,465
  Dividend requirements on
   Preferred Shares........               --               119            3,063
                             ---------------- ---------------- ----------------
  Balance Available for
   common Shareholders.....  $        190,849 $        176,615 $        172,402
                             ================ ================ ================
Diluted Earnings per Common
 Share.....................  $           1.53 $           1.43 $           1.35
                             ================ ================ ================

5. STOCK SPLIT

  On December 16, 1997, the Board of Directors authorized a two-for-one split of Industries' common stock. Shareholders received one additional common share for each common share held. The stock split was paid February 20, 1998, to shareholders of record at the close of business on January 30, 1998. All references to number of shares reported for the period including per share amounts and stock option data of Industries' common stock have been restated to reflect the two-for-one stock split. The common share cash dividend paid February 20, 1998 was paid on pre-split common shares.

6. PURCHASE OF IWC RESOURCES CORPORATION

  On March 25, 1997, Industries acquired all the outstanding common stock of IWCR for $290.5 million. Industries financed this transaction with debt of approximately $83.0 million and issuance of approximately 10.6 million Industries' common shares. Industries accounted for the acquisition as a purchase. The purchase price was allocated to the assets and liabilities acquired based on their fair values.

7. PURCHASE OF BAY STATE GAS COMPANY

  On December 18, 1997, Industries and Bay State Gas Company (Bay State) signed a definitive merger agreement under which Industries will acquire all of the common stock of Bay State in a stock-for-stock transaction valued at $40 per Bay State share. The transaction is valued at approximately $540 million. Bay State shareholders will have the option of taking up to 50 percent of the total purchase price in cash. Consummation of the merger is subject to certain closing conditions, including the approval by the shareholders of Bay State as well as the Securities and Exchange Commission, FERC and state regulatory agencies in Massachusetts, New Hampshire and Maine. The transaction is expected to be completed in late 1998.

  Bay State, one of the largest natural gas utilities in New England, provides natural gas distribution service to more than 300,000 customers in Massachusetts, New Hampshire and Maine. The combined gas utilities will be one of the 10 largest natural gas distribution systems in the nation, servicing more than 1 million gas customers. In addition, Industries and Bay State anticipate entering into a joint marketing agreement early in 1998 that will expand the operations of Bay State's non-regulated energy service companies.

                            NIPSCO INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1997

         COL. A          COL. B          COL. C             COL. D     COL. E
         ------          ------- ----------------------- ------------ --------
                                        ADDITIONS
                                 -----------------------  DEDUCTIONS
                                       CHARGED           FOR PURPOSES
                         BALANCE         TO     CHARGED   FOR WHICH   BALANCE
                         JAN. 1, (A)  COSTS AND TO OTHER   RESERVES   DEC. 31,
      DESCRIPTION         1997   IWCR EXPENSES  ACCOUNTS WERE CREATED   1997
      -----------        ------- ---- --------- -------- ------------ --------
                                        (DOLLARS IN THOUSANDS)
Reserves Deducted in
 Consolidated Balance
 Sheet from Assets to
 Which They Apply:
  Reserve for accounts
   receivable........... $ 5,569 $ 25  $6,573     --        $6,280    $ 5,887
  Reserve for
   investments, at
   equity............... $ 1,953 $--   $  --      --        $  191    $ 1,762
  Reserve for
   investments, at cost. $   --  $--   $  --      --        $  --     $   --
Reserves Classified
 Under Reserve Section
 of Consolidated Balance
 Sheet:
  Injuries and damages
   reserve.............. $ 4,376 $757  $6,603     --        $5,237    $ 6,499
  Environmental
   reserves............. $16,789 $--   $9,489     --        $6,912    $19,366
  Miscellaneous
   operating reserves... $ 4,471 $--   $   30     --        $  573    $ 3,928

--------
(a) Industries acquired IWCR in March 1997.

                            NIPSCO INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1996

           COL. A             COL. B        COL. C          COL. D     COL. E
           ------             ------- ------------------ ------------ --------
                                          ADDITIONS
                                      ------------------
                                                          DEDUCTIONS
                                       CHARGED           FOR PURPOSES
                              BALANCE    TO     CHARGED   FOR WHICH   BALANCE
                              JAN. 1, COSTS AND TO OTHER   RESERVES   DEC. 31,
         DESCRIPTION           1996   EXPENSES  ACCOUNTS WERE CREATED   1996
         -----------          ------- --------- -------- ------------ --------
                                           (DOLLARS IN THOUSANDS)
Reserves Deducted in
 Consolidated Balance Sheet
 from Assets to Which They
 Apply:
  Reserve for accounts
   receivable................ $7,264   $ 6,912   $  --      $8,607    $ 5,569
  Reserve for investments, at
   equity.................... $  850   $ 1,103   $  --      $  --     $ 1,953
Reserves Classified Under
 Reserve Section of
 Consolidated Balance Sheet:
  Injuries and damages
   reserve................... $1,837   $ 4,875   $  --      $2,336    $ 4,376
  Environmental reserves..... $5,006   $15,862   $  --      $4,079    $16,789
  Miscellaneous operating
   reserves.................. $4,091   $   380   $  --      $  --     $ 4,471

                            NIPSCO INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1995

           COL. A             COL. B        COL. C          COL. D     COL. E
           ------             ------- ------------------ ------------ --------
                                          ADDITIONS
                                      ------------------  DEDUCTIONS
                                       CHARGED           FOR PURPOSES
                              BALANCE    TO     CHARGED   FOR WHICH   BALANCE
                              JAN. 1, COSTS AND TO OTHER   RESERVES   DEC. 31,
         DESCRIPTION           1995   EXPENSES  ACCOUNTS WERE CREATED   1995
         -----------          ------- --------- -------- ------------ --------
                                           (DOLLARS IN THOUSANDS)
Reserves Deducted in
 Consolidated Balance Sheet
 from Assets to Which They
 Apply:
  Reserve for accounts
   receivable................ $4,899   $6,759     $--       $4,394     $7,264
  Reserve for investments, at
   equity.................... $2,850   $  --      $--       $2,000     $  850
Reserves Classified Under
 Reserve Section of
 Consolidated Balance Sheet:
  Injuries and damages
   reserve................... $2,538   $2,800     $--       $3,501     $1,837
  Environmental reserves..... $3,610   $3,188     $--       $1,792     $5,006
  Miscellaneous operating
   reserves.................. $4,061   $   30     $--       $  --      $4,091

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                         DESCRIPTION OF ITEM
  -------                        -------------------
  (2)      Agreement and Plan of Merger dated as of December 19, 1996, by and among NIPSCO Industries, Inc., Speedway Acquisition Corp.
           and IWC Resources Corporation (incorporated by reference to
           Annex A of the Proxy Statement-Prospectus contained in NIPSCO
           Industries, Inc. Registration Statement on Form S-4
           (Registration Statement No. 333-22065)).
  (2.1)    Amended and Restated Agreement and Plan of Merger, as of
           December 18, 1997, amended and restated as of March 4, 1998, between NIPSCO Industries, Inc. and Bay State Gas Company.
  (3.1)    Articles of Incorporation of September 22, 1987, as amended through April 9, 1997 (incorporated by reference to Exhibit
           3(b) to the NIPSCO Industries, Inc. Quarterly Report on Form
           10-Q for the quarter ended March 31, 1997).
  (3.2)    By-laws effective April 9, 1997 (incorporated by reference to
           Exhibit 3(a) to the NIPSCO Industries, Inc. Quarterly Report
           on Form 10-Q for the quarter ended March 31, 1997).
  (4.1)    Indenture dated August 1, 1939 between Northern Indiana Public
           Service Company (Northern Indiana) and Trustees (incorporated by reference to Exhibit 7 to Northern Indiana Registration
           Statement (Registration No. 2-5178)).
  (4.2)    Third Supplemental Indenture dated August 1, 1943
           (incorporated by reference to Exhibit 7-C to Northern Indiana
           Registration Statement (Registration No. 2-5178)).
  (4.3)    Nineteenth Supplemental Indenture dated October 1, 1968
           (incorporated by reference to Exhibit 1 to Northern Indiana
           Current Report on Form 8-K dated November 8, 1968).
  (4.4)    Twenty-third Supplemental Indenture dated March 31, 1972
           (incorporated by reference to Exhibit 2 to Northern Indiana
           Current Report on Form 8-K dated May 5, 1972).
  (4.5)    Thirty-third Supplemental Indenture dated June 1, 1980
           (incorporated by reference to Exhibit 1 to Northern Indiana
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1980).
  (4.6)    Forty-first Supplemental Indenture dated July 1, 1991
           (incorporated by reference to Exhibit 1 to Northern Indiana
           Current Report on Form 8-K dated March 25, 1992).
  (4.7)    Indenture dated as of March 1, 1988 between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee
           (incorporated by reference to Exhibit 4 to Northern Indiana
           Registration Statement (Registration No. 33-44193)).
  (4.8)    Indenture dated as of December 1, 1991 between Northern
           Indiana and Manufacturers Hanover Trust Company, as Trustee
           (incorporated by reference to Exhibit 4.1 to Northern Indiana
           Registration Statement (Registration No. 33-63870)).
  (4.9)    Memorandum of Agreement with City of Michigan City, Indiana
           (incorporated by reference to Exhibit 7 to Northern Indiana
           Registration Statement (Registration No. 2-48531)).
  (4.10)   Financing Agreement No. 1 dated November 1, 1988 with Jasper
           County, Indiana regarding $37,000,000 Series 1988A Pollution
           Control Refunding Revenue Bonds. Identical financing
           agreements between Registrant and Jasper County, Indiana
           provide for the issuance of $47,000,000 Series 1988B,
           $46,000,000 Series 1988C and $24,000,000 Series 1988D
           Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 8 to Northern Indiana Current Report on
           Form 8-K dated March 16, 1989).
  (4.11)   Financing Agreement dated July 1, 1991, with Jasper County,
           Indiana regarding $55,000,000 Series 1991 Collateralized
           Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 3 to Northern Indiana Current Report on
           Form 8-K dated March 25, 1992).

  EXHIBIT
  NUMBER                         DESCRIPTION OF ITEM
  -------                        -------------------
  (4.12)   Financing Agreement dated August 1, 1994, with Jasper County,
           Indiana regarding $10,000,000 Series 1994A, $18,000,000 Series
           1994B and $41,000,000 Series 1994C Pollution Control Refunding
           Revenue Bonds (incorporated by reference to Exhibit 4.16 to
           Northern Indiana Annual Report on Form 10-K for year ended
           December 31, 1994).
  (4.13)   Indenture between Registrant, NIPSCO Capital Markets, Inc. and
           Chemical Bank as Trustees dated February 1, 1996 (incorporated by reference to Exhibit 1 to NIPSCO Industries, Inc.
           Registration Statement (Registration No. 33-65285)).
  (4.14)   Rights Agreement between Registrant and Harris Trust and
           Savings Bank, dated February 27, 1990 (incorporated by
           reference to Exhibit 4.1 to the NIPSCO Industries, Inc.
           Current Report on Form 8-K dated March 7, 1990).
  (4.15)   Indenture Agreement between Registrant, NIPSCO Capital
           Markets, Inc. and Chase Manhattan Bank as trustee dated
           February 14, 1997 (incorporated by reference to Exhibit 4.1 to
           NIPSCO Industries, Inc. Registration Statement (Registration
           No. 333-22347)).
  (4.16)   Eleventh Supplemental Indenture dated as of December 1, 1971
           (incorporated by reference to Exhibit 4-B6 to IWC's Annual
           Report on Form 10-K for the year ended December 31, 1980).
  (4.17)   Seventeenth Supplemental Indenture dated as of March 1, 1989, between Fidelity Bank, National Association and IWC
           (incorporated by reference to Exhibit 4-A9 to IWCR's Annual
           Report on Form 10-K for the year ended December 31, 1988).
  (4.18)   Eighteenth Supplemental Indenture dated as of March 1, 1989, between Fidelity Bank, National Association and IWC
           (incorporated by reference to Exhibit 4-A10 to IWCR's Annual
           Report on Form 10-K for the year ended December 31, 1988).
  (4.19)   Ninteenth Supplemental Indenture dated as of June 1, 1989, between Fidelity Bank, National Association and IWC
           (incorporated by reference to Exhibit 4-A9 to IWCR's
           Registration Statement (Registration No. 33-43939)).
  (4.20)   Fourteenth Supplemental Indenture dated as of January 15,
           1978, between the Fidelity Bank, and IWC, including as
           Appendix A the "Restatement of Principal Indenture of
           Indianapolis Water Company," which, except as otherwise
           specified, restates the granting clauses and all other
           sections contained in the First Mortgage dated July 1, 1936, between Fidelity-Philadelphia Trust Company and Registrant as
           amended by the Fourth, Fifth, Sixth, Eighth, Twelfth and
           Fourteenth Supplemental Indentures (incorporated by reference to Exhibit 4-B1 to IWC's Annual Report on Form 10-K for the
           year ended December 31, 1980).
  (4.21)   Twentieth Supplemental Indenture dated as of December 1, 1992, between Fidelity Bank, National Association and IWC
           (incorporated by reference to Exhibit 4-A9 to Registrant's
           Annual Report on Form 10-K for the year ended December 31,
           1992).


  (4.22)   Twenty-First Supplemental Indenture dated as of December 1,
           1992, between Fidelity Bank, National Association and IWC
           (incorporated by reference to Exhibit 4-A10 to Registrant's
           Annual Report on Form 10-K for the year ended December 31,
           1992).
  (4.23) Rights Agreement, dated as of February 9, 1988, between IWCR and Bank One, Indianapolis, NA, as Rights Agent, which includes the Form of Certificate of Designations of Series A
           Junior Participating Preferred Stock as Exhibit A, the Form of
           Right Certificate as Exhibit B and the Summary of Rights to
           Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 to the IWCR's Current Report on Form 8-
           K dated February 9, 1988).

  EXHIBIT
  NUMBER                         DESCRIPTION OF ITEM
  -------                        -------------------
  (4.24)   Indenture of Trust dated as of March 1, 1989, between IWC,
           City of Indianapolis, Indiana, and Merchants National Bank &
           Trust Company of Indianapolis, as Trustee (incorporated by reference to Exhibit 10-F to IWCR's Annual Report on Form 10-K
           for the year ended December 31, 1988).
  (4.25)   Indenture of Trust dated as of March 1, 1989, between IWC,
           Town of Fishers, Indiana, and Merchants National Bank & Trust
           Company of Indianapolis, as Trustee (incorporated by reference to Exhibit 10-G to IWCR's Annual Report on Form 10-K for the
           year ended December 31, 1988).
  (4.26)   Indenture of Trust dated as of December 1, 1992, between City of Indianapolis, Indiana, and IWC to National City Bank,
           Indiana, as Trustee (incorporated by reference to Exhibit 10-J to IWCR's Annual Report on Form 10-K for the year ended
           December 31, 1992).
  (4.27)   Indenture of Trust, City of Indianapolis, Indiana, and IWC to
           National City Bank, Indiana, as Trustee, dated as of April 1,
           1993 (incorporated by reference to Exhibit 4.14 to IWCR's
           Annual Report on Form 10-K for the year ended December 31,
           1993).
  (4.28)   Twenty-Second Supplemental Indenture dated as of April 1,
           1993, between IWC and Fidelity Bank, National Association
           (incorporated by reference to Exhibit 4.15 to IWCR's Annual
           Report on Form 10-K for the year ended December 31, 1993).
  (10.1)   Supplemental Life Insurance Plan effective January 1, 1991
           (incorporated by reference to Exhibit 2 to the NIPSCO
           Industries, Inc. Current Report on Form 8-K dated March 25,
           1992).*
  (10.2)   Executive Deferred Compensation Plan effective December 1,
           1990 (incorporated by reference to Exhibit 3 to the NIPSCO
           Industries, Inc. Current Report on Form 8-K dated March 25,
           1992).*
  (10.3)   Form of Change in Control and Termination Agreements and
           Schedule of Parties to the Agreements.*
  (10.4)   Nonemployee Director Stock Incentive Plan effective February
           1, 1992 (incorporated by reference to Exhibit 5 to the NIPSCO
           Industries, Inc. Current Report on Form 8-K dated March 25,
           1992).*
  (10.5)   First Amendment to Nonemployee Director Stock Incentive Plan,
           effective December 16, 1997.
  (10.6)   NIPSCO Industries, Inc. 1988 Long-Term Incentive Plan
           (incorporated by reference to Exhibit 6 to the NIPSCO
           Industries, Inc. Current Report on Form 8-K dated March 5,
           1992).*
  (10.7)   First Amendment to NIPSCO Industries, Inc. 1988 Long-Term
           Incentive Plan effective August 24, 1993.*
  (10.8)   Second Amendment to NIPSCO Industries, Inc. 1988 Long-Term
           Incentive Plan effective December 16, 1997.*
  (10.9)   Amended and Restated Pension Plan Provisions effective January
           1, 1989 (incorporated by reference to Exhibit 17 to Northern
           Indiana Current Report on Form 8-K dated March 25, 1992).*
  (10.10)  NIPSCO Industries, Inc. 1994 Long-Term Incentive Plan*
           (incorporated by reference to Exhibit 10.8 to NIPSCO
           Industries Annual Report on Form 10-K for the year ended
           December 31, 1995).
  (10.11)  Amendment to NIPSCO Industries, Inc. 1994 Long-Term Incentive
           Plan effective December 16, 1997.*
  (10.12)  NIPSCO Industries, Inc. Directors' Charitable Gift Program*
           (incorporated by reference to Exhibit 10.8 to NIPSCO
           Industries Annual Report on Form 10-K for the year ended
           December 31, 1996).

  EXHIBIT
  NUMBER                         DESCRIPTION OF ITEM
  -------                        -------------------
  (10.13)  Employment Agreement between IWCR and James T. Morris, dated
           March 25, 1997.*
  (10.14)  Executive Supplemental Pension Agreement between IWCR and
           James T. Morris, dated January 13, 1998.*
  (10.15)  Agreement dated October 18, 1971, between IWC and Department of Public Works of the City of Indianapolis, Indiana,
           regarding the purchase of water at Eagle Creek Reservoir
           (incorporated by reference to Exhibit 5 to IWC's Registration
           Statement (Registration Statement No. 2-55201)).
  (10.16)  Loan Agreement dated as of March 1, 1989, between IWC and the
           City of Indianapolis, Indiana (incorporated by reference to
           Exhibit 10-D to IWCR's Annual Report on Form 10-K for the year ended December 31, 1988).
  (10.17)  Loan Agreement dated as of March 1, 1989, between IWC and Town of Fishers, Indiana (incorporated by reference to Exhibit 10-E to IWCR's Annual Report on Form 10-K for the year ended
           December 31, 1988).
  (10.18)  Guaranty Agreement dated as of March 1, 1989, between IWCR and
           Merchants National Bank and Trust Company of Indianapolis
           regarding City of Indianapolis, Indiana Industrial Development
           Bonds (incorporated by reference to Exhibit 10-H to IWCR's
           Annual Report on Form 10-K for the year ended December 31,
           1988).
  (10.19)  Guaranty Agreement dated as of March 1, 1989, between IWCR and
           Merchants National Bank & Trust Company of Indianapolis
           regarding Town of Fishers, Indiana Industrial Development
           Bonds (incorporated by reference to Exhibit 10-I to IWCR's
           Annual Report on Form 10-K for the year ended December 31,
           1988).
  (10.20)  Loan Agreement dated as of December 1, 1992, between IWC and
           City of Indianapolis, Indiana (incorporated by reference to
           Exhibit 10-K to IWCR's Annual Report on Form 10-K for the year ended December 31, 1992).
  (10.21)  Guaranty Agreement dated as of December 1, 1992, between IWCR and National City Bank, Indiana, as Trustee (incorporated by reference to Exhibit 10-L to IWCR's Annual Report on Form 10-K
           for the year ended December 31, 1992).
  (10.22)  Note Agreement dated as of March 1, 1994, between IWCR and
           American United Life Insurance Company (incorporated by
           reference to Exhibit 10.10 to IWCR's Annual Report on Form 10-
           K for the year ended December 31, 1993).
  (10.23)  Loan Agreement dated as of April 1, 1993, between IWC and the
           City of Indianapolis (incorporated by reference to Exhibit
           10.11 to IWCR's Annual Report on Form 10-K for the year ended
           December 31, 1993).
  (10.24)  Guaranty Agreement between IWCR and National City Bank,
           Indiana, as Trustee, dated as of April 1, 1993 (incorporated by reference to Exhibit 10.12 to IWCR's Annual Report on Form
           10-K for the year ended December 31, 1993).
  (13)     1997 Annual Report to Shareholders for pages 22-28.
  (21)     List of Subsidiaries.
  (23)     Consent of Arthur Andersen LLP.

--------
*Management contract or compensatory plan arrangement of NIPSCO Industries Inc.