Form 10-Q
period 1998-03-31
NIPSCO INDUSTRIES INC
filed 1998-05-14
CIK 823392

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D. C. 20549


                                                     FORM 10-Q


                      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended March 31, 1998

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


                            801 East 86th Avenue, Merrillville, Indiana 46410 (Address of principal executive offices) (Zip Code)


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

            As of April 30, 1998, 122,106,038 common shares were outstanding.

NIPSCO Industries, Inc.

                                                      PART I.
                                               FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Public Accountants

To The Board of Directors of
NIPSCO Industries, Inc.:

     We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of March 31, 1998, and December 31, 1997, and the related consolidated statements of income, common shareholders' equity and cash flows for the three and twelve month periods ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of March 31, 1998, and December 31, 1997, and the results of their operations and their cash flows for the three and twelve month periods ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.


                                           /s/  Arthur Andersen LLP

Chicago, Illinois
April 28, 1998

Consolidated Balance Sheet
                                                                 March 31,          December 31,
Assets                                                              1998                1997
                                                                 ==========          ==========
(In thousands)
Property, Plant and Equipment:
 Utility Plant, (Note 2)(including Construction Work in
   Progress of  $205,460 and $188,710, respectively)
    Electric                                                 $    4,082,197      $    4,066,568
    Gas                                                           1,403,152           1,395,140
    Water                                                           618,279             604,018
    Common                                                          349,531             351,350
                                                            ---------------   -----------------
                                                                  6,453,159           6,417,076
    Less -Accumulated provision for depreciation
       and amortization                                           2,806,186           2,759,945
                                                            ---------------   -----------------
      Total Utility Plant                                         3,646,973           3,657,131
                                                            ---------------   -----------------
 Other property, at cost, net of accumulated provision
       for depreciation                                              76,264              96,028
                                                            ---------------   -----------------
      Total Property, Plant and Equipment                         3,723,237           3,753,159
                                                            ---------------   -----------------
Investments:
 Investments, at equity (Note 2)                                    108,008              82,855
 Investments, at cost                                                33,212              31,771
 Other investments                                                   26,729              24,499
                                                            ---------------   -----------------
      Total Investments                                             167,949             139,125
                                                            ---------------   -----------------
Current Assets:
 Cash and cash equivalents                                           40,376              30,780
 Accounts receivable, less reserve of  $5,727 and
     $5,887, respectively (Note 2)                                  243,971             231,580
 Other receivables (Note 24)                                        127,821             107,231
 Fuel adjustment clause (Note 2)                                      1,111               2,679
 Gas cost adjustment clause (Note 2)                                 37,972              89,991
 Materials and supplies, at average cost                             62,081              60,085
 Electric production fuel, at average cost                           21,241              18,837
 Natural gas in storage (Note 2)                                     21,023              61,436
 Prepayments and other                                               32,248              28,089
                                                            ---------------   -----------------
      Total Current Assets                                          587,844             630,708
                                                            ---------------   -----------------
Other Assets:
 Regulatory assets (Note 2)                                         208,074             211,513
 Intangible assets, net of accumulated amortization (Note 2)         67,436              68,175
 Prepayments and other (Note 9)                                     145,952             134,353
                                                            ---------------   -----------------
      Total Other Assets                                            421,462             414,041
                                                            ---------------   -----------------
                                                             $    4,900,492      $    4,937,033
                                                            ===============   ================

The accompanying notes to consolidated financial statements are an integral part of this statement.

Consolidated Balance Sheet
                                                                  March 31,        December 31,
Capitalization and Liabilities                                  1998                1997
                                                                ===========         ===========
  (In thousands)
Capitalization:
 Common shareholders' equity
  (See accompanying statement)                               $    1,276,530      $    1,264,788
 Cumulative preferred stocks (Note 11) -
   Series without mandatory redemption provisions (Note 12)          85,619              85,620
   Series with mandatory redemption provisions (Note 13)             58,841              58,841
 Long-term debt excluding amounts due within one
    year (Note 19)                                                1,670,761           1,667,925
                                                          -----------------   -----------------
      Total Capitalization                                        3,091,751           3,077,174
                                                          -----------------   -----------------
Current Liabilities:
 Current portion of long-term debt (Note 20)                         55,729              54,621
 Short-term borrowings (Note 21)                                    142,802             212,639
 Accounts payable                                                   203,890             226,751
 Dividends declared on common and preferred stocks                   30,926              30,784
 Customer deposits                                                   22,684              22,091
 Taxes accrued                                                      137,086              77,573
 Interest accrued                                                    23,823              19,124
 Accrued employment costs                                            42,503              58,799
 Other accruals                                                      43,924              47,930
                                                          -----------------   -----------------
      Total Current Liabilities                                     703,367             750,312
                                                          -----------------   -----------------
Other:
 Deferred income taxes (Note 8)                                     642,865             651,815
 Deferred investment tax credits, being amortized over
   life of related property (Note 8)                                103,717             105,538
 Deferred credits                                                    78,017              73,715
 Customer advances and contributions in aid of
    construction (Note 2)                                           110,674             110,145
 Accrued liability for postretirement benefits (Note 10)            134,365             132,919
 Other noncurrent liabilities                                        35,736              35,415
                                                          -----------------   -----------------
      Total Other                                                 1,105,374           1,109,547
                                                          -----------------   -----------------
Commitments and Contingencies
 (Notes 5, 7, 22, 23 and 24)
                                                             $    4,900,492      $    4,937,033
                                                                 ==========          ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.



Consolidated Statement of Income

 (Dollars in thousands, except for per share amounts)
                                                       Three Months                 Twelve Months
                                                     Ended March 31,                Ended March 31,
                                                 ----------------------------------------------------
                                                  1998         1997             1998         1997
                                                   ========     ========        ========     ========
Operating Revenues: (Notes 2, 6 and 26)
  Electric                                      $   323,834  $   260,657     $ 1,249,508  $ 1,034,464
  Gas                                               242,735      333,400         716,574      805,191
  Water                                              17,709            0          78,452            0
  Products and Services                             195,066       65,893         661,401      192,822
                                             ---------------------------- ----------------------------
                                                    779,344      659,950       2,705,935    2,032,477
                                             ---------------------------- ----------------------------
Cost of Sales: (Note 2)
 Fuel for electric generation                        55,594       58,408         235,734      234,421
 Power purchased                                     90,443       23,888         271,586       65,678
 Gas costs                                          138,428      214,840         418,875      499,359
 Products and Services                              175,945       50,386         562,307      128,374
                                             ---------------------------- ----------------------------
                                                    460,410      347,522       1,488,502      927,832
                                             ---------------------------- ----------------------------
Operating Margin                                    318,934      312,428       1,217,433    1,104,645
                                             ---------------------------- ----------------------------
Operating Expenses and Taxes (except income):
  Operation                                          96,171       85,704         400,720      340,168
  Maintenance (Note 2)                               18,947       18,484          77,015       73,926
  Depreciation and amortization (Note 2)             63,274       58,344         254,734      235,911
  Taxes (except income)                              23,428       21,310          85,883       75,808
                                             ---------------------------- ----------------------------
                                                    201,820      183,842         818,352      725,813
                                             ---------------------------- ----------------------------
Operating Income                                    117,342      128,586         399,309      378,832
                                             ---------------------------- ----------------------------
Other Income (Deductions) (Note 2)                    8,448        9,403          14,813       21,156
                                             ---------------------------- ----------------------------
Interest and Other Charges:
 Interest on long-term debt                          27,274       19,803         112,969       82,499
 Other interest                                       1,908        4,968           7,331       18,672
 Amortization of premium, reacquisition premium,
  discount and expense on debt, net                   1,148        1,133           4,733        4,579
 Dividend requirements on preferred stock
  of subsidiaries                                     2,167        2,167           8,691        8,680
                                             ---------------------------- ----------------------------
                                                     32,497       28,071         133,724      114,430
                                             ---------------------------- ----------------------------
Income before income taxes                           93,065      109,918         280,170      285,558
                                             ---------------------------- ----------------------------
Income taxes                                         32,343       39,080          99,437      105,472
                                             ---------------------------- ----------------------------
Net Income                                         $ 60,722     $ 70,838        $180,733     $180,086
                                                   ========     ========        ========     ========
Average common shares outstanding - basic       123,872,613  119,116,686     125,021,821  121,140,716

Earnings per average common share - basic           $ 0.49       $  0.59         $ 1.44        $ 1.48
                                                   ========     ========        ========     ========
Earnings per average common share - diluted        $  0.48       $  0.59         $ 1.44        $ 1.48
                                                   ========     ========        ========     ========
Dividends declared per common share                $  0.240     $  0.225         $ 0.930      $ 0.870
                                                   ========     ========        ========     ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

Consolidated Statement Of Common Shareholders= Equity

                                                           Additional
(Dollars in thousands)             Common     Treasury      Paid-in        Retained
Three Months Ended                Shares      Shares        Capital        Earnings       Other
========================         ==========     ==========    ==========    ==========    ==========
Balance, January 1, 1997         $  870,930    $ (392,995)    $   32,868   $   591,370    $   (4,280)
Comprehensive Income:
  Net income                                                                    70,838
  Other comprehensive income,
   net of tax:
     Unrealized gain (net of income
       tax of $18)
  Gain (loss) on foreign currency
     translation:
       Unrealized
Total Comprehensive Income
Dividends:
 Common shares                                                                  (26,273)
Treasury shares acquired                           (56,491)            35
Issued:
 IWC Resources Corporation
   acquisition                                      152,409        55,008
 Employee stock purchase plan                            75           113
 Long-term incentive plan                             1,022            94                         (351)
 Amortization of
  unearned compensation                                                                            503
Other                                                                               (35)
                                -----------     -----------     ----------    ----------    ----------
Balance, March 31, 1997           $ 870,930     $ (295,980)     $  88,118      $ 635,900    $  (4,128)
                                 ==========     ===========     ==========    ==========    ==========

Balance, January 1, 1998         $  870,930     $ (363,943)     $  89,768      $ 667,790    $  (2,624)
Comprehensive Income:
  Net income                                                                      60,722
  Other comprehensive income,
   net of tax:
     Unrealized gain (net of income
       tax of $684)
  Gain (loss) on foreign currency
     translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
 Common shares                                                                  (29,929)
Treasury shares acquired                           (23,298)             2
Issued:
 Employee stock purchase plan                            57          120
 Long-term incentive plan                             3,175          (12)                         (34)
 Amortization of
  unearned compensation                                                                           499
Other                                                                              (655)
                                -----------     -----------     ----------    ----------    ----------
Balance, March 31, 1998          $ 870,930      $ 384,009)      $   89,878    $  697,928    $  (2,159)
                                ==========      ==========      ==========    ===========    ==========
                                  Accumulated                                          Shares
                                  Other                                     --------------------------
   Three Months Ended          Comprehensive                Comprehensive    Common     Treasury
       (continued)              Income         Total         Income          Shares      Shares
========================         ==========     ==========    ==========    ==========   ==========
Balance, January 1, 1997          $   2,608    $ 1,100,501                  147,784,218  (28,172,896)
Comprehensive Income:
  Net income                                        70,838        70,838
  Other comprehensive income,
   net of tax:
     Unrealized gain (net of income
       tax of $18)                       29             29            29
  Gain (loss) on foreign currency
     translation:
       Unrealized                     (361)          (361)         (361)
                                                               ----------
Total Comprehensive Income                                      $  70,506
                                                               ==========
Dividends:
 Common shares                                     (26,273)
Treasury shares acquired                           (56,456)                               (2,852,228)
Issued:
 IWC Resources Corporation
   acquisition                                      207,417                                10,580,764
 Employee stock purchase plan                          188                                      9,508
 Long-term incentive plan                               765                                   71,100
 Amortization of
  unearned compensation                                503
Other                                                  (35)
                                 ----------   ------------                 -----------   -----------
Balance, March 31, 1997          $  2 ,276    $ 1,297,116                 147,784,218   (20,363,752)
                                 ==========   ============                 ============   ===========

Balance, January 1, 1998         $   2,867    $  1,264,788                147,784,218   (23,471,554)
Comprehensive Income:
  Net income                                        60,722   $   60,722
  Other comprehensive income,
   net of tax:
     Unrealized gain (net of income
       tax of $684)                   1,119          1,119         1,119
  Gain (loss) on foreign currency
     translation:
       Unrealized                       162            162           162
       Realized                        (186)          (186)         (186)
                                                             -----------
Total Comprehensive Income                                     $  61,817
                                                             ===========
Dividends:
 Common shares                                     (29,929)
Treasury shares acquired                           (23,296)                                 (910,574)
Issued:
 Employee stock purchase plan                          177                                     7,158
 Long-term incentive plan                            3,129                                   197,044
 Amortization of
  unearned compensation                                499
Other                                                 (655)
                               ------------  --------------               ------------- ------------
Balance, March 31, 1998         $     3,962  $   1,276,530                 147,784,218   (24,177,926)
                               ============  =============                =============  ============

                                                           Additional
(Dollars in thousands)             Common     Treasury      Paid-in        Retained
Twelve Months Ended               Shares      Shares        Capital        Earnings       Other
========================         ==========     ==========    ==========    ==========    ==========
Balance, April 1, 1996            $ 870,930    $ (330,942)    $   32,541    $  560,401    $  (6,126)
Comprehensive Income:
  Net income                                                                   180,086
  Other comprehensive income,
   net of tax:
     Unrealized gain (net of income
       tax of $709)
  Gain (loss) on foreign currency
     translation:
       Unrealized
Total Comprehensive Income
Dividends:
 Common shares                                                                (104,460)
Treasury shares acquired                          (123,501)            35
Issued:
 IWC Resources Corporation
   acquisition                                      152,409        55,008
 Employee stock purchase plan                           278           390
 Long-term incentive plan                             5,776           126                      (461)
 Amortization of
  unearned compensation                                                                        2,459
Other                                                                 18         (127)
                               -----------   -------------  ------------  ------------  ------------
Balance, March 31, 1997        $  870,930     $  (295,980)     $  88,118    $  635,900    $  (4,128)
                               -----------   -------------  ------------  ------------  ------------
Net income                                                                     180,733
  Other comprehensive income,
   net of tax:
     Unrealized gain (net of income
       tax of $1,699)
  Gain (loss) on foreign currency
     translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
 Common shares                                                                (117,959)
Treasury shares acquired                           (99,884)          (33)
Issued:
 Acquisition of minority interest                    4,118         1,351
 Employee stock purchase plan                          255           431
 Long-term incentive plan                            7,482            12                       (126)
 Amortization of
  unearned compensation                                                                        2,095
Other                                                                 (1)         (746)
                                -----------   ------------  ------------  ------------  ------------
Balance, March 31, 1998          $ 870,930     $ (384,009)   $    89,878   $   697,928   $   (2,159)
                                 ==========    ==========    ===========   ===========   ===========

                                 Accumulated                                       Shares
                                Other                                      ---------------------------
   Three Months Ended       Comprehensive                  Comprehensive      Common      Treasury
       (continued)              Income         Total         Income          Shares        Shares
========================         ==========     ==========    ==========    ==========     ==========
Balance, April 1, 1996           $    (454)    $ 1,126,350                  147,784,218   (25,006,726)
Comprehensive Income:
  Net income                                       180,086   $   180,086
  Other comprehensive income,
   net of tax:
     Unrealized gain (net of income
       tax of $709)                   1,161          1,161         1,161
  Gain (loss) on foreign currency
     translation:
       Unrealized                     1,569          1,569         1,569
                                                             ------------
Total Comprehensive Income                                   $    182,816
                                                             ============
Dividends:
 Common shares                                    (104,460)
Treasury shares acquired                          (123,466)                               (6,392,082)
Issued:
 IWC Resources Corporation
   acquisition                                      207,417                                10,580,764
 Employee stock purchase plan                           668                                    34,992
 Long-term incentive plan                             5,441                                   419,300
 Amortization of
  unearned compensation                              2,459
Other                                                 (109)
                               ------------   ------------                ------------    ------------
Balance, March 31, 1997        $     2,276    $  1,297,116                 147,784,218     (20,363,752)
                               ------------   ------------                ------------    ------------
 Comprehensive Income:
  Net income                                        180,733   $  180,733
  Other comprehensive income,
   net of tax:
     Unrealized gain (net of income
       tax of $1,699)                 2,779          2,779         2,779
  Gain (loss) on foreign currency
     translation:
       Unrealized                     (907)          (907)         (907)
       Realized                       (186)          (186)         (186)
                                                              -----------
Total Comprehensive Income                                    $  182,419
                                                              ===========
Dividends:
 Common shares                                    (117,959)
Treasury shares acquired                           (99,917)                               (4,595,274)
Issued:
 Acquisition of minority interest                     5,469                                   270,064
 Employee stock purchase plan                           686                                    32,026
 Long-term incentive plan                             7,368                                   479,010
 Amortization of
  unearned compensation                              2,095
Other                                                 (747)
                                ------------   ------------                ------------  ------------
Balance, March 31, 1998          $    3,962    $ 1,276,530                  147,784,218  (24,177,926)
                                ============   ===========                 ============  ============

The accompanying notes to consolidated financial statements are an integral part of this statement.






Consolidated Statement of Cash Flows
(In thousands)
                                                 Three Months                 Twelve Months
                                               Ended March 31,              Ended March 31,
                                              ---------------------       ----------------------
                                                 1998        1997            1998         1997
                                              ========    ========          ========     ========
Cash flows from operating activities:
 Net income                                 $    60,722  $    70,838    $   180,733   $  180,086
Adjustments to reconcile net income
 to net cash:
  Depreciation and amortization                  63,274       58,344        254,734      238,756
  Deferred federal and state income
   taxes, net                                   (30,040)    (12,343)        (19,345)      (5,229)
  Deferred investment tax credits, net          (1,821)     (1,802)          (7,395)      (7,541)
  Advance contract payment                        475          475            1,900        1,900
  Change in certain assets and liabilities -*
   Accounts receivable, net                    (12,391)     13,787          (63,547)     21,897
   Other receivables                          (20,590)    (40,011)          (45,626)     (59,609)
   Electric production fuel                    (2,404)       2,351            2,891       (4,186)
   Materials and supplies                      (1,996)         220              349       4,739
   Natural gas in storage                      40,413        47,075          (3,005)      (6,112)
   Accounts payable                            (13,470)     55,650          (87,687)    105,513
   Taxes accrued                               80,313       77,762            5,940      43,780
   Fuel adjustment clause                       1,568      (3,781)           11,819      (4,463)
   Gas cost adjustment clause                  52,019        12,228          50,014      (38,889)
   Accrued employment costs                   (16,296)     (4,821)              660       1,463
   Other accruals                               (4,006)      25,511        (20,088)         (299)
   Other, net                                  (6,207)       3,635           50,555     (21,803)
                                         ------------- ------------- -------------- --------------
   Net cash provided by operating activities   189,563     305,118          312,902      450,003
                                        -------------- -------------- -------------- --------------
Cash flows used in investing activities:
  Utilities construction expenditures          (48,203)    (46,581)        (220,553)    (198,043)
  Acquisition of IWC Resources
    Corporation, net of cash acquired               0    (288,932)                 0    (288,932)
  Acquisition of minority interest                  0            0           (5,641)           0
  Proceeds from disposition of assets           9,705       29,500           16,198       29,500
  Proceeds from settlement of litigation            0            0           41,069            0
  Other, net                                  (25,916)     (19,352)         (61,384)     (32,655)
                                        -------------- -------------- -------------- --------------
      Net cash used in investing activities    (64,414)   (325,365)        (230,311)    (490,130)
                                        -------------- -------------- -------------- --------------
Cash flows provided by (used in)
 financing activities:
  Issuance of long-term debt                    6,371      136,302          528,301      138,371
  Issuance of short-term debt                 276,921      254,045        1,052,384    1,496,567
  Net change in commercial paper              (40,000)   (142,305)         (122,340)      73,500
  Retirement of long-term debt                  (2,547)     (1,469)        (325,682)     (90,144)
  Retirement of short-term debt               (306,673)   (285,620)      (1,063,277)  (1,510,619)
  Retirement of preferred shares                    (1)         (1)          (2,408)      (2,605)
  Issuance of common shares                     3,340      208,486           13,427      213,594
  Acquisition of treasury shares               (23,296)    (56,591)         (99,789)    (123,601)
  Cash dividends paid on common shares         (29,789)    (26,772)        (114,610)    (103,753)
  Cash dividends paid on preferred shares           0            0                0         (647)
  Other, net                                      121          115             (497)        488
                                        -------------- ------------- -------------- --------------
      Net cash provided by (used in)
       financing activities                   (115,553)     86,190         (134,491)     91,151
                                        -------------- ------------- -------------- --------------
Net increase (decrease) in cash and
 cash equivalents                                9,596      65,943         (51,900)       51,024

Cash and cash equivalents at
   Beginning of period                          30,780      26,333           92,276       41,252
                                        -------------- ------------- -------------- --------------
Cash and cash equivalents at
   End of period                          $     40,376 $     92,276    $     40,376 $     92,276
                                         ============= ============    ============  ===========
 *Net of effect from purchase of IWC Resources Corporation.

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

     Industries also provides non-regulated energy/utility-related services including gas marketing and trading; wholesale power marketing; power generation; gas transmission, supply and storage; installation, repair and maintenance of underground pipelines; utility line locating and marking; and related products targeted at customer segments principally through the following wholly-owned subsidiaries: NIPSCO Development Company, Inc. (Development); NI Energy Services, Inc. (Services) (formerly known as NIPSCO Energy Services, Inc.); Primary Energy, Inc. (Primary); Miller Pipeline Corporation (Miller); and SM&P Utility Resources, Inc. (SM&P). NIPSCO Capital Markets, Inc. (Capital Markets) handles financing for Industries and its subsidiaries, other than Northern Indiana. These subsidiaries, other than the wholesale power marketing operations of Services, are referred to collectively as "Products and Services." On March 25, 1997, Industries acquired IWC Resources Corporation (IWCR). IWCR's subsidiaries include two regulated water utilities (IWC and Harbour) and five non-utility companies including Miller and SM&P.

     On December 16, 1997, the Board of Directors authorized a two-for-one split of Industries' common stock. The stock split was paid February 20, 1998, to shareholders of record at the close of business January 30, 1998. All references to number of shares reported for the period including per share amounts and stock option data of Industries' common stock reflect the two-for-one stock split as if it had occurred at the beginning of the earliest period.

     On December 18, 1997, Industries and Bay State Gas Company signed a definitive merger agreement under which Industries will acquire all of the common stock of Bay State Gas Company in a stock-for-stock transaction. Refer to "Purchase of Bay State Gas Company" in Note 4 to Consolidated Financial Statements for a more detailed discussion of the proposed acquisition.

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

     The accompanying consolidated financial statements of Industries include the operating results of IWCR for the three and twelve months periods ended March 31, 1998.

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

     Operating Revenues. Utility revenues are recorded based on estimated service rendered, but are billed to customers monthly on a cycle basis. Gas marketing revenues are recognized as the related commodity is delivered to customers. Construction revenues are recognized on the percentage of completion method whereby revenues are recognized in proportion to costs incurred over the life of each project. Industries records provisions for losses on construction contracts, if any, in the period in which such losses become probable.

     Depreciation and Maintenance. The Utilities provide depreciation on a straight-line method over the remaining service lives of the electric, gas, water and common properties. The approximated weighted average remaining lives for major components of each electric, gas and water plant are as follows:

                Electric:
                    Electric generation plant                       24 years
                    Transmission plant                              26 years
                    Distribution plant                              25 years
                    Other electric plant                            24 years

     The provision of depreciable electric utility plant, as a percentage of the original cost, was 3.60% for the three-month and twelve-month periods ended March 31, 1998 and March 31, 1997.

                Gas:
                    Gas storage plant                              18 years
                    Transmission plant                             34 years
                    Distribution plant                             27 years
                    Other gas plant                                24 years

     The provision of depreciable gas utility plant, as a percentage of the original cost, was 5.15% for the three and twelve months ended March 31, 1998 and 5.06% for the three and twelve months ended March 31, 1997.

                Water:
                    Water source and treatment plant               34 years
                    Distribution plant                             68 years
                    Other water plant                              13 years

     The provision of depreciable water utility plant, as a percentage of the original cost, was 1.9% and 1.5% for the three-month and twelve-month periods ended March 31, 1998, respectively.

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

     Plant Acquisition Adjustments. Utility plant includes amounts representing the excess of purchase price over underlying book values associated with the acquisitions of Kokomo Gas, NIFL, IWC and Harbour. These amounts are being amortized over a forty-year period from the respective dates of acquisition. The plant acquisition adjustments net of accumulated amortization were $189.1 million and $190.4 million at March 31, 1998 and December 31, 1997, respectively.

     Amortization of Software Costs. Industries has capitalized software relating to various technology functions. At the date of installation, Industries estimated that the specific software will have a useful life between five and ten years. The Federal Energy Regulatory Commission (FERC) prescribes certain amortization periods, and Industries' management has determined that, on average, these are reasonable useful life estimates for the portfolio of capitalized software. The Energy Utilities include these amortization estimates, based on useful life, in their quarterly filings with the Indiana Utility Regulatory Commission (Commission).

     Intangible Assets. The excess of cost over the fair value of the net assets of non-utility subsidiaries acquired is reported as goodwill and is being amortized on a straight-line basis over a weighted average period of 34 years. Other intangible assets approximating $7.7 million are being amortized over a period of eight years. Industries assesses the recoverability of its intangible assets on a periodic basis to confirm that expected future cash flows will be sufficient to support the recorded intangible assets. Accumulated amortization of intangibles at March 31, 1998 and December 31, 1997, was approximately $2.6 million and $1.1 million, respectively.

     Coal Reserves. Northern Indiana has a long-term mining contract to mine its coal reserves through the year 2001. The costs of these reserves are being recovered through the rate-making process as such coal reserves are used to produce electricity.

     Power  Purchased.  Power  purchases  and net  interchange  power with other
electric  utilities  under   interconnection   agreements  and  wholesale  power
purchases are included in Cost of Sales under the caption "Power purchased."

     Accounts Receivable. At March 31, 1998, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 2002.

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

     Comprehensive Income. Industries adopted SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. The objective of the statement is to report comprehensive income which is a measure of all changes in equity of an enterprise which result from transactions or other economic events during the period other than transactions with shareholders. Industries' components of other comprehensive income includes unrealized gains (losses) on available for sale securities and unrealized gains (losses) on foreign currency translation adjustments. The accumulated amounts for these components, respectively, were $1.6 million and $(2.1) million as of April 1, 1996; $2.7 million and $(0.1) million as of January 1, 1997; and $4.4 million and $(1.5) million as of January 1, 1998. This information is disclosed in Industries' Consolidated Statement of Common Shareholders' Equity.

     Statement of Cash Flows. For the purposes of the Consolidated Statement of Cash Flows, Industries considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

     Cash paid during the periods reported for income taxes and interest was as follows:

                                 Three   Months         Twelve Months
                               Ended March  31,         Ended  March 31,
                              --------    -------    -------     ---------
(In thousands)                  1998       1997       1998          1997
                               =======    =======    =======       =======
Income taxes                   $     0    $    0    $ 116,849      $ 75,795
Interest, net of amounts
        capitalized             23,549    12,111      113,799        88,988

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

     Gas Cost Adjustment Clause. All metered gas rates contain an adjustment factor which reflects the cost of purchased gas, contracted gas storage and storage transportation charges. The Energy Utilities record any under-recovery or over-recovery as a current asset or current liability until such time as it is billed or refunded to their customers. The gas cost adjustment factor for Northern Indiana is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. The gas cost adjustment factors for Kokomo Gas and NIFL are subject to semi-annual hearings by the Commission and remain in effect for a six-month period. If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month or six-month period will be included in a future filing. See Note 6, FERC Order No. 636 for a discussion of gas transition cost charges.

     Natural Gas in Storage. Northern Indiana's natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in March 1998 and December 1997 the estimated replacement cost of gas in storage (current and non-current) at March 31, 1998 and December 31, 1997 exceeded the stated LIFO cost by approximately $29 million and $42 million, respectively. Certain other subsidiaries of Industries have natural gas in storage valued at average cost.

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

     Industries uses commodity futures contracts, options and swaps to hedge the impact of natural gas price fluctuations related to its business activities, including price risk related to the physical location of the natural gas (basis risk). As of March 31, 1998, Industries had open derivative financial instruments representing hedges of natural gas sales of 11.9 billion cubic feet
(Bcf), natural gas purchases of 9.1 Bcf and net basis differentials of 35.8 Bcf. The net deferred gains on these derivative financial instruments as of March 31, 1998 was not material.

     Industries purchases options to hedge price risk associated with a portion of its fixed price purchase and sale commitments related to electricity. The deferred premiums paid on these options as of March 31, 1998 were not material.

     Regulatory Assets. The Utilities' operations are subject to the regulation of the Commission and, in the case of the Energy Utilities, the FERC. Accordingly, the Utilities' accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The Utilities monitor changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of their operations. As of March 31, 1998 and December 31, 1997, the regulatory assets identified below represent probable future revenue to the Utilities associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of the Utilities'
operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:

                                                     March 31,        December 31,
(In thousands)                                       1998                 1997
                                                    ==========          ==========
Unamortized reacquisition premium on
 debt (Note 19)                                    $    45,869         $    46,748
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges and deferred
  depreciation (See below)                              65,492              66,546
Bailly scrubber carrying charges and
 deferred depreciation (See below)                       9,647               9,880
Deferred SFAS No. 106 expense not
 recovered (Note 10)                                    86,158              87,653
FERC Order No. 636 transition costs (Note 6)            25,771              28,744
Regulatory income tax asset, net  (Note 8)               7,218               6,941
Other                                                    4,207               4,261
                                                  ------------         -----------
                                                       244,362             250,773
Less: Current portion of regulatory assets              36,288              39,260
                                                  ------------         -----------
                                                  $    208,074         $   211,513
                                                  ============         ===========

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

     At January 1, 1996, a pre-tax rate of 5.5% for all construction was being used; effective January 1, 1997 the rate remained at 5.5%; and effective January 1, 1998, the rate increased to 6.0%.

     Foreign Currency Translation. Translation gains or losses are based upon the end-of-period exchange rate and are recorded as a separate component of common shareholders' equity.

     Investments in Real Estate. Development invests in a series of affordable housing projects within the Utilities' service territories. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Development accounts for these investments using the equity method. Investments, at equity, include $35.5 million and $30.1 million relating to affordable housing projects at March 31, 1998 and December 31, 1997, respectively.

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

     (3) Purchase of IWC Resources Corporation: On March 25, 1997, Industries acquired all the outstanding common stock of IWCR for $290.5 million. Industries financed this transaction with debt of approximately $83.0 million and issuance of approximately 10.6 million Industries' common shares. Industries accounted for the acquisition as a purchase. The purchase price was allocated to the assets and liabilities acquired based on their fair values.

     (4) Purchase of Bay State Gas Company: On December 18, 1997, Industries and Bay State Gas Company (Bay State) signed a definitive merger agreement under which Industries will acquire all of the common stock of Bay State in a stock-for-stock transaction valued at $40 per Bay State share. The transaction is valued at approximately $551 million. Bay State shareholders will have the option of taking up to 50 percent of the total purchase price in cash. Consummation of the merger is subject to certain closing conditions, including the approval by the shareholders of Bay State as well as the Securities and Exchange Commission, FERC and state regulatory agencies in Massachusetts, New Hampshire and Maine. The transaction is expected to be completed in late 1998.

     Bay State, one of the largest natural gas utilities in New England, provides natural gas distribution service to more than 300,000 customers in Massachusetts, New Hampshire and Maine. The combined company will be one of the 10 largest natural gas distribution systems in the nation, servicing more than 1 million gas customers. In addition, Industries and Bay State anticipate entering into a joint marketing agreement in 1998 that will expand the operations of Bay State's non-regulated energy service companies.

     (5) NESI Energy Marketing Canada Ltd. Litigation: On October 31, 1996, Services' wholly-owned subsidiary NIPSCO Energy Services Canada Ltd. (NESI Canada) acquired 70% of the outstanding shares of Chandler Energy Inc., a gas marketing and trading company located in Calgary, Alberta, and subsequently renamed it NESI Energy Marketing Canada Ltd. (NEMC). Between November 1 and November 27, 1996, gas prices in the Calgary market increased dramatically. As a result, NEMC was selling gas, pursuant to contracts entered into prior to the acquisition date, at prices substantially below its costs to acquire such gas. On November 27, 1996, NEMC ceased doing business and sought protection from its creditors under the Companies' Creditors Arrangement Act, a Canadian corporate reorganization statute. NEMC was declared bankrupt as of December 12, 1996.

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

     (6) FERC Order No. 636: Since December 1993, the Energy Utilities have paid approximately $139 million of interstate pipeline transition costs to pipeline suppliers to reflect the impact of FERC Order No. 636. The Energy Utilities expect that additional transition costs will not be significant. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

     (7) Environmental Matters: The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. The Utilities intend to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of approximately $20 million to cover probable corrective actions as of March 31, 1998; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Industries.

     Because of major investments made in modern environmental control facilities and the use of low-sulfur coal, all of Northern Indiana's electric production facilities now comply with the sulfur dioxide limitations contained in the acid deposition provisions of the Clean Air Act Amendments of 1990
(CAAA). Reflecting this compliance, on December 31, 1997, the Indiana Department of Environmental Management (IDEM) issued the Phase II Acid Rain permits for all four of Northern Indiana's electric generating stations. As discussed below, however, other provisions of the CAAA impose additional requirements on Northern Indiana.

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

     On October 10, 1997, the EPA proposed a rule under the nonattainment provisions of the CAAA to reduce emissions transported across state boundaries that allegedly are contributing to nonattainment of the one hour ozone standard in downwind states. Because NOx is considered a precursor or cause of ozone formation, the EPA proposed significant NOx reductions for 22 states, including Indiana, to address the ozone transport issue. These proposals, and any resulting NOx emission limitations, arise under different provisions of the CAAA than the Acid Rain NOx program and can result in additional, more restrictive emission limitations than are imposed under the Acid Rain Program. The EPA has encouraged states to achieve the reductions by requiring controls on electric utilities and large boilers. Northern Indiana is evaluating the EPA's proposal and evaluating potential requirements that could result from any final rule.

     The EPA issued final rules on July 18, 1997, revising the National Ambient Air Quality Standards for ozone and particulate matter. The revised standards begin a regulatory process that may lead to reductions in particulate, NOx emissions and possibly sulfur dioxide emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond current CAAA requirements. Northern Indiana cannot predict the costs of complying with future control requirements to meet these new standards. Northern Indiana will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new standards on its operations will not be known for some time.

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

     In December 1997, at the Summit on Climate Change in Kyoto, Japan, 159 nations formally agreed to targets reducing worldwide levels of greenhouse gases. If the U.S. Senate ratifies the agreement, the Kyoto Protocol would impose an obligation on the United States to reduce its emissions of greenhouse gas to a level seven percent below 1990 levels during the period of 2008 to 2012. The impact of this agreement on Northern Indiana is uncertain. Northern Indiana, as a charter member of the Department of Energy's Climate Challenge Program, the electric industries' voluntary reduction effort, has already implemented over 21 projects to voluntarily reduce greenhouse gases emissions. Northern Indiana continues to investigate methods to address reduction in carbon dioxide emissions and will monitor the development of U. S. climate change policy.

     The Energy Utilities have instituted a program to investigate former manufactured-gas plants where one of them is the current or former owner. The Energy Utilities have identified twenty-eight of these sites and made visual inspections of these sites. Initial samplings have been conducted at eighteen sites. Follow-up investigations have been conducted at eight sites and remedial measures have been selected at five sites. The Energy Utilities will continue their program to assess and cleanup sites.

     During the course of various investigations, the Energy Utilities have identified impacts to soil, groundwater, sediment and surface water from former manufactured-gas plants. At three sites where residues were noted seeping into rivers, Northern Indiana notified IDEM and the EPA and immediately took steps to contain the material. The Energy Utilities have worked with IDEM or the EPA on investigation or remedial activities at several sites. Three of the sites have been enrolled in the IDEM Voluntary Remediation Program (VRP). The goal of placing these sites in the VRP is to obtain IDEM approval of the selection and implementation of whatever remedial measures, if any, may be required. The Energy Utilities anticipate placing additional sites in the VRP after remedial measures have been selected.

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

     Under the Federal Safe Drinking Water Act (SDWA), the Water Utilities are subject to regulation by the EPA for the quality of water sold and treatment techniques used to make the water potable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes the Water Utilities are currently in compliance with all MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA. In August 1996, Congress amended the SDWA to allow the EPA more authority to weigh the costs and benefits of regulations being considered in some, but not all, cases. The 1996 amendments do not, however, reduce the number of new standards previously required. Such standards promulgated could be costly and require substantial changes in the Water Utilities' operations. The Water Utilities would expect to recover the costs of such changes through their water rates; however, such recovery may not necessarily be timely.

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

     (8) Income Taxes: Industries uses the liability method of accounting for income taxes under which deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities.

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

     The components of the net deferred income tax liability at March 31, 1998 and December 31, 1997, are as follows:

                                                      March 31,        December 31,
(In thousands)                                        1998             1997
                                                      ===========       ===========
Deferred tax liabilities -
 Accelerated depreciation and other
     property differences                              $  781,738       $   779,223
 AFUDC-equity                                              34,675            35,282
 Adjustment clauses                                        14,822            35,253
 Take-or-pay gas costs                                        496               496
 Other regulatory assets                                   31,331            31,862
 Reacquisition premium on debt                             18,012            18,335

Deferred tax assets -
 Deferred investment tax credits                          (39,339)          (40,017)
 Removal costs                                           (147,209)         (144,111)
 Other postretirement/postemployment benefits             (45,856)          (45,298)
 Other, net                                               (10,960)           (3,565)
                                                      ------------        ---------
                                                          637,710           667,460
Less: Deferred income taxes related to current
         assets and liabilities                           (5,155)            15,645
                                                     -----------        -----------
Deferred income taxes -noncurrent                    $   642,865        $   651,815
                                                      ===========       ===========

     Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                     Three  Months           Twelve Months
                                     Ended March 31,        Ended March 31,
                                   --------   --------      -------     -------
(In thousands)                       1998       1997         1998         1997
                                   ========    =======      =======     =======
Current income taxes -
 Federal                           $ 55,917   $ 46,333     $ 107,709    $ 102,345
 State                                8,287      6,892        18,468       15,897
                               ------------ ------------ ------------ ------------
                                     64,204     53,225       126,177      118,242
                               ------------ ------------ ------------ ------------
Deferred income taxes, net -
 Federal                            (27,806)   (11,432)      (18,145)     (5,020)
 State                               (2,234)     (911)        (1,200)       (209)
                               ------------ ------------ ------------ ------------
                                    (30,040)   (12,343)      (19,345)      (5,229)
                               ------------ ------------ ------------ ------------
Deferred investment tax
       credits, net                  (1,821)    (1,802)      (7,395)       (7,541)
                               ------------ ------------ ------------ ------------
   Total income taxes            $   32,343 $   39,080    $   99,437    $ 105,472
                                 ==========  ==========   ==========  ===========

     A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                                      Three Months               Twelve Months
                                                   Ended March  31,             Ended March 31,
                                                 ------------ ------------ ------------ -----------
(In thousands)                                       1998        1997          1998       1997
                                                 ===========   =========== ============ ===========
Net income                                         $   60,722  $   70,838     $ 180,733  $ 180,086
Add-Income taxes                                       32,343      39,080        99,437    105,472
 Dividend requirements on preferred stocks
    of subsidiaries                                     2,167       2,167         8,691      8,680
                                                 ------------ ------------ ------------ -----------
Income before preferred dividend requirements of
   subsidiaries and income taxes                   $   95,232  $  112,085     $ 288,861  $ 294,238
                                                  ===========  ==========   ===========  ==========
   Amount derived by multiplying pre-tax
  income by the statutory rate                      $ 33,331  $   39,230     $  101,101 $  102,983

Reconciling items multiplied by the statutory rate:
  Book depreciation over related tax depreciation        998       1,044         4,026      4,682
  Amortization of deferred investment tax credits      (1,821)    (1,802)       (7,395)    (7,541)
  State income taxes, net of federal income tax
    benefit                                             3,300       3,567        11,597     10,424
  Reversal of deferred taxes provided at rates in excess
     of the current federal income tax rate            (1,271)     (1,518)       (3,816)    (6,488)
  Low-income housing credits                             (960)       (764)       (3,252)    (2,491)
  Nondeductible amounts related to amortization of
    intangible assets and plant acquisition adjustments   629          96         2,173        385
  Other, net                                           (1,863)      (773)        (4,997)     3,518
                                                 ------------ ------------ ------------ -----------
    Total income taxes                             $   32,343  $   39,080    $   99,437  $ 105,472
                                                  ===========  =========== ============ ===========

     (9) Pension Plans: Industries and its subsidiaries have four noncontributory, defined benefit retirement plans covering the majority of their employees. Benefits under the plans reflect the employees' compensation, years of service and age at retirement.

     The change in the benefit obligation for 1997 and 1996 is as follows:

(In thousands)                                           1997            1996
                                                      ========         ========
Benefit obligation at beginning of year (January 1,) $  743,634       $  759,557
Service cost                                            14,714            16,300
Interest cost                                           57,938            53,477
Plan amendments                                         25,096                 0
Actuarial (gain) loss                                   73,818           (39,024)
Acquisition of IWCR                                     15,722                 0
Benefits paid                                          (55,166)          (46,676)
                                                    -----------       ----------
Benefit obligation at end of the year (December 31,)$  875,756         $ 743,634
                                                     =========        ==========

     The change in the fair value of the plans' assets for the years 1997 and 1996 is as follows:

(In thousands)                                                  1997         1996
                                                              ========     ========
Fair value of plan assets at beginning of year (January 1,) $  790,978    $ 705,541
Actual return on plans' assets                                 126,695       87,407
Employer contributions                                          46,440       44,706
Acquisition of IWCR                                             15,910            0
Benefits paid                                                  (55,166)    (46,676)
                                                             ----------  ----------
Plan assets at fair value at end of the year (December 31,)  $  924,857  $  790,978
                                                             ==========  ==========

     The plans' assets are invested primarily in common stocks, bonds and notes.

     The plans' funded status as of January 1, 1998 and January 1, 1997 is as follows:

                                                      January 1,      January 1,
(In thousands)                                         1998            1997
                                                      =========        =========
Plan assets in excess of  benefit obligation           $49,100        $ 47,344
Unrecognized net actuarial loss                        (46,959)        (66,976)
Unrecognized prior service cost                         47,114          25,172
Unrecognized transition amount                          32,107          38,062
                                                   -----------      -----------
Prepaid pension costs                              $    81,362       $   43,602
                                                   ===========      ===========

     The benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula which considers expected future salary increases. Discount rates of 7.00% and 7.75% and rates of increase in compensation levels of 4.5% and 5.5% were used to determine the benefit obligation at January 1, 1998 and 1997, respectively. The increase in the benefit obligation at January 1, 1998 is mainly caused by the decrease in the discount rate from 7.75% to 7.00%. Prepaid pension costs were $90.4 million as of March 31, 1998.

     The following items are the components of provisions for pensions for the three-month and twelve-month periods ended March 31, 1998 and March 31, 1997:

                                          Three Months           Twelve Months
                                         Ended March 31,         Ended March 31,
                                      ---------  ---------     --------- ---------
(In thousands)                         1998         1997         1998       1997
                                      =======      =======      =======    =======
Service costs                        $  4,934     $  4,573      $14,799    $14,606
Interest costs                         19,324       16,536       60,433     50,962
Expected return on plan assets        (24,733)     (20,503)     (76,483)   (61,528)
Amortization of transition obligation   1,760        1,588        5,498      5,068
Amortization of prior service costs     1,676          950        4,227      2,718
                                     --------    ---------      -------   --------
                                      $ 2,961     $  3,144      $ 8,474   $ 11,826
                                     ========    =========      =======    =======

     Assumptions used in the valuation and determination of 1998 and 1997 pension expense were as follows:

                                           1998           1997
                                           ======         ======
Discount rate                               7.00%          7.75%
Rate of increase in compensation levels     4.50%          5.50%
Expected long-term rate of return on assets 9.00%          9.00%


     IWCR participates in several industry-wide, multi-employer pension plans for certain of its union employees at Miller. These plans provide for monthly benefits based on length of service. Specified amounts per compensated hour for each employee are contributed to the trustees of these plans. Contributions of $0.4 million and $2.1 million were made to these plans for the three-month and twelve-month periods ended March 31, 1998. The relative position of each employer participating in these plans with respect to the actuarial present value of accumulated plan benefits and net assets available for benefits is not available.

     (10) Postretirement Benefits: Industries provides certain health care and life insurance benefits for retired employees. The majority of Industries' employees may become eligible for those benefits if they reach retirement age while working for Industries. The expected cost of such benefits is accrued during the employees' years of service.

     Northern Indiana's rate-making had historically included the cost of providing these benefits based on the related insurance premiums. On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate-making purposes consistent with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," and
authorized the deferral of the differences between the net periodic postretirement benefit costs and the insurance premiums paid for such benefits as a regulatory asset. On June 11, 1997, the Commission issued an order approving the inclusion of accrual-based postretirement benefit costs in the rate-making process to be effective February 1, 1997 for electric rates and March 1, 1997 for gas rates. These costs include an amortization of the existing regulatory asset consistent with the remaining amortization period for the transition obligation. Northern Indiana discontinued its cost deferral and began amortizing its regulatory asset concurrent with these dates.

     IWC's current rates include postretirement benefit costs on an accrual basis, including amortization of the regulatory asset that arose prior to inclusion of these costs in the rates. IWC currently remits to a grantor trust amounts collected in rates.

     The following table sets forth the change in the plans' accumulated postretirement benefit obligation (APBO) for the years 1997 and 1996:


(In thousands)                                            1997             1996
                                                        =========         ========
Accumulated postretirement benefit obligation
   at beginning of year  (January 1,)                  $ 200,790         $ 257,915
Service cost                                               5,034             7,352
Interest cost                                             16,215            18,310
Plan amendments                                            4,015           (10,482)
Actuarial (gain)                                         (10,242)          (65,718)
Acquisition of IWCR                                       18,505                 0
Benefits paid                                            (10,409)           (6,587)
                                                       ---------          ---------
Accumulated postretirement benefit obligation
   at end of the year  (December 31,)                  $ 223,908          $ 200,790
                                                       =========          =========

     The change in the fair value of the plans' assets for the years 1997 and 1996 is as follows:

(In thousands)                                                  1997            1996
                                                              ========         ========
Fair value of plan assets at beginning of year (January 1,)    $     0         $     0
Employer contributions                                          12,809           6,587
Benefits paid                                                  (10,409)         (6,587)
                                                           -----------     -----------
Plan assets at fair value at end of the year (December 31,)   $  2,400       $       0
                                                           ===========     ===========

     Following is the funded status for postretirement benefits as of January 1, 1998 and January 1, 1997:

                                                       January 1,     January 1,
(In thousands)                                           1998            1997
                                                      =========        =========
Funded status                                        $ (221,508)      $(200,790)
Unrecognized net actuarial gain                         (99,118)        (89,547)
Unrecognized prior service cost                           4,195               0
Unrecognized transition amount                          176,464         175,012
                                                     ----------       ---------
Accrued liability for postretirement benefits        $ (139,966)      $(115,325)
                                                     ==========       =========

     A discount rate of 7.00%, a pre-Medicare medical trend rate of 8% declining to a long-term rate of 5%, a discount rate of 7.75% and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%, were used to determine the APBO at January 1, 1998 and 1997, respectively. The increase in the APBO at January 1, 1998 was primarily attributable to the inclusion of IWCR's APBO and the decrease in the discount rate from 7.75% to 7.00%. The accrued liability for postretirement benefits was $139.2 million at March 31, 1998.

     Net periodic postretirement benefits costs, before consideration of the rate-making discussed previously, for the three-month and twelve-month periods ended March 31, 1998 and March 31, 1997 include the following components:

                                             Three Months             Twelve Months
                                             Ended March 31,          Ended March 31,
 (In thousands)                              1998       1997           1998      1997
                                            ======     ======         ======     ======
Service costs                               $1,187    $ 1,460         $4,631     $7,192
Interest costs                               4,073      4,460         15,491     17,691
Expected return on plan assets                 (50)         0            (50)         0
Amortization of transition obligation        2,929      2,764         11,723     11,262
Amortization of prior service cost              75          0            354          0
Amortization of (gain) loss                 (1,393)    (1,008)        (6,229)      (979)
                                           -------   --------        --------   --------
                                           $ 6,821   $ 7,676         $ 25,920   $ 35,166
                                           =======   ========        ========   ========

     Assumptions used in the determination of 1998 and 1997 net periodic postretirement benefit costs were as follows:

                                           1998           1997
                                           ======         ======
Discount rate                               7.00%          7.75%
Rate of increase in compensation levels     4.50%          5.50%

     The pre-Medicare medical trend rates used for 1998 and 1997 were 8% declining to a long-term rate of 5% and 9% declining to a long-term rate of 6%, respectively. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1998 by approximately $27.1 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $0.7 million for the three-month period ended March 31, 1998. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the accumulated postretirement benefit obligation at January 1, 1998 by approximately $22.2 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $0.6 million for the three-month period ended March 31, 1998. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

(11) Authorized Classes of Cumulative Preferred and Preference Stocks:

      Industries -
        20,000,000 shares -Preferred -without par value

     4,000,000 of Industries' Series A Junior Participating Preferred Shares are reserved for issuance pursuant to the Share Purchase Rights Plan described in
Note 17, Common Shares.

     Northern Indiana -
        2,400,000 shares -Cumulative Preferred -$100 par value 3,000,000 shares -Cumulative Preferred -no par value 2,000,000 shares -Cumulative Preference -$50 par value
                                      (none outstanding)
        3,000,000 shares -Cumulative Preference -no par value
                                      (none issued)
     Indianapolis Water Company -
           300,000 shares -Cumulative Preferred -$100 par value

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

     (12) Preferred Stocks, Redeemable Solely at the Option of the Issuer, Outstanding at March 31, 1998 and December 31, 1997 :

                                                                                         Redemption
                                                                                          Price at
                                                      March 31,      December 31,          March 31,
 (Dollars in thousands)                                1998              1997               1998
                                                     ===========       ===========        ===========
Northern Indiana Public Service Company:
 Cumulative preferred stock -  $100 par value -
  4-1/4% series - 209,107 and 209,118 shares
      outstanding,  respectively                       $  20,911        $   20,912            $101.20
  4-1/2% series -  79,996 shares outstanding               8,000             8,000            $100.00
  4.22% series - 106,198 shares outstanding               10,620            10,620            $101.60
  4.88% series - 100,000 shares outstanding               10,000            10,000            $102.00
  7.44% series -   41,890 shares outstanding               4,189             4,189            $101.00
  7.50% series -   34,842 shares outstanding               3,484             3,484            $101.00
  Premium on preferred stock                                 254               254                N/A

 Cumulative preferred stock -
  no par value -
   Adjustable rate (6.00% at March 31, 1998),
     Series A (stated value $50 per share) 473,285
     shares outstanding                                   23,664            23,664            $ 50.00

Indianapolis Water Company:
 Cumulative preferred stock - $100 par value -
  Rates ranging from 4.00% to 5.00%, 44,966
     shares outstanding                                    4,497             4,497        $100 - $105
                                                     -----------       -----------
                                                      $   85,619         $  85,620
                                                     ===========       ===========

     During the period April 1, 1996 to March 31, 1998, there were no additional issuances of the above preferred stocks.

     The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of the issuer at the redemption prices shown.

     (13) Redeemable Preferred Stocks Outstanding at March 31, 1998 and December 31, 1997 : Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of issuer, excluding sinking fund payments due within one year are as follows:

                                                         March 31,     December 31,
(Dollars in thousands)                                    1998             1997
                                                         =========      ==========
Northern Indiana Public Service Company:
 Cumulative preferred stock -$100 par value -
   8.85% series -  62,500 shares outstanding             $   6,250        $  6,250
   7-3/4% series - 38,906 shares outstanding                 3,891           3,891
   8.35% series - 57,000 shares outstanding                  5,700           5,700

 Cumulative preferred stock -no par value -
   6.50% series - 430,000 shares outstanding                43,000          43,000
                                                        ----------      ----------
                                                        $   58,841      $   58,841
                                                        ==========      ==========

     The redemption prices at March 31, 1998, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

                                                                           Sinking Fund or
 Series                Redemption Price Per Share              Mandatory Redemption Provisions
===   ========        ======================         ======================================
Cumulative preferred stock -$100 par value -
         8.85%        $101.11, reduced periodically  12,500 shares on or before April 1.

         8.35%        $103.69, reduced periodically  3,000 shares on or before July 1; increasing to 6,000 shares beginning in 2004; noncumulative option
                                                        to double amount each year.

        7-3/4%        $104.23, reduced periodically  2,777 shares on or before December 1;
                                                       noncumulative option to double amount each year.
 Cumulative preferred stock -no par value -
        6.50%         $100.00 on October 14, 2002    430,000 shares on October 14, 2002.

     Sinking fund requirements with respect to redeemable preferred stocks outstanding at March 31, 1998 for each of the twelve-month periods subsequent to March 31, 1999 are as follows:

Twelve Months Ended March 31,*
============================
2000                                   $1,827,700
2001                                   $1,827,700
2002                                   $1,827,700
2003                                   $1,827,700

* Table does not reflect redemptions made after March 31, 1998.

     (14) Stock Split: On December 16, 1997, the Board of Directors authorized a two-for-one split of Industries' common stock. The stock split was paid February 20, 1998, to shareholders of record at the close of business January 30, 1998. All references to number of shares reported for the period including per share amounts and stock option data of Industries' common stock reflect the two-for-one stock split as if it had occurred at the beginning of the earliest period.

     (15) Common Share Dividend: During the next few years, Industries expects that the majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At March 31, 1998, Northern Indiana had approximately $164.0 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

     (16) Earnings Per Share: At December 31, 1997, Industries adopted SFAS No. 128 "Earnings per Share" The adoption of this statement required Industries to present basic earnings per share and diluted earnings per share in place of primary earnings per share. Basic earnings per share was computed by dividing net income, reduced for preferred dividends, by the average number of common shares outstanding during the period. The diluted earnings per share calculation assumes conversion of nonqualified stock options into common shares. As a result of adopting the statement, previously reported earnings per share information was restated. The effect of this accounting change on previously reported earnings per share data was insignificant.

     The net income, preferred dividends and shares used to compute basic and diluted earnings per share is presented in the following table:

                                                               Three Months                 Twelve Months
                                                              Ended March 31,               Ended  March 31,
 (Dollars in thousands, except per share amounts)            1998        1997              1998         1997

Basic
Weighted Average Number of Shares:
     Average Common Shares Outstanding                     123,872,613  119,116,686     125,021,821  121,140,716

Net Income to be Used to Compute Basic Earnings per Share:
Net Income                                                  $   60,722   $   70,838      $  180,733   $  180,086
Basic Earnings per Average Common Share                      $    0.49    $    0.59      $     1.44    $    1.48

Diluted
Weighted Average Number of Shares:
     Average Common Shares Outstanding                     123,872,613  119,116,686     125,021,821  121,140,716
     Dilutive effect for Nonqualified Stock Options            511,358      311,027         304,907      242,047
     Weighted Average Shares                               124,383,971  119,427,713     125,326,728  121,382,763

Net Income to be Used to Compute Diluted Earnings per Share:
Net Income                                                  $   60,722   $   70,838      $  180,733   $  180,086
Diluted Earnings per Average Common Share                    $    0.48    $    0.59      $     1.44    $    1.48

     (17) Common Shares: On April 8, 1998, shareholders approved an increase in the number of authorized common shares without par value from 200,000,000 shares to 400,000,000 shares.

     Share Purchase Rights Plan. On February 27, 1990, the Board of Directors of Industries (Board) declared a dividend distribution of one Right for each outstanding common share of Industries to shareholders of record on March 12, 1990. The Rights are not currently exercisable. Each Right, when exercisable, would initially entitle the holder to purchase from Industries one two-hundredth of a Series A Junior Participating Preferred Share, without par value, of Industries at a price of $30 per one two-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of Industries' outstanding shares, or merged into Industries or merged Industries into the acquirer, the Rights would entitle the holders to purchase Industries' or the acquirer's common shares for one-half of the market price. The Rights will not dilute Industries' common shares nor affect earnings per share unless they become exercisable for common shares. The Plan was not adopted in response to any specific attempt to acquire control of Industries.

     Common  Share  Repurchases.  The Board has  authorized  the  repurchase  of
Industries' common shares. At March 31, 1998, Industries had purchased approximately 45.0 million shares since 1989 at an average price of $14.41 per share. Approximately 17.1 million additional common shares may be repurchased under the Board's authorization.

     (18) Long-Term Incentive Plan: Industries has two long-term incentive plans for key management employees that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 5.0 million of Industries' common shares to key employees through 1998 and 2004, respectively. At March 31, 1998, there were 12,912 shares and 3,837,500 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at March 31, 1998. Under both Plans, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

     The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries' common shares or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1997 and 1998 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 558,666 and 542,666 restricted shares outstanding at March 31, 1998 and December 31, 1997, respectively.

     The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 200,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of April 8, 1998, 138,100 shares had been issued under the Plan.

     Industries accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against income for restricted stock awards was $0.5 and $1.9 million for the three-month and twelve-month periods ending March 31, 1998, respectively. Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Industries' net income and earnings per share would have been reduced to the following pro forma amounts:

                              Three Months            Twelve  Months
                              Ended March 31,          Ended March 31,
                            -----------------       -------------------
                             1998       1997           1998       1997
                            =======   =======       ========   ========
(Dollars in thousands, except per share data)
Net Income:
 As reported                $ 60,722   $ 70,838      $ 180,733  $ 180,086
 Pro forma                    60,501     70,631        179,869    179,341

Earnings Per Average Common Share:
 Basic:
   As reported              $   0.49   $   0.59       $   1.44   $   1.48
   Pro forma                    0.49       0.59           1.43       1.48
 Diluted:
  As reported               $   0.48   $   0.59       $   1.43   $   1.48
   Pro forma                    0.48       0.59           1.43       1.47

     The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month and twelve-month periods ended March 31, 1998 and March 31, 1997: risk-free interest rate of 6.29% and 6.39%, respectively; expected dividend yield per share of $0.87 and $0.84, respectively; expected option term of five and one-quarter years and five years, respectively; and expected volatilities of 12.7% and 13.2%, respectively.

     Changes in outstanding shares under option and SARs for the three-month and twelve-month periods ended March 31, 1998 and March 31, 1997 are as follows:

                                                NONQUALIFIED STOCK OPTIONS
                                    ----------------------------------------------
                                                    Weighted              Weighted
                                                    Average               Average
                                                    Option                Option
Three Months Ended March 31,            1998        Price       1997       Price
============================          ==========    =======   ========    =======
Balance, beginning of period           2,535,400    $  16.41  2,360,900  $  15.33
 Granted                                       0                      0
 Exercised                              (200,800)      12.55    (53,100)    14.02
 Canceled                                      0               (23,700)     18.91
                                     -----------             ----------
Balance, end of period                 2,334,600       16.74  2,284,100     15.33
                                     ===========             ==========
Shares exercisable                     1,806,000       15.60  1,759,200     14.26
                                     ===========             ==========


                                                  NONQUALIFIED STOCK OPTIONS
                                      ---------------------------------------------
                                                    Weighted              Weighted
                                                    Average               Average
                                                    Option                Option
Twelve Months Ended March 31,           1998        Price      1997       Price
============================            ========     =======   ========    =======
Balance, beginning of period           2,284,100     $ 15.33  2,166,300    $ 14.30
 Granted                                 533,600       20.64    556,600      18.91
 Exercised                              (478,100)      14.28   (395,300)     14.45
 Canceled                                 (5,000)      20.64    (43,500)     18.12
                                      ----------              ---------
Balance, end of period                 2,334,600       16.74  2,284,100      15.33
                                      ==========              =========
Shares exercisable                     1,806,000       15.60  1,759,200      14.26
                                      ==========              =========
Weighted average fair value
 of options granted                      $  2.66               $   2.50
                                        ========               ========
                                           NONQUALIFIED STOCK OPTIONS WITH SARs

                                       ----------------------------------------------
                                                      Option                  Option
Three Months Ended March 31,             1998         Price       1997        Price
============================            ========     =======    ========     =======
Balance, beginning of period              11,200   $    5.47      11,200   $    5.47
 Exercised                                     0                       0
                                      ----------               ---------
Balance, end of period                    11,200        5.47      11,200        5.47
                                        ========                ========
Shares exercisable                        11,200        5.47      11,200        5.47
                                        ========                ========


                                            NONQUALIFIED STOCK OPTIONS WITH SARs
                                       --------------------------------------------
                                                     Option                  Option
Twelve Months Ended March 31,            1998         Price       1997        Price
============================            ========     =======    ========     =======
Balance, beginning of period              11,200   $    5.47      11,200   $    5.47
 Exercised                                     0                       0
                                      ----------               ---------
Balance, end of period                    11,200        5.47      11,200        5.47
                                        ========                ========
Shares exercisable                        11,200        5.47      11,200        5.47
                                        ========                ========

     The following table summarizes information about non-qualified stock options at March 31, 1998:

                                      OPTIONS OUTSTANDING
 --------------------------------------------------------------------------------
                         Number            Weighted Average
   Range of           Outstanding at        Remaining         Weighted Average
  Option Price        March 31, 1998     Contractual Life     Option Price
=============         ===============     ===============     ===============
$ 5.47 to $ 8.97          102,200         1.79 years              $ 8.29
$11.47 to $15.16          594,600         5.21 years              $13.41
$16.22 to $20.64        1,637,800         7.96 years              $18.48
----------------     ------------       ------------           ----------
$5.47 to $20.64         2,334,600         6.99 years              $16.74
                      ===========
                                             OPTIONS EXERCISABLE
--------------------------------------------------------------------------------
                                 Number
   Range of                 Exercisable at     Weighted Average
  Option Price              March 31, 1998       Option Price
=============               ===============    ==============
$ 5.47 to $ 8.97              102,200                $ 8.29
$11.47 to $15.16              594,600                $13.41
$16.22 to $18.91            1,109,200                $17.45
----------------           ----------               -------
$  5.47 to $18.91           1,806,000                $15.60
                           ==========

     (19) Long-Term Debt: At March 31, 1998 and December 31, 1997, Industries' outstanding long-term debt, excluding amounts due within one year, issued and not retired or canceled was as follows:

                                                             March 31,   December 31,
(Dollars in thousands)                                        1998            1997
                                                            ==========     ==========
First mortgage bonds -
 Interest rates between 5.20% and 9.83% with a weighted
   average interest rate of 7.22% and various maturities
   between May 1, 2001 and September 1, 2025                $ 187,100      $ 187,100

Pollution control notes and bonds-
 Interest rates between 3.58% and 5.70% with a weighted
  average interest rate of 4.07% and various maturities
  between October 1, 2003 and April 1, 2019                   241,000        241,000

Medium-term notes -
 Interest rates between 6.10% and 7.99% with a weighted
  average interest rate of 7.19% and various maturities
  between April 5, 2000 and August 4, 2027                  1,048,025      1,048,025

Subordinated Debentures -
  7-3/4%, due March 31, 2026                                   75,000         75,000

Senior Notes Payable -
  6.78%, due December 1, 2027                                  75,000         75,000

Notes payable -
 Interest rates between 6.31% and 9.00% with a weighted
  average interest rate of 7.34% and various maturities
  between August 31, 1999 and January 1, 2008                  42,944         40,229

Variable bank loan -
  6.50% -due August, 2003                                       5,600          5,600

Unamortized premium and discount on long-term debt, net        (3,908)        (4,029)
                                                            ----------    ----------
    Total long-term debt, excluding amounts due in one year $1,670,761    $1,667,925
                                                             =========    ==========

     The sinking fund requirements of long-term debt outstanding at March 31, 1998 (including the maturity of Northern Indiana's first mortgage bonds: Series T, 7.50%, due April 1, 2002; Northern Indiana's medium-term notes due from March 20, 2000 to March 31, 2003; NDC Douglas Properties, Inc.'s notes payable due December 22, 1999 thru January 29, 2003; IWC's first mortgage bonds: Series 5.20%, due May 1, 2001 and Series 8.00%, due December 15, 2001; and IWCR's senior notes payable, due March 15, 2001), for each of the twelve-month periods subsequent to March 31, 1999 are as follows:

Twelve Months Ended March 31,
===========================
2000                $  14,661,785
2001                  172,120,004
2002                   39,584,457
2003                   84,625,802

     Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums are being deferred and amortized. These premiums are not earning a return during the recovery period.

     Northern Indiana's Indenture, securing the first mortgage bonds issued by Northern Indiana, constitutes a direct first mortgage lien upon substantially all property and franchises, other than expressly excepted property, owned by Northern Indiana.

     On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217.7 million of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of March 31, 1998, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

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

     In December 1997, Capital Markets issued and sold $75 million of 6.78% senior notes payable which mature December 1, 2027. The holders of the notes have the right to require Capital Markets to repurchase all or a portion of the notes on December 1, 2007 at a purchase price of the principal amount plus accrued interest thereon. The proceeds from these issuances were primarily used for the payment of Capital Markets Zero Coupon Notes which matured December 1, 1997. The remaining net proceeds were used for general corporate purposes.

     The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of Industries, other than the assets of Northern Indiana, reflected in the consolidated financial statements of Industries, was approximately $1.3 billion at March 31, 1998.

     (20) Current Portion of Long-Term Debt: At March 31, 1998 and December 31, 1997, Industries' current portion of long-term debt due within one year was as follows:

                                                         March 31,          December 31,
(Dollars in thousands)                                     1998               1997
                                                         ===========         ==========
First Mortgage Bonds                                      $   14,509          $  14,509

Medium-term notes -
  Interest rates of 5.83% and 5.95% with a weighted
   average interest rate of 5.86% and various
   maturities between April 6, 1998 and April 13, 1998        35,000             35,000

Notes payable -
  Interest rates between 6.72% and 9.00% with a weighted
   average interest rate of 7.76% and maturities between
   August 31, 1998 and January 1, 1999                         4,720              3,612

Sinking funds due within one year                              1,500              1,500
                                                         -----------         ----------
   Total current portion of long-term debt                $   55,729          $  54,621
                                                         ===========          =========

     (21) Short-Term Borrowings: Northern Indiana and Capital Markets make use of commercial paper to fund short-term working capital requirements. As of March 31, 1998 and December 31, 1997, Northern Indiana had $18.5 million and $71.5 million of commercial paper outstanding, respectively. At March 31, 1998, the interest rate of commercial paper outstanding was 5.60%. As of March 31, 1998 and December 31, 1997 Capital Markets had $30.0 million and $17.0 million of commercial paper outstanding. At March 31, 1998, the weighted average interest rate of commercial paper outstanding was 5.76%.

     Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of March 31, 1998, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1998. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1998, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

     Northern Indiana also has $273.5 million of money market lines of credit. As of March 31, 1998 there were no borrowings under these lines of credit. At December 31, 1997, there was $47.5 million of borrowings outstanding under these lines of credit.

     Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1998, there were no borrowings outstanding under this facility.

     Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1999. This facility provides short-term financing flexibility to Industries and also serves as the back-up instrument for a commercial paper program. As of March 31, 1998, there were no borrowings outstanding under this agreement.

     Capital Markets also has $130 million of money market lines of credit. As of March 31, 1998 and December 31, 1997, $28.0 million and $20.1 million, respectively, of borrowings were outstanding under these lines of credit.

     IWCR and its subsidiaries had lines of credit with banks aggregating $78.7 million. As of March 31, 1998 and December 31, 1997, $60.1 million and $48.9 million of borrowings were outstanding under these lines of credit, respectively.

     At March 31, 1998 and December 31, 1997, Industries' short-term borrowings were as follows:

                                      March 31,       December 31,
(In thousands)                          1998             1997
                                      ===========      ===========
  Commercial paper                    $    48,500      $    88,500
  Notes payable                            94,302          116,469
  Revolving loan facility                       0            7,670
                                      -----------      -----------
   Total short-term borrowings         $  142,802       $  212,639
                                      ===========      ===========

     (22) Operating Leases: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.4 million.

     The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 1998:

  Twelve Months Ended March 31,
======================================
(In thousands)
   1999                              $ 15,959
   2000                                13,600
   2001                                13,343
   2002                                13,334
   2003                                49,796
   Later years                         80,081
                                    ---------
Total minimum payments required      $186,113
                                    =========

     The consolidated financial statements include rental expense for all operating leases as follows:

                            March 31,       March 31,
(In thousands)              1998              1997
                          ==========      ==========
Three months ended          $  4,949        $ 2,248
Twelve months ended           11,540          8,338

     (23) Commitments: The Utilities estimate that approximately $1.019 billion will be expended for construction purposes for the period from January 1, 1998 to December 31, 2002. Substantial commitments have been made by the Utilities in connection with their programs.

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

     (24) Primary Energy: Primary arranges energy-related projects for large energy-intensive facilities and has entered into certain commitments in connection with these projects. Primary offers large energy customers, nationwide, expertise in managing the engineering, construction, operation and maintenance of these energy-related projects. Primary is the parent of the following subsidiaries: Harbor Coal Company (Harbor Coal); North Lake Energy Corporation (North Lake); Lakeside Energy Corporation (LEC); Portside Energy Corporation (Portside); and Cokenergy, Inc. (CE).

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

     Primary has advanced approximately $128 million and $107 million, at March 31, 1998 and December 31, 1997, respectively, to the lessors of the energy related projects discussed above. These net advances are included in "Other Receivable" in the Consolidated Balance Sheet and as a component of operating activities in the Consolidated Statement of Cash Flows.

     Primary is evaluating other potential projects with Northern Indiana customers as well as with potential customers outside of Northern Indiana's service territory. Projects under consideration include those which use industrial by-product fuels and natural gas to produce electricity.

     (25) Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

     The carrying values and estimated fair values of Industries' financial instruments (excluding derivatives) are as follows:

                                       March 31, 1998             December 31, 1997
                              ----------------------------    ------------------------
                                Carrying      Estimated      Carrying      Estimated
(In thousands)                   Amount       Fair Value      Amount       Fair Value
                                ========      =========      =========     ==========
Cash and cash equivalents       $ 40,376      $  40,376      $  30,780     $   30,780
Investments                       34,771         34,068         32,625         32,886
Long-term debt (including
 current portion)              1,726,490      1,759,879      1,722,546      1,718,897
Preferred stock                  146,288        135,732        146,289        139,814

     The majority of the long-term debt relates to utility operations. The Utilities are subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

     (26) Customer Concentrations: Industries' utility subsidiaries supply natural gas, electric energy and water. Natural gas and electric energy are supplied to the northern third of Indiana. The water utilities serve Indianapolis, Indiana and surrounding areas. Although the Energy Utilities have a diversified base of residential and commercial customers, a substantial portion of their electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 2% and 4% of gas revenue (including transportation services) and 19% and 22% of electric revenue for the twelve months ended March 31, 1998 and March 31, 1997, respectively.

     (27) Business Segments: Industries adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during the first quarter of 1998. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements and disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Industries has four reportable operating segments: Gas, Electric, Water and Gas Marketing. The Gas segment includes regulated gas utilities which provide natural gas distribution services to the public. The Electric segment is comprised principally of Northern Indiana, a regulated electric utility, which generates, transmits and distributes electricity. In addition, the Electric segment includes a wholesale power marketing operation which markets wholesale power to other utilities and electric power marketers. The Water segment includes regulated water utilities which provide distribution of water supply to the public. The Gas Marketing segment provides natural gas marketing and sales to wholesale and industrial customers. The Other Products and Services category includes a variety of energy-related businesses, such as installation, repair and maintenance of underground pipelines; utility line locating and marking; transmission of natural gas through pipelines; the arrangement of energy-related projects for large energy-intensive facilities; and other energy-related products.

     Industries' reportable segments are operations that are managed separately and meet the quantitative thresholds required by SFAS No. 131.

     Revenues for each of Industries' segments are principally attributable to customers in the United States. Additional revenues, which are insignificant to Industries' consolidated revenues, are attributable to customers in Canada and the United Kingdom.

     The following tables provides information about Industries' business segments. Industries uses income before interest and other charges and income taxes as its primary measurement for each of the reported segments. Adjustments have been made to the segment information to arrive at information included in the results of operations and financial position of Industries. Such adjustments include unallocated corporate revenues and expenses and the elimination of intercompany transactions, a majority of which are intercompany receivables. The accounting policies of the operating segments are the same as those described in
Note 2, "Summary of Significant Accounting Policies."


(In thousands)                                                                    Other
For the three months ended March 31, 1998                               Gas     Products
                                      Gas      Electric     Water    Marketing & Services Adjustments   Total
Operating revenues                   $242,735   $323,834   $ 17,709   $174,866  $ 53,875  $ (33,675)    $ 779,344
Other Income (Deductions)             $   606   $     89    $ (111)    $  517    $ 7,250   $     97      $  8,448
Depreciation and amortization       $  18,714   $ 38,768   $  2,793    $   66    $ 2,880   $     53     $  63,274
Income before Interest and Other
   Charges and Income Taxes         $  48,728   $ 73,760   $  3,674    $  133    $ 2,537   $ (3,270)    $ 125,562
Assets                               $903,257 $2,515,774   $568,453   $88,156 $1,435,329  $(610,477) $4,900,492

(In thousands)                                                                    Other
For the three months ended March 31, 1997                               Gas      Products
                                      Gas      Electric     Water    Marketing & Services Adjustments   Total
Operating revenues                   $333,401   $260,657      $ 0    $ 88,786    $ 25,339  $(48,233)    $ 659,950
Other Income (Deductions)              $  385      $ 204      $ 0      $  794     $ 8,076    $  (56)    $   9,403
Depreciation and amortization         $17,858   $ 38,282      $ 0      $   14     $ 2,140    $   50     $  58,344
Income before Interest and Other
  Charges and Income Taxes          $  59,000   $ 69,896      $ 0     $ 3,372     $ 7,052   $(1,331)    $ 137,989
Assets                               $960,226 $2,573,497 $517,592     $50,685  $1,065,418 $(256,845)   $4,910,573


(In thousands)                                                                    Other
For the twelve months ended March 31, 1998                             Gas      Products
                                      Gas     Electric     Water    Marketing  &Services  Adjustments    Total
Operating revenues                 $716,574 $1,249,508  $ 78,571     $567,066  $240,501    $(146,285)   $2,705,935
Other Income (Deductions)           $ 1,008     $  519   $ 1,354      $ 2,989   $ 9,208       $ (265)     $ 14,813
Depreciation and amortization       $73,703  $ 154,331   $11,033      $   284   $15,179       $  204     $ 254,734
Income before Interest and Other
  Charges and Income Taxes         $ 78,643  $ 316,105  $ 23,885      $ 4,105   $ 6,614     $(15,458)     $413,894
Assets                             $903,257 $2,515,774  $568,453      $88,156$1,435,329    $(610,477)   $4,900,492


(In thousands)                                                                   Other
For the twelve months ended March 31, 1997                             Gas     Products
                                      Gas     Electric     Water    Marketing  &Services  Adjustments    Total
Operating revenues                 $805,191 $1,034,464     $   0     $244,414  $ 94,550     $(146,142 ) $2,032,477
Other Income (Deductions)            $  756   $  1,046     $   0      $ 2,958  $ 15,226       $ 1,170     $ 21,156
Depreciation and amortization       $69,368  $ 148,343     $   0       $   42   $17,986        $  172     $235,911
Income before Interest and Other
  Charges and  Income Taxes         $85,796  $ 305,138     $   0      $11,292   $ 3,377       $(5,615)    $399,988
Assets                             $960,226 $2,573,497  $517,592      $50,685$1,065,418     $(256,845 ) $4,910,573


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

     Industries also provides non-regulated energy/utility-related products and services including gas marketing and trading; wholesale power marketing; power generation; gas transmission, supply and storage; installation, repair and maintenance of underground pipelines; utility line locating and marking; and related products targeted at customer segments principally through the following wholly-owned subsidiaries: NIPSCO Development Company, Inc. (Development); NI Energy Services, Inc. (Services); Primary Energy, Inc. (Primary); Miller Pipeline Corporation (Miller); and SM&P Utility Resources, Inc.(SM&P). NIPSCO Capital Markets, Inc. (Capital Markets) handles financing for Industries and its subsidiaries, other than Northern Indiana. These subsidiaries, other than the wholesale power marketing operations of Services, are referred to collectively as "Products and Services."

     On March 25, 1997, Industries acquired IWC Resources Corporation (IWCR). IWCR's subsidiaries include two regulated water utilities (IWC and Harbour) and five non-utility companies providing utility-related products and services including installation, repair and maintenance of underground pipelines and utility line locating and marking. The two primary non-utility subsidiaries are Miller and SM&P. Industries results of operations include three and twelve months of operating results from IWCR for the three-month and twelve-month periods ended March 31, 1998. The discussion below excludes the comparative results of IWCR operations, as such discussion would not be meaningful.

Revenues -

     Total operating revenues for the twelve months ended March 31, 1998 increased $673.5 million as compared to the twelve months ended March 31, 1997. The increase includes $200.7 million reflecting twelve months of operating revenues from IWCR for the period. Gas revenues decreased $88.6 million, electric revenues increased $215.0 million and Products and Services revenues, excluding IWCR, increased $346.3 million, as compared to the same period in 1997. The decrease in gas revenues was largely attributable to decreased gas costs per dekatherm (dth), decreased sales to residential and commercial customers due to unusually warm weather during the first quarter of 1998, decreased sales to industrial customers and decreased gas transition costs which were partially offset by increased wholesale sales and increased deliveries of gas transported for others. The increase in electric revenues was mainly due to increased wholesale electric marketing activities and wholesale transactions, and increased sales to residential and commercial customers which were partially offset by decreased fuel costs per kilowatt hour (kwh) and decreased sales to industrial customers. Increased volumes in gas marketing to existing and new customers resulted in an increase of $344.5 million in Products and Services revenues for the twelve-month period ended March 31, 1998. For the twelve months ended March 31, 1998, volumes in gas marketing were 193.1 million dth, an increase of 125.7 million dth over the same period in 1997.

     Total operating revenues for the three months ended March 31, 1998 increased $119.4 million as compared to the three months ended March 31, 1997. The increase includes $41.0 million reflecting three months of operating revenues from IWCR for the current period. Gas revenues decreased $90.7 million, electric revenues increased $63.2 million and Products and Services revenues, excluding IWCR, increased $105.9 million compared to the same period in 1997. The decrease in gas revenues was mainly due to decreased gas costs per dth, decreased sales to residential and commercial customers due to unusually warm weather during the first quarter of 1998, decreased sales to industrial customers and decreased gas transition costs which were partially offset by increased sales to wholesale customers. The increase in electric revenues was mainly due to increased wholesale electric marketing activities and wholesale transactions which were partially offset by decreased sales to industrial customers and decreased fuel costs per kwh. Increased volumes in gas marketing resulted in an increase of $105.5 million in Products and Services revenues for the three-month period ended March 31, 1998. For the three months ended March
31, 1998, gas marketing volumes were 68.1 million dth, an increase of 44.4 million dth compared to the three months ended March 31, 1997.

     The basic steel industry accounted for 31% of natural gas delivered (including volumes transported) and 32% of electric sales for the Energy Utilities during the twelve months ended March 31, 1998.

     The components of the variations in gas, electric, water and Products and Services revenues are shown in the following table:

                                         Variations from Prior Periods
                   ---------------------------------------------------------------------
                                   March 31,  1998  Compared  to March 31, 1997
                   ---------------------------------------------------------------------
                                            Three                   Twelve
(In thousands)                              Months                  Months
                                           =======                 =======
Gas Revenue -
  Pass through of net changes in
    purchased gas costs, gas storage,
    and storage transportation costs      $ (44,453)               $ (55,177)
  Gas transition costs                       (7,483)                 (13,195)
  Changes in sales levels                   (39,719)                 (24,712)
  Gas transported                               990                    4,467
                                        -----------               -----------
Gas Revenue Change                         (90,665)                   (88,617)
                                        -----------               -----------
Electric Revenue  -
  Pass through of net changes
     in fuel costs                           (4,960)                   (3,339)
  Changes in sales levels                      (678)                   (4,847)
  Wholesale electric marketing                68,815                  223,229
                                         -----------               ------------
Electric Revenue Change                       63,177                  215,043
                                         -----------               ------------
Water Revenue Change                          17,709                   78,452
                                         -----------              ------------
Products and Services Revenues -
  Gas marketing                              105,529                  344,474
  Pipeline construction                       11,151                   58,326
  Locate and marking                          11,286                   59,640
  Other                                         1,207                   6,140
                                        ------------               ------------
Products and Services Revenue Change         129,173                  468,580
                                        ------------               ------------
   Total Revenue Change                    $ 119,394                $ 673,458
                                         ===========               ============

     See Note 6 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

Gas Costs -

     The Energy Utilities' gas costs decreased $76.4 million and $80.5 million for the three-month and twelve-month periods ended March 31, 1998, respectively. Gas costs decreased for the three-month and twelve-month periods due to decreased gas purchases, decreased gas costs per dth and decreased gas transition costs. The average cost for the Energy Utilities' purchased gas for the three-month and twelve-month periods ended March 31, 1998, after adjustment for gas transition costs billed to transport customers, was $2.60 and $2.90 per dth, respectively, as compared to $3.45 and $3.19 per dth for the same periods in 1997.

Fuel and Purchased Power -

     The cost of fuel for electric generation increased $1.3 million for the twelve-month period ended March 31, 1998, compared to the 1997 periods, mainly as a result of increased production of electricity. The cost of fuel for electric generation decreased $2.8 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due to decreased production of electricity.

     Power purchased increased $66.6 million and $205.9 million for the three-month and twelve-month periods ended March 31, 1998, respectively, reflecting increased purchases of wholesale power for marketing activities which were partially offset by decreased bulk power purchases at Northern Indiana. For the twelve months ended March 31, 1998, electric power marketing purchases were
10.7 million kwh, an increase of 9.8 million kwh compared to the same period in 1997. Electric power marketing purchases increased 2.8 million kwh for the three months ended March 31, 1998 compared to March 31, 1997.

Cost of Products and Services -

     The cost of sales for Products and Services increased $433.9 million for the twelve months ended March 31, 1998. The increase includes $85.0 million reflecting twelve months of cost of sales from IWCR for the period. Increased volumes in gas marketing activities increased cost of sales $321.2 million for the twelve-months ended March 31, 1998, compared to March 31, 1997.

     The cost of sales for Products and Services increased $125.6 million for the three-months ended March 31, 1998, compared to the 1997 period. The increase includes $17.9 million related to the cost of sales for IWCR in the current period. Increased volumes in gas marketing activities increased cost of sales $109.4 million for the three months ended March 31, 1998, compared to March 31, 1997.

Operating Margins -

     Operating margins for the twelve months ended March 31, 1998 increased $112.8 million from the same period a year ago. The increase in operating margins includes $115.7 million related to twelve months of IWCR operations in the period. The operating margin from gas deliveries decreased $8.1 million due to decreased sales to residential and commercial customers reflecting unusually warm weather in the first quarter of 1998 and decreased industrial sales which were partially offset by increased sales to wholesale customers. Electric operating margin increased $7.8 million due to increased sales to commercial customers and increased wholesale transactions. The operating margin for Products and Services, excluding IWCR, decreased $2.9 million, primarily from a decrease in gas marketing margin offset by an increase in operating margin from the LEC and Portside operations.

     Operating margins for the three months ended March 31, 1998 increased $6.5 million from the same period a year ago. The increase in operating margins includes $23.1 million related to three months of IWCR operations in the current period. Gas operating margin decreased $14.3 million due to decreased sales to residential and commercial customers reflecting unusually mild weather during the period and decreased industrial sales, partially offset by increased wholesale sales and gas transported for others. Electric operating margin increased $2.5 million mainly as a result of increased wholesale transactions. The operating margin for Products and Services, excluding IWCR, decreased $1.8 million, primarily reflecting a decrease in gas marketing margin.

Operating Expenses and Taxes -

     Operation expenses increased $60.6 million for the twelve-month period ended March 31, 1998. Operation expense includes an increase of $62.4 million reflecting operations of IWCR in the current twelve-month period. New operations at LEC and Portside increased operation expenses approximately $10.8 million. This increase was offset by decreased environmental cleanup costs of $4.2 million, decreased employee costs of $3.8 million and decreased pollution control facility costs of $2.2 million at Northern Indiana. Operation expenses, excluding IWCR, for the three-month period ended March 31, 1998 decreased $11.6 million. Employee costs at Northern Indiana decreased $4.3 million for the three months ended March 31, 1998 compared to the same period in 1997.

     Maintenance expenses increased $3.1 million for the twelve-month period ended March 31, 1998, mainly reflecting maintenance expenses of the Water Utilities. Maintenance expenses decreased $0.5 million for the three-month period ended March 31, 1998.

     Depreciation and amortization expense increased $4.9 million and $18.8 million for the three-month and twelve-month periods ended March 31, 1998, respectively, primarily reflecting depreciation and amortization at IWCR.

Other Income (Deductions) -

     Other Income (Deductions) decreased $6.3 million due to a loss on disposition of property during the twelve months ended March 31, 1998 and a gain on the disposition of property during the same period a year ago.

Interest and Other Charges -

     Interest and other charges increased for the three-month and twelve-month periods ended March 31, 1998 reflecting the issuance of $300 million of Capital Markets' medium-term notes, $75 million of Capital Markets' Junior Subordinated Deferrable Interest Debentures, Series A and interest expense at IWCR.

     See Notes to Consolidated Financial Statements for a discussion of accounting policies and transactions impacting this analysis.

Net Income -

     Industries' net income for the twelve-month period ended March 31, 1998 was $180.7 million compared to $180.1 million for the twelve-month period ended March 31, 1997.

     Net income for the three months ended March 31, 1998 was $60.7 million compared to $70.8 million for the three months ended March 31, 1997.

Environmental Matters -

     The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of approximately $20 million to cover probable corrective actions as of March 31, 1998; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Industries.

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

     Refer to Note 7 "Environmental Matters" for a more detailed discussion of the status of certain environmental issues.

Liquidity and Capital Resources -

     During the next few years, it is anticipated that the majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. See Note 15 of Notes to Consolidated Financial Statements for a discussion of the Common Share dividend.

     Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of March 31, 1998 and December 31, 1997, Northern Indiana had $18.5 million and $71.5 million of commercial paper outstanding, respectively. At March 31, 1998, the interest rate of commercial paper outstanding was 5.60%.

     Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of March 31, 1998, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1998, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

     Northern Indiana also has $273.5 million of money market lines of credit. As of March 31, 1998 there were no borrowing outstanding under these lines of credit.

     Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1998, there were no borrowings outstanding under this facility.

     During recent years, Northern Indiana has been able to finance its construction program with internally generated funds and expects to be able to meet future commitments through such funds.

     As of March 31, 1998 and December 31, 1997, Capital Markets had $30.0 million and $17.0 million of commercial paper outstanding. At March 31, 1998, the weighted average interest rate of commercial paper outstanding was 5.76%.

     Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1999. This facility provides short-term financing flexibility to Industries and also serves as the backup instrument for a commercial paper program. As of March 31, 1998, there were no borrowings outstanding under this agreement.

     Capital Markets also has $130 million of money market lines of credit. As of March 31, 1998 and December 31, 1997, $28.0 million and $20.1 million, respectively, of borrowings were outstanding under these lines of credit.

     Between March 27, 1997 and May 7, 1997, Capital Markets issued and sold $300 million of medium-term notes with various interest rates and maturities. The proceeds from these issuances were used for the purchase of IWCR and to pay other outstanding short-term obligations of Capital Markets.

     The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of Industries, other than the assets of Northern Indiana, reflected in the consolidated financial statements of Industries, was approximately $1.3 billion at March 31, 1998.

     On March 25, 1997, Industries acquired all the outstanding common stock of IWCR for $290.5 million. Industries financed this transaction with debt of approximately $83.0 million and issuance of approximately 10.6 million Industries' common shares. Industries accounted for the acquisition as a purchase and the purchase price was allocated to the assets and liabilities acquired based on their fair values.

     IWCR and its subsidiaries had lines of credit with banks aggregating $78.7 million. At March 31, 1998, $60.1 million of borrowings were outstanding under these lines of credit.

     Industries does not expect the effects of inflation at current levels to have a significant impact on its results of operations, ability to contain cost increases, or the Utilities' need to seek timely and adequate rate relief. The Energy Utilities do not anticipate the need to file for gas and electric base rate increases in the near future.

Year 2000 Costs-

     Industries has several major projects underway to modify portions of its systems for proper functioning in the year 2000. These include a project to evaluate Industries' proprietary software and to work with each of Industries' software vendors to assure that appropriate steps are being take to mitigate the problem in each vendor's software or, in some cases, to replace software with year 2000 compliant software; a project to identify and mitigate any problems wherever they exist in Industries' systems ranging from equipment used in Northern Indiana's generating stations to Industries' phone system that have date information within them; and an initiative to assure that each entity that electronically receives information from Industries or sends information to Industries is aware of the steps that Industries is taking and is taking appropriate steps of its own to address the problem. Consistent with its plan, Industries expects to be year 2000 compliant with some systems as early as the third quarter 1998 and other systems no later than the third quarter of 1999.

     Industries estimates that costs to become year 2000 compliant will be approximately $17-$26 million, including acquisition costs of new systems which will be capitalized consistent with Industries' accounting policies. Costs related to maintenance or modification of Industries' systems have been and will be expensed as incurred. Industries does not anticipate the related costs will have a material impact on its results of operations, nor does Industries currently anticipate any disruption of its ability to deliver service as a result of the year 2000 issue.

Competition -

     The Energy Policy Act of 1992 (Energy Act) allows FERC to order electric utilities to grant access to transmission systems by third-party power producers. The Energy Act specifically prohibits federally mandated wheeling of power for retail customers. On April 24, 1996, FERC issued its Order No. 888-A which opens wholesale power sales to competition and requires public utilities owning, controlling, or operating transmission lines to file non-discriminatory open access tariffs that offer others the same transmission service they provide themselves. Northern Indiana filed its tariff as did virtually all other transmission owners subject to FERC jurisdiction. Order No. 888-A also provides for the full recovery of stranded costs - that is, costs that were prudently incurred to serve power customers and that could go unrecovered if these customers use open access to move to another supplier. FERC expects this rule will accelerate competition and bring lower prices and more choices to wholesale energy customers. On November 25, 1997, FERC issued Order No. 888-B on rehearing, affirming in all important respects its earlier Order No. 888-A. Although wholesale customers represent a relatively small portion of Northern Indiana's sales, Northern Indiana will continue its efforts to retain and add customers by offering competitive rates.

     In January 1997 and January 1998, legislation was introduced in the Indiana General Assembly addressing electric utility competition and deregulation. Neither proposed legislation was adopted. Northern Indiana has begun discussions with other utilities and its largest customers on the technical and economic aspects of possible legislation to allow customer choice.

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

     The mix of gas revenues from retail sales, interruptible retail sales, firm transportation service and interruptible transportation services has changed significantly over the past several years. The deregulation of the gas industry, since the mid-1980s, allows large industrial and commercial customers to purchase their gas supplies directly from producers and use the Energy Utilities' facilities to transport the gas. Transportation customers pay the Energy Utilities only for transporting their gas from the pipeline to the customers' premises.

     On October 8, 1997, the Commission approved Northern Indiana's Alternative Regulatory Plan (ARP) which implements new rates and services that include, among other things, further unbundling of services for additional customer classes, increased customer choice for sources of natural gas supply, negotiated services and prices, an gas cost incentive mechanism and a price protection program. The gas cost incentive mechanism, which gives Northern Indiana the opportunity to share any gas cost savings (or losses) with its customers based on a comparison of Northern Indiana's actual gas supply portfolio costs to a market based benchmark price, went into effect on Northern Indiana's system November 1, 1997. The first pilot program was launched in January 1998 and the first gas volumes flowed under this program in April 1998. The Commission order allows the natural gas marketing affiliate of Northern Indiana to participate as a supplier of choice to customers on the Northern Indiana system.

     To date, the Energy Utilities' system has not been materially affected by competition, and management does not foresee substantial adverse effects in the near future, unless the current regulatory structure is substantially altered. The Energy Utilities believe the steps they are taking to deal with increased competition will have significant, positive effects in the next few years.

Forward Looking Statements -

     This report contains forward looking statements within the meaning of the securities laws. Forward looking statements include terms such as "may", "will", "expect", "believe", "plan" and other similar terms. Industries cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, there can be no assurance that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the federal and state regulatory environment, the economic climate, regional, commercial, industrial and residential growth in the service territories served by Industries' subsidiaries, customers' usage patterns and preferences, the speed and degree to which competition enters the utility industries, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of Industries.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The primary market risks to which Industries is exposed and in connection with which Industries uses market risk sensitive instruments are commodity price risk and interest rate risk.

     Industries engages in price risk management activities related to electricity and natural gas. Price risk arises from fluctuations in energy commodity prices due to changes in supply and demand. Industries actively monitors and limits its exposure to commodity price risk. Industries' price risk management policy allows the use of derivative financial and commodity instruments to reduce (hedge) exposure to price risk of its supply and related purchase and sales commitments of energy, as well as related anticipated transactions. As part of this commodity price risk, Industries is exposed to geographic price differentials due primarily to transportation costs and local supply-demand factors. Industries uses basis swaps to hedge a portion of this exposure. For economic reasons or otherwise, Industries does not hedge all of its basis exposure.

     Industries enters into certain sales contracts with customers based upon a fixed sales price and varying volumes which are ultimately dependent upon the customer's supply requirements. Industries utilizes financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements. Industries continues to be exposed to price risk for the difference between the ultimate supply requirements and those modeled.

     Although the Energy Utilities are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which the Energy Utilities operate allows for full collection of fuel and gas costs in rate-making. Consequently, there is limited commodity price risk after consideration of the related rate-making. However, as the utility industry deregulates, Energy Utilities will be providing services without the benefit of the traditional rate-making allowances and will therefore be more exposed to commodity price risk.

     Because the commodities covered by Industries' derivative financial and commodity instruments are substantially the same commodities that Industries buys and sells in the physical market, no special correlation studies are deemed necessary other than monitoring the degree of convergence between the derivative and cash markets.

     Industries' daily net commodity position consists of natural gas inventories, commodity purchase and sales contracts and derivative financial and commodity instruments. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quotes from exchanges and over-the-counter counterparties and includes location differentials. Based on Industries' net commodity position at fair value at March 31, 1998, a 10% adverse movement in electric and natural gas market prices would have reduced net income by approximately $0.8 million. However, any such movements in prices is not indicative of actual results and is subject to change. Refer to Summary of Significant Accounting Policies-Hedging Activities for further discussion of Industries' hedging policies.

     Industries utilizes long-term debt as a primary source of capital in its business. A significant portion of the total debt portfolio includes a medium-term note program, the interest component of which resets on a periodic basis to reflect current market conditions. The Energy Utilities utilize longer term fixed price debt instruments which have been and will be refinanced at lower interest rates if Industries deems it to be economical. Refer to Notes to Consolidated Financial Statements for detailed information related to Industries' long-term debt outstanding and the fair value of financial instruments for the current market valuation of long-term debt.

                                                     PART II.
                                                 OTHER INFORMATION

Item 1.   Legal Proceedings.

     Industries and its subsidiaries are parties to various pending proceedings, including suits and claims against them for personal injury, death and property damage. Such proceedings and suits, and the amounts involved are routine litigation and proceedings for the kinds of businesses conducted by Industries and its subsidiaries, except as described under Note 5 (NESI Energy Marketing Canada Ltd. Litigation) and Note 7 (Environmental Matters) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this report on Form
10-Q, which notes are incorporated by reference. No other material legal proceedings against Industries or its subsidiaries are pending or, to the knowledge of Industries, contemplated by governmental authorities or other parties.

Item 2.  Changes in Securities and Use of Proceeds.
         None

Item 3.  Defaults Upon Senior Securities.
         None

     Item 4. Submission of Matters to a Vote of Security Holders. On April 8, 1998, at the Annual Meeting of Shareholders of the Registrant, shareholders of the Registrant elected Steven C. Beering, James T. Morris, Denis E. Ribordy and Carolyn Y. Woo as directors to serve until the 2001 Annual Meeting of Shareholders. Carolyn Y. Woo was elected to replace Ernestine M. Raclin, who retired at the expiration of her term. Directors whose term of office as director continue after the 1998 Annual Meeting of Shareholders are Ian M. Rolland, Edmund A. Schroer and John W. Thompson, whose terms expire at the 1999 Annual Meeting of Shareholders, and Arthur J. Decio, Gary L. Neale and Robert J. Welsh, whose terms expire at the 2000 Annual Meeting of Shareholders.

     There were no abstentions or broker non-votes for any of the nominees for directors. The number of vostes cast for, or withheld, for each nominee for director was as follows:


                                    Votes          Votes
                                   Received       Withheld
           Steven C. Beering     101,325,618      1,223,579
           James T. Morris       101,410,235      1,138,962
           Denis E. Ribordy      101,368,173      1,181,024
           Carolyn Y. Woo        101,230,143      1,319,053


     Additionally at the Annual Meeting of Shareholders, shareholders of the Registrant approved an amendment to the Articles of Incorporation to increase the number of authorized Common Shares from 200,000,000 to 400,000,000. The number of votes cast for, or withheld, was as follows:


                              Votes                 Votes               Votes
                               For                Against              Abstain
                           98,201,052             3,487,304            860,840

Item 5.  Other Information.
         None

Item 6.  Exhibits and Reports on Form 8-K.
         (a)  Exhibits.

               Exhibit 3(i) - Restated Articles of Incorporation

               Exhibit 23 - Consent of Arthur Andersen LLP

               Exhibit 27 - Financial Data Schedule

     Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Industries hereby agrees to furnish the Commission, upon request, any instrument defining the rights of holders of long-term debt of Industries not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of Industries and its subsidiaries on a consolidated basis.

          (b)  Reports on Form 8-K.

     A report on Form 8-K was filed under the date of February 13, 1998. All events were reported under Item 5, Other Events.


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NIPSCO Industries, Inc.

                                     (Registrant)

                              /s/ STEPHEN P. ADIK
                              --------------------------------------------------
                             Stephen P. Adik
                             Executive Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer



Date:  May 13, 1998