Form 10-Q
period 1998-06-30
NIPSCO INDUSTRIES INC
filed 1998-08-13
CIK 823392

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


     Yes X No -------- --------

                            As of July 31, 1998,  120,145,573 common shares were
outstanding.

NIPSCO Industries, Inc.

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Public Accountants

To The Board of Directors of
NIPSCO Industries, Inc.:

      We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of June 30, 1998, and December 31, 1997, and the related consolidated statements of income, common shareholders' equity and cash flows for the three, six and twelve month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of June 30, 1998, and December 31, 1997, and the results of their operations and their cash flows for the three, six and twelve month periods ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.


                             /s/ Arthur Andersen LLP

Chicago, Illinois
July 29, 1998

Consolidated Balance Sheet
                                                                  June 30,          December 31,
Assets                                                              1998                1997
                                                                 ==========          ==========
(In thousands)
Property, Plant and Equipment:
 Utility Plant, (Note 2)(including Construction Work in
   Progress of  $223,222 and $188,710, respectively)
    Electric                                                 $    4,106,198      $    4,066,568
    Gas                                                           1,418,126           1,395,140
    Water                                                           634,375             604,018
    Common                                                          352,333             351,350
                                                             --------------      --------------
                                                                  6,511,032           6,417,076
    Less -Accumulated provision for depreciation
       and amortization                                           2,857,453           2,759,945
                                                             --------------      --------------
      Total Utility Plant                                         3,653,579           3,657,131
                                                             --------------      --------------
 Other property, at cost, net of accumulated provision
       for depreciation                                              80,266              96,028
                                                             --------------      --------------
      Total Property, Plant and Equipment                         3,733,845           3,753,159
                                                             --------------      --------------
Investments:
 Investments, at equity (Note 2)                                    104,632              82,855
 Investments, at cost                                                44,586              31,771
 Other investments                                                   27,144              24,499
                                                             --------------      --------------
      Total Investments                                             176,362             139,125
                                                             --------------      --------------
Current Assets:
 Cash and cash equivalents                                           36,684              30,780
 Accounts receivable, less reserve of  $5,995 and
     $5,887, respectively (Note 2)                                  231,073             231,580
 Other receivables (Note 24)                                         33,165             107,231
 Fuel adjustment clause (Note 2)                                     -                    2,679
 Gas cost adjustment clause (Note 2)                                 26,825              89,991
 Materials and supplies, at average cost                             60,625              60,085
 Electric production fuel, at average cost                           16,499              18,837
 Natural gas in storage (Note 2)                                     37,576              61,436
 Prepayments and other                                               32,787              28,089
                                                             --------------      --------------
      Total Current Assets                                          475,234             630,708
                                                             --------------      --------------
Other Assets:
 Regulatory assets (Note 2)                                         204,343             211,513
 Intangible assets, net of accumulated amortization (Note 2)         66,179              68,175
 Prepayments and other (Note 9)                                     158,039             134,353
                                                             --------------      --------------
      Total Other Assets                                            428,561             414,041
                                                             --------------      --------------
                                                             $    4,814,002      $    4,937,033
                                                                 ==========          ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

Consolidated Balance Sheet
                                                                   June 30,         December 31,
Capitalization and Liabilities                                      1998               1997
                                                                 ==========         ==========
  (In thousands)
Capitalization:
 Common shareholders' equity
  (See accompanying statement)                               $    1,203,889      $    1,264,788
 Cumulative preferred stocks (Note 11) -
   Series without mandatory redemption provisions (Note 12)          85,614              85,620
   Series with mandatory redemption provisions (Note 13)             57,591              58,841
 Long-term debt excluding amounts due within one
    year (Note 19)                                                1,670,852           1,667,925
                                                             --------------      --------------
      Total Capitalization                                        3,017,946           3,077,174
                                                             --------------      --------------
Current Liabilities:
 Current portion of long-term debt (Note 20)                         20,733              54,621
 Short-term borrowings (Note 21)                                    252,828             212,639
 Accounts payable                                                   201,083             226,751
 Dividends declared on common and preferred stocks                   30,267              30,784
 Customer deposits                                                   23,057              22,091
 Taxes accrued                                                       61,041              77,573
 Interest accrued                                                    19,197              19,124
 Fuel adjustment clause                                                 625                 -
 Accrued employment costs                                            40,854              58,799
 Other accruals                                                      39,337              47,930
                                                             --------------      --------------
      Total Current Liabilities                                     689,022             750,312
                                                             --------------      --------------
Other:
 Deferred income taxes (Note 8)                                     636,101             651,815
 Deferred investment tax credits, being amortized over
   life of related property (Note 8)                                101,895             105,538
 Deferred credits                                                    82,833              73,715
 Customer advances and contributions in aid of
    construction (Note 2)                                           109,771             110,145
 Accrued liability for postretirement benefits (Note 10)            136,681             132,919
 Other noncurrent liabilities                                        39,753              35,415
                                                             --------------      --------------
      Total Other                                                 1,107,034           1,109,547
                                                             --------------      --------------
Commitments and Contingencies
 (Notes 5, 7, 22, 23 and 24)
                                                             $    4,814,002      $    4,937,033
                                                                 ==========          ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

Consolidated Statement of Income
 (Dollars in thousands, except for per share amounts)
                                                        Three Months                  Six Months
                                                       Ended June 30,               Ended June 30,
                                                   ---------------------        ---------------------
                                                     1998         1997            1998         1997
                                                   ========     ========        ========     ========
Operating Revenues: (Notes 2, 6 and 26)
  Gas                                            $  110,345   $  121,010      $  353,080   $  454,410
  Electric                                          345,639      271,657         669,473      532,314
  Water                                              20,857       18,795          38,566       18,795
  Products and Services                             175,567      111,725         370,633      177,618
                                                 ----------   ----------      ----------   ----------
                                                    652,408      523,187       1,431,752    1,183,137
                                                 ----------   ----------      ----------   ----------
Cost of Sales: (Note 2)
 Gas costs                                           60,754       61,961         199,182      276,801
 Fuel for electric generation                        65,423       54,609         121,017      113,017
 Power purchased                                     95,845       38,403         186,288       62,291
 Products and Services                              147,531       85,910         323,476      136,296
                                                 ----------   ----------      ----------   ----------
                                                    369,553      240,883         829,963      588,405
                                                 ----------   ----------      ----------   ----------
Operating Margin                                    282,855      282,304         601,789      594,732
                                                 ----------   ----------      ----------   ----------
Operating Expenses and Taxes (except income):
  Operation                                          98,048      103,450         194,219      189,154
  Maintenance (Note 2)                               21,011       19,844          39,958       38,328
  Depreciation and amortization (Note 2)             63,643       64,415         126,917      122,759
  Taxes (except income)                              21,110       20,647          44,538       41,957
                                                 ----------   ----------      ----------   ----------
                                                    203,812      208,356         405,632      392,198
                                                 ----------   ----------      ----------   ----------
Operating Income                                     79,043       73,948         196,157      202,534
                                                 ----------   ----------      ----------   ----------
Other Income (Deductions) (Note 2)                    (931)        4,308           7,517       13,711
                                                 ----------   ----------      ----------   ----------
Interest and Other Charges:
 Interest on long-term debt                          27,749       27,151          55,023       46,954
 Other interest                                       2,222        3,077           4,130        8,045
 Amortization of premium, reacquisition premium,
  discount and expense on debt, net                   1,144        1,200           2,292        2,333
 Dividend requirements on preferred stock
  of subsidiaries                                     2,128        2,179           4,295        4,346
                                                 ----------    ---------      ----------   ----------
                                                     33,243       33,607          65,740       61,678
                                                 ----------   ----------      ----------   ----------
Income before income taxes                           44,869       44,649         137,934      154,567
                                                 ----------   ----------      ----------   ----------
Income taxes                                         15,424       16,413          47,767       55,493
                                                 ----------   ----------      ----------   ----------
Net Income                                       $   29,445   $   28,236      $   90,167   $   99,074
                                                   ========     ========        ========     ========
Average common shares outstanding - basic       122,180,915  125,655,240     123,022,091  122,404,026

Basic Earnings per average common share          $     0.24   $     0.22      $     0.73   $     0.80
                                                   ========     ========        ========     ========
Diluted Earnings per average common share        $     0.24   $     0.22      $     0.73   $     0.80
                                                   ========     ========        ========     ========
Dividends declared per common share              $    0.240   $    0.225      $    0.480   $    0.450
                                                   ========     ========        ========     ========
The accompanying notes to consolidated financial statements are an integral part of this statement.

Consolidated Statement of Income
 (Dollars in thousands, except for per share amounts)
                                                       Twelve Months
                                                       Ended June 30,
                                                   ---------------------
                                                     1998         1997
                                                   ========     ========
Operating Revenues: (Notes 2, 6 and 26)
  Gas                                            $  705,909   $  805,463
  Electric                                        1,323,490    1,061,890
  Water                                              80,514       18,795
  Products and Services                             725,243      270,775
                                                 ----------   ----------
                                                  2,835,156    2,156,923
                                                 ----------   ----------
Cost of Sales: (Note 2)
 Gas costs                                          417,668      493,882
 Fuel for electric generation                       246,548      235,846
 Power purchased                                    329,028       89,759
 Products and Services                              623,928      196,383
                                                 ----------   ----------
                                                  1,617,172    1,015,870
                                                 ----------   ----------
Operating Margin                                  1,217,984    1,141,053
                                                 ----------   ----------
Operating Expenses and Taxes (except income):
  Operation                                         395,318      360,166
  Maintenance (Note 2)                               78,182       72,974
  Depreciation and amortization (Note 2)            253,962      241,617
  Taxes (except income)                              86,346       78,868
                                                 ----------   ----------
                                                    813,808      753,625
                                                 ----------   ----------
Operating Income                                    404,176      387,428
                                                 ----------   ----------
Other Income (Deductions) (Note 2)                    9,574       23,686
                                                 ----------   ----------
Interest and Other Charges:
 Interest on long-term debt                         113,567       88,002
 Other interest                                       6,476       18,155
 Amortization of premium, reacquisition premium,
  discount and expense on debt, net                   4,677        4,613
 Dividend requirements on preferred stock
  of subsidiaries                                     8,640        8,681
                                                 ----------   ----------
                                                    133,360      119,451
                                                 ----------   ----------
Income before income taxes                          280,390      291,663
                                                 ----------   ----------
Income taxes                                         98,448      106,770
                                                 ----------   ----------
Net Income                                       $  181,942   $  184,893
                                                   ========     ========
Average common shares outstanding - basic       124,156,903  121,935,166

Basic Earnings per average common share          $     1.46   $     1.51
                                                   ========     ========
Diluted Earnings per average common share        $     1.46   $     1.51
                                                   ========     ========
Dividends declared per common share              $    0.945   $    0.885
                                                   ========     ========

     The accompanying notes to consolidated financial statements are an integral part of this statement.

Consolidated Statement Of Common Shareholders' Equity
                                                              Additional
(Dollars in thousands)             Common        Treasury      Paid-in       Retained
Three Months Ended                 Shares         Shares       Capital       Earnings       Other
========================         ==========     ==========    ==========    ==========    ==========
Balance, April 1, 1997           $  870,930     $(295,980)    $   88,118    $  635,900    $  (4,128)
Comprehensive Income:
  Net income                                                                    28,236
  Other comprehensive income, net of tax:
     Unrealized gain (net of income
       tax of $775)
     Realized gain

  Gain (loss) on foreign currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
 Common shares                                                                (29,962)
Treasury shares acquired                          (46,034)          (34)
Issued:
  IWC Resources Corporation acquisition
  NEM Acquisition                                    4,118         1,351
  Employee stock purchase plan                          67            98
  Long-term incentive plan                           1,413            22                        (92)
  Amortization of unearned compensation                                                          479
Other                                                                  1          (91)
                                 ----------     ----------    ----------    ----------    ----------
Balance, June 30, 1997           $  870,930     $(336,416)    $   89,556    $  634,083    $  (3,741)
                                 ==========     ==========    ==========    ==========    ==========

Balance, April 1, 1998           $  870,930     $(384,009)    $   89,878    $  697,928    $  (2,159)
Comprehensive Income:
  Net income                                                                    29,445
  Other comprehensive income, net of tax:
     Unrealized gain (net of income
       tax of $77)
      Realized gain (net of income
       tax of $620)
  Gain (loss) on foreign currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
  Common shares                                                               (28,708)
Treasury shares acquired                          (74,684)
Issued:
 IWC Resources Corporation acquisition
 NEM Acquisition
 Employee stock purchase plan                           94           237
 Long-term incentive plan                            2,581           587                     (1,096)
 Amortization of unearned compensation                                                           293
Other                                                                  2          (32)
                                 ----------     ----------    ----------    ----------    ----------
Balance, June 30, 1998           $  870,930     $(456,018)    $   90,704    $  698,633    $  (2,962)
                                 ==========     ==========    ==========    ==========    ==========

                                Accumulated                                         Shares
                                   Other                                   ------------------------
   Three Months Ended           Comprehensive               Comprehensive    Common       Treasury
   (continued)                     Income        Total         Income        Shares        Shares
========================         ==========    ==========    ==========    ==========    ==========
Balance, April 1, 1997           $    2,276    $1,297,116    $      -     147,784,218  (20,363,752)
Comprehensive Income:
  Net income                                       28,236        28,236
  Other comprehensive income, net of tax:
     Unrealized gain (net of income
       tax of $775)                   1,268         1,268         1,268
     Realized gain
  Gain (loss) on foreign currency translation:
       Unrealized                       461           461           461
       Realized                                                     -
                                                             ----------
Total Comprehensive Income                                   $   29,965
Dividends:                                                   ==========
 Common shares                                   (29,962)
Treasury shares acquired                         (46,068)                               (2,325,078)
Issued:
 IWC Resources Corporation acquisition
 NEM Acquisition                                    5,469                                   270,064
 Employee stock purchase plan                         165                                     8,416
 Long-term incentive plan                           1,343                                    93,366
 Amortization of unearned compensation                479
Other                                                (90)
                                 ----------    ----------                  ----------    ----------
Balance, June 30, 1997           $    4,005    $1,258,417                 147,784,218  (22,316,984)
                                 ==========    ==========                  ==========    ==========

Balance, April 1, 1998           $    3,962    $1,276,530    $       -    147,784,218  (24,177,926)
Comprehensive Income:
  Net income                                       29,445        29,445
  Other comprehensive income, net of tax:
  Unrealized gain (net of income
     tax of $77)                        130           130           130
  Realized gain (net of income
     tax of $620)                   (1,016)       (1,016)       (1,016)
  Gain (loss) on foreign currency translation:
       Unrealized                     (660)         (660)         (660)
       Realized                         186           186           186
                                                             ----------
Total Comprehensive Income                                   $   28,085
Dividends:                                                   ==========
 Common shares                                   (28,708)
Treasury shares acquired                         (74,684)                               (2,716,853)
Issued:
 IWC Resources Corporation acquisition
 NEM acquisition
 Employee stock purchase plan                         331                                    11,830
 Long-term incentive plan                           2,072                                   132,800
 Amortization of unearned compensation                293
Other                                                (30)
                                 ----------    ----------                  ----------    ----------
Balance, June 30, 1998           $    2,602    $1,203,889                 147,784,218  (26,750,149)
                                 ==========    ==========                  ==========    ==========

Consolidated Statement Of Common Shareholders' Equity
                                                              Additional
(Dollars in thousands)             Common        Treasury      Paid-in       Retained
Six Months Ended                   Shares         Shares       Capital       Earnings       Other
========================         ==========     ==========    ==========    ==========    ==========
Balance, January 1, 1997         $  870,930     $(392,995)    $   32,868    $  591,370    $  (4,280)
Comprehensive Income:
  Net income                                                                    99,074
  Other comprehensive income, net of tax:
     Unrealized gain (net of income
       tax of $1,033)
     Realized gain

  Gain (loss) on foreign currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
 Common shares                                                                (56,235)
Treasury shares acquired                         (102,521)             2
Issued:
 IWC Resources Corporation acquisition             152,405        55,007
 NEM Acquisition                                     4,118         1,351
Employee stock purchase plan                           142          211
 Long-term incentive plan                            2,435           116                       (443)

 Amortization of unearned compensation                                                           982
Other                                                                  1         (126)
                                 ----------     ----------    ----------    ----------    ----------
Balance, June 30, 1997           $  870,930     $ 336,416)    $   89,556    $  634,083    $  (3,741)
                                 ==========     ==========    ==========    ==========    ==========

Balance, January 1, 1998         $  870,930     $(363,943)    $   89,768    $  667,790    $  (2,624)
Comprehensive Income:
  Net income                                                                    90,167
  Other comprehensive income, net of tax:
     Unrealized gain (net of income
       tax of $761)
     Realized  gain (net of income
       tax of $620)
  Gain (loss) on foreign currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
 Common shares                                                                (58,637)
Treasury shares acquired                          (97,982)             2
Issued:
 IWC Resources Corporation acquisition
 NEM Acquisition
 Employee stock purchase plan                          151           357
 Long-term incentive plan                            5,756           575                     (1,130)
 Amortization of unearned compensation                                                           792
Other                                                                  2         (687)
                                 ----------     ----------    ----------    ----------    ----------
Balance, June 30, 1998           $  870,930     $(456,018)    $   90,704    $  698,633    $  (2,962)
                                 ==========     ==========    ==========    ==========    ==========

                                Accumulated                                         Shares
                                   Other                                   ------------------------
   Six Months Ended             Comprehensive               Comprehensive    Common       Treasury
   (continued)                     Income        Total         Income        Shares        Shares
========================         ==========    ==========    ==========    ==========    ==========
Balance, January 1, 1997         $    2,608    $1,100,501    $      -     147,784,218  (28,172,896)
Comprehensive Income:
  Net income                                       99,074        99,074
  Other comprehensive income, net of tax:
     Unrealized gain (net of income
       tax of $1,033)                 1,297         1,297         1,297
     Realized gain
   Gain (loss) on foreign currency translation:
       Unrealized                       100           100           100
       Realized                                                     -
                                                             ----------
Total Comprehensive Income                                   $  100,471
Dividends:                                                   ==========
 Common shares                                   (56,235)
Treasury shares acquired                        (102,519)                               (5,177,306)
Issued:
 IWC Resources Corporation acquisition            207,412                                10,580,764
 NEM Acquisition                                    5,469                                   270,064
 Employee stock purchase plan                         353                                    17,924
 Long-term incentive plan                           2,108                                   164,466
 Amortization of unearned compensation                982
Other                                               (125)
                                 ----------    ----------                  ----------    ----------
Balance, June 30, 1997           $   4 ,005    $1,258,417                 147,784,218  (22,316,984)
                                 ==========    ==========                  ==========    ==========

Balance, January 1, 1998         $    2,867    $1,264,788    $       -    147,784,218  (23,471,554)
Comprehensive Income:
  Net income                                       90,167        90,167
  Other comprehensive income, net of tax:
     Unrealized gain (net of income
       tax of $761)                   1,249         1,249         1,249
     Realized gain (net of income
       tax of $620)                 (1,016)       (1,016)       (1,016)
  Gain (loss) on foreign currency translation:
       Unrealized                     (684)         (684)         (684)
       Realized                         186           186           186
                                                             ----------
Total Comprehensive Income                                   $   89,902
Dividends:                                                   ==========
 Common shares                                   (58,637)
Treasury shares acquired                         (97,980)                               (3,627,427)
Issued:
 IWC Resources Corporation acquisition
 NEM Acquisition
 Employee stock purchase plan                         508                                    18,988
 Long-term incentive plan                           5,201                                   329,844
 Amortization of unearned compensation                792
Other                                               (685)
                                 ----------    ----------                  ----------    ----------
Balance, June 30, 1998           $    2,602    $1,203,889                 147,784,218  (26,750,149)
                                 ==========    ==========                  ==========    ==========

Consolidated Statement Of Common Shareholders' Equity
                                                              Additional
(Dollars in thousands)             Common        Treasury      Paid-in       Retained
Twelve Months Ended                Shares         Shares       Capital       Earnings       Other
========================         ==========     ==========    ==========    ==========    ==========
Balance, July 1, 1996            $  870,930     $ 339,673)    $   32,674    $  558,076    $  (5,662)
Comprehensive Income:
  Net income                                                                   184,893
  Other comprehensive income, net of tax:
     Unrealized gain (net of income
       tax of $1,326)
     Realized gain

  Gain (loss) on foreign currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
 Common shares                                                               (108,738)
Treasury shares acquired                          (159,983)            2
Issued:
 IWC Resources Corporation acquisition              152,405       55,007
 NEM Acquisition                                      4,118        1,351
 Employee stock purchase plan                           283          404
 Long-term incentive plan                             6,434          116                       (443)
 Amortization of unearned compensation                                                         2,364
Other                                                                  2         (148)
                                 ----------     ----------    ----------    ----------    ----------
Balance, June 30, 1997           $  870,930     $(336,416)    $   89,556    $  634,083    $  (3,741)
                                 ----------     ----------    ----------    ----------    ----------
Net income                                                                     181,942
  Other comprehensive income, net of tax:
     Unrealized gain (net of income
         tax of $1,001)
      Realized gain (net income
         tax of $620)
  Gain (loss) on foreign currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
 Common shares                                                               (116,705)
Treasury shares acquired                         (128,534)             1
Issued:
IWC Resources Corporation acquisition
 NEM Acquisition
 Employee stock purchase plan                          282           570
 Long-term incentive plan                            8,650           575                     (1,130)
 Amortization of unearned compensation                                                         1,909
Other                                                                  2         (687)
                                 ----------     ----------    ----------    ----------    ----------
Balance, June 30, 1998           $  870,930     $(456,018)    $   90,704    $  698,633    $  (2,962)
                                 ==========     ==========    ==========    ==========    ==========

                                Accumulated                                         Shares
                                   Other                                   ------------------------
   Twelve Months Ended          Comprehensive               Comprehensive    Common       Treasury
   (continued)                     Income        Total         Income        Shares        Shares
========================         ==========    ==========    ==========    ==========    ==========
Balance, July 1, 1996            $    (117)    $1,116,228    $      -     147,784,218  (25,474,720)
Comprehensive Income:
  Net income                                      184,893       184,893
  Other comprehensive income, net of tax:
     Unrealized gain (net of income
       tax of $1,326)                 2,171         2,171         2,171
      Realized gain
  Gain (loss) on foreign currency translation:
       Unrealized                     1,951         1,951         1,951
       Realized                                                   -
                                                             ----------
Total Comprehensive Income                                   $  189,015
Dividends:                                                   ==========
 Common shares                                  (108,738)
Treasury shares acquired                        (159,981)                               (8,185,026)
Issued:
 IWC Resources Corporation acquisition            207,412                                10,580,764
 NEM Acquisition                                    5,469                                   270,064
 Employee stock purchase plan                         687                                    35,568
 Long-term incentive plan                           6,107                                   456,366
 Amortization of unearned compensation              2,364
Other                                               (146)
                                 ----------    ----------                  ----------    ----------
Balance, June 30, 1997           $   4 ,005    $1,258,417                 147,784,218  (22,316,984)
                                 ==========    ==========                  ==========    ==========

Net income                                        181,942    $  181,942
Other comprehensive income, net of tax:
   Unrealized gain (net of income
     tax of $1,001)                   1,641         1,641         1,641
   Realized gain(net income
     tax of $620)                   (1,016)       (1,016)       (1,016)
Gain (loss) on foreign currency translation:
     Unrealized                     (2,214)       (2,214)       (2,214)
     Realized                           186           186           186
                                                             ----------
Total Comprehensive Income                                   $  180,539
Dividends:                                                   ==========
 Common shares                                  (116,705)
Treasury shares acquired                        (128,533)                               (4,987,049)
Issued:
IWC Resources Corporation acquisition
 NEM Acquisition
  Employee stock purchase plan                        852                                    35,440
 Long-term incentive plan                           8,095                                   518,444
 Amortization of unearned compensation              1,909
Other                                               (685)
                                 ----------    ----------                  ----------    ----------
Balance, June 30, 1998    $           2,602 $   1,203,889                 147,784,218  (26,750,149)
                                 ==========    ==========                  ==========    ==========

     The accompanying notes to consolidated financial statements are an integral part of this statement.

Consolidated Statement of Cash Flows
           (In thousands)                          Three Months                Six Months
                                                  Ended June 30,             Ended June 30,
                                               --------------------       --------------------
                                                 1998        1997           1998        1997
                                               ========    ========       ========    ========
Cash flows from operating activities:
   Net income                                   $  29,445   $  28,236     $   90,167    $99,074
Adjustments to reconcile net income
 to net cash:
  Depreciation and amortization                  63,643      64,414        126,917     122,759
  Deferred federal and state income
   taxes, net                                  (12,610)    (20,752)       (42,650)    (33,095)
  Deferred investment tax credits, net          (1,821)     (1,833)        (3,642)     (3,635)
  Advance contract payment                          475         475            950         950
  Change in certain assets and liabilities -*
   Accounts receivable, net                      12,898       5,276            507      19,063
   Other receivables                             94,656    (29,341)         74,066    (69,352)
   Electric production fuel                       4,742     (4,500)          2,338     (2,149)
   Materials and supplies                         1,456       (237)          (540)        (17)
   Natural gas in storage                      (16,553)    (17,109)         23,860      29,966
   Accounts payable                             (4,160)    (32,816)       (17,630)    (60,151)
   Taxes accrued                               (67,836)    (42,513)         12,477      35,249
   Fuel adjustment clause                         1,736       4,673          3,304         892
   Gas cost adjustment clause                    11,147      40,931         63,166      53,159
   Accrued employment costs                     (1,649)       2,896       (17,945)     (1,925)
   Other accruals                               (4,587)    (12,612)        (8,593)      12,899
   Other, net                                   (9,205)       5,195       (15,412)       8,829
                                               --------    --------       --------    --------
      Net cash provided by (used in)
operating activities                            101,777     (9,617)        291,340     212,516
                                               --------    --------       --------    --------
Cash flows provided by (used in) investing activities:
  Utilities construction expenditures          (64,075)    (62,090)      (112,278)   (108,671)
  Acquisition of IWC Resources
    Corporation, net of cash acquired               -      (82,985)            -     (288,932)
  Acquisition of minority interest                  -       (5,641)            -       (5,641)
  Proceeds from disposition of assets               714         275         10,419      29,775
  Proceeds from settlement of litigation           -            -              -           -
  Other, net                                   (15,228)       (425)       (41,144)     19,777)
                                               --------    --------       --------    --------
      Net cash used in investing activities    (78,589)   (150,866)      (143,003)   (393,246)
                                               --------    --------       --------    --------
Cash flows provided by (used in) financing activities:
  Issuance of long-term debt                          4     271,960          6,375     408,262
  Issuance of short-term debt                   610,408     321,050        887,329     575,095
  Net change in commercial paper                 60,600   (113,250)         20,600   (255,555)
  Retirement of long-term debt                 (35,026)        (38)       (37,573)     (1,507)
  Retirement of short-term debt               (561,023)   (312,875)      (867,696)   (598,495)
  Retirement of preferred shares                (1,255)     (1,252)        (1,256)     (1,253)
  Issuance of common shares                       3,499       6,847          6,839     215,333
  Acquisition of treasury shares               (74,684)    (45,938)       (97,980)   (102,529)
  Cash dividends paid on common shares         (29,520)    (28,323)       (59,309)    (55,095)
  Other, net                                        117       (583)            238       (468)
                                               --------    --------       --------    --------
      Net cash provided by (used in)
       financing activities                    (26,880)      97,598      (142,433)     183,788
                                               --------    --------       --------    --------
Net increase (decrease) in cash and
 cash equivalents                               (3,692)    (62,885)          5,904       3,058

Cash and cash equivalents at
   Beginning of period                           40,376      92,276         30,780      26,333
                                               --------    --------       --------    --------
Cash and cash equivalents at
   End of period                               $  6,684    $ 29,391       $ 36,684    $ 29,391
                                               ========    ========       ========    ========
 *Net of effect from purchase of IWC Resources Corporation.

The accompanying notes to consolidated financial statements are an integral part of this statement.

Consolidated Statement of Cash Flows
(In thousands)
                                                  Twelve Months
                                                  Ended June 30,
                                               --------------------
                                                 1998        1997
                                               ========    ========
Cash flows from operating activities:
 Net income                                    $181,942    $184,893
Adjustments to reconcile net income
 to net cash:
  Depreciation and amortization                 253,962     241,617
  Deferred federal and state income
   taxes, net                                  (11,204)    (24,311)
  Deferred investment tax credits, net          (7,383)     (7,704)
  Advance contract payment                        1,900       1,900
  Change in certain assets and liabilities -*
   Accounts receivable, net                    (55,925)    (69,118)
   Other receivables                            78,371     (66,779)
   Electric production fuel                      12,133       2,265
   Materials and supplies                         2,042       2,090
   Natural gas in storage                       (2,449)     (5,597)
   Accounts payable                              23,954      13,820
   Taxes accrued                               (19,383)      39,543
   Fuel adjustment clause                         8,882       3,366
   Gas cost adjustment clause                    20,230       1,891
   Accrued employment costs                     (3,885)       4,595
   Other accruals                              (12,063)       8,163
   Other, net                                    36,157      22,844
                                               --------    --------
      Net cash provided by(used in)
        operating activities                    507,281     353,478
                                               --------    --------
Cash flows provided by (used in) investing activities:
  Utilities construction expenditures         (222,538)   (214,650)
  Acquisition of IWC Resources
    Corporation, net of cash acquired              -      (288,932)
  Acquisition of minority interest                 -        (5,641)
  Proceeds from disposition of assets            16,637      29,775
  Proceeds from settlement of litigation         41,069         -
  Other, net                                   (76,187)    (32,428)
                                               --------    --------
      Net cash used in investing activities   (241,019)   (511,876)
                                               --------    --------
Cash flows provided by (used in) financing activities:
  Issuance of long-term debt                    256,345     409,178
  Issuance of short-term debt                 1,341,742   1,558,897
  Net change in commercial paper                 51,510   (118,850)
  Retirement of long-term debt                (360,670)    (82,562)
  Retirement of short-term debt             (1,311,425) (1,560,194)
  Retirement of preferred shares                (2,411)     (2,411)
  Issuance of common shares                      10,072     219,635
  Acquisition of treasury shares              (128,528)   (159,991)
  Cash dividends paid on common shares        (115,807)   (106,292)
  Other, net                                        203       (881)
                                               --------    --------
      Net cash provided by (used in)
       financing activities                   (258,969)    156,529
                                               --------    --------
Net increase (decrease) in cash and
 cash equivalents                                 7,293     (1,869)

Cash and cash equivalents at
   Beginning of period                           29,391      31,260
                                               --------    --------
Cash and cash equivalents at
   End of period                               $ 36,684    $ 29,391
                                               ========    ========
 *Net of effect from purchase of IWC Resources Corporation.

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

      Operating Revenues. Utility revenues are recorded based on estimated service rendered, but are billed to customers monthly on a cycle basis. Electric and gas marketing revenues are recognized as the related commodity is delivered to customers. Construction revenues are recognize on the percentage of completion method whereby revenues are recognized in proportion to costs incurred over the life of each project. Industries records provisions for losses on construction contracts, if any, in the period in which such losses become probable.

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

                Electric:
                    Electric generation plant                               24 years
                    Transmission plant                                      26 years
                    Distribution plant                                      25 years
                    Other electric plant                                    24 years

     The depreciation provision for electric utility plant, as a percentage of the original cost, was 3.7% for the three-month period and 3.6% for the six-month and twelve-month periods, ended June 30, 1998, and was 3.6% for the three-month, six-month and twelve-month periods, ended June 30, 1997.

                Gas:
                    Gas storage plant                                       18 years
                    Transmission plant                                      34 years
                    Distribution plant                                      27 years
                    Other gas plant                                         24 years

     The depreciation provision for gas utility plant, as a percentage of the original cost, was 5.1% for the three-month period and 5.2% for the six-month and twelve-month periods, ended June 30, 1998, and was 5.1% for the three-month, six-month and twelve-month periods, ended June 30, 1997.

                Water:
                    Water source and treatment plant                        34 years
                    Distribution plant                                      68 years
                    Other water plant                                       13 years

     The depreciation provision for water utility plant, as a percentage of the original cost, was 2.0% for the three-month, six-month, and the twelve-month periods ended June 30, 1998, and 2.0% for the three month period ended June 30, 1997.

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

     Plant Acquisition Adjustments. Utility plant includes amounts representing the excess of purchase price over underlying book values associated with the acquisitions of Kokomo Gas, NIFL, IWC and Harbour. These amounts are being amortized over a forty-year period from the respective dates of acquisition. The plant acquisition adjustments net of accumulated amortization were $187.9 million and $190.4 million at June 30, 1998 and December 31, 1997, respectively.

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

      Intangible Assets. The excess of cost over the fair value of the net assets of non-utility subsidiaries acquired is reported as goodwill and is being amortized on a straight-line basis over a weighted average period of 34 years. Other intangible assets approximating $7.7 million are being amortized over a period of eight years. Industries assesses the recoverability of its intangible assets on a periodic basis to confirm that expected future cash flows will be sufficient to support the recorded intangible assets. Accumulated amortization of intangibles at June 30, 1998 and December 31, 1997, was approximately $3.3 million and $1.6 million, respectively.

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

      Accounts Receivable. At June 30, 1998, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 2002.

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

     Comprehensive Income. Industries adopted SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. The objective of the statement is to report comprehensive income which is a measure of all changes in equity of an enterprise which result from transactions or other economic events during the period other than transactions with shareholders. This information is reported in Industries' Consolidated Statement of Common Shareholders' Equity. Industries' components of accumulated other comprehensive income includes unrealized gains (losses) on available for sale securities and unrealized gains (losses) on foreign currency translation adjustments. The accumulated amounts for these components, respectively, were $2.8 million and $(0.5) million as of April 1, 1997; $5.6 million and $(1.6) million as of April 1, 1998; $2.7 million and $(0.1) million as of January 1, 1997; $4.4 million and $(1.5) million as of January 1, 1998; $1.9 million and $(2.0) million, as of July 1, 1996: and $4.0 million and $(0.1) as of July, 1, 1997.

      Statement of Cash Flows. For the purposes of the Consolidated Statement of Cash Flows, Industries considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

     Cash paid during the periods reported for income taxes and interest was as follows:

                                      Three  Months                  Six Months              Twelve Months
                                      Ended June 30,               Ended June 30,            Ended June 30,
                                   --------------------      --------------------      --------------------
(In thousands)                       1998        1997          1998        1997          1998        1997
                                   ========    ========      ========    ========      ========    ========
Income taxes                       $ 76,100    $ 61,700      $ 76,100    $ 61,700      $131,249    $ 81,747
Interest, net of
     amounts capitalized             32,637      32,544        56,186      44,655       113,892      90,988

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

     Gas Cost Adjustment Clause. All metered gas rates contain an adjustment factor, which reflects the cost of purchased gas, contracted gas storage and storage transportation charges. The Energy Utilities record any under-recovery or over-recovery as a current asset or current liability until such time it is billed or refunded to customers. The gas cost adjustment factor for Northern Indiana is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. The gas cost adjustment factor for each of Kokomo Gas and NIFL is subject to semi-annual hearings by the Commission and remains in effect for a six-month period. If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month or six-month period will be included in a future filing. The Northern Indiana gas cost adjustment factor includes a gas cost incentive mechanism (GCIM) which allows Northern Indiana to share any cost savings or cost increases with customers based on a comparison of Northern Indiana's actual gas supply portfolio costs to a market based benchmark price. See note 6, FERC Order No. 636 for a discussion of gas transition cost charges.

      Natural Gas in Storage. Northern Indiana's natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in June 1998 and December 1997 the estimated replacement cost of gas in storage (current and non-current) at June 30, 1998 and December 31, 1997 exceeded the stated LIFO cost by approximately $41 million and $42 million, respectively. Certain other subsidiaries of Industries have natural gas in storage valued at average cost.

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

      Industries uses commodity futures contracts, options and swaps to hedge the impact of natural gas price fluctuations related to its business activities, including price risk related to the physical location of the natural gas (basis risk). As of June 30, 1998, Industries had open derivative financial instruments representing hedges of natural gas sales of 13.0 billion cubic feet (Bcf), natural gas purchases of 24.2 Bcf and net basis differentials of 23.8 Bcf. The net deferred loss on these derivative financial instruments as of June 30, 1998 was not material.

      Industries utilizes options to hedge price risk associated with a portion of its fixed price purchase and sale commitments related to electricity. The deferred premiums on these options as of June 30, 1998 were not material.

     Impact of Accounting Standards. During June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that a company recognize those items as assets or liabilities in the balance sheet and measure them at fair value. This Statement generally provides for matching of the timing of gain or loss recognition of derivatives instruments designated as a hedge with the recognition of changes in the fair value of the hedged asset or liability through earnings. This Statement also provides that the effective portion of a hedging instrument's gain or loss on a forecasted transaction be initially reported in other comprehensive income and subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Industries expects to adopt this Statement on January 1, 2000, and is currently assessing the impact of adoption on its financial position and results of operations.


      Regulatory Assets. The Utilities' operations are subject to the regulation of the Commission and, in the case of the Energy Utilities, the FERC. Accordingly, the Utilities' accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The Utilities monitor changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of their operations. As of June 30, 1998 and December 31, 1997, the regulatory assets identified below represent probable future revenue to the Utilities associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of the Utilities'
operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:

                                                           June 30,    December 31,
(In thousands)                                              1998           1997
                                                         ==========     ==========
Unamortized reacquisition premium on
 debt (Note 19)                                          $   44,990     $   46,748
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges and deferred
  depreciation (See below)                                   64,437         66,546
Bailly scrubber carrying charges and
 deferred depreciation (See below)                            9,413          9,880
Deferred SFAS No. 106 expense not
 recovered (Note 10)                                         84,706         87,653
FERC Order No. 636 transition costs (Note 6)                 23,985         28,744
Regulatory income tax asset, net  (Note 8)                    7,141          6,941
Other                                                         4,172          4,261
                                                         ----------     ----------
                                                            238,844        250,773
Less: Current portion of regulatory assets                   34,501         39,260
                                                         ----------     ----------
                                                         $  204,343     $  211,513
                                                         ==========     ==========

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

      Foreign Currency Translation. Translation gains or losses are based upon the end-of-period exchange rate and are recorded as a separate component of other comprehensive income reflected in the Consolidated Statement of Shareholders' Equity.

      Investments in Real Estate. Development invests in a series of affordable housing projects within the Utilities' service territories. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Development accounts for these investments using the equity method. Investments, at equity, include $35.1 million and $30.1 million relating to affordable housing projects at June 30, 1998 and December 31, 1997, respectively.

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

(4) Purchase of Bay State Gas Company: On December 18, 1997, Industries and Bay State Gas Company (Bay State) signed a definitive merger agreement under which Industries will acquire all of the common stock of Bay State in a stock-for-stock transaction valued at $40 per Bay State share. The transaction is valued at approximately $551 million. Bay State shareholders will have the option of taking up to 50 percent of the total purchase price in cash. Consummation of the merger is subject to certain closing conditions, including the approval by the Securities and Exchange Commission, FERC and state regulatory agencies in Massachusetts, New Hampshire and Maine. The shareholders of Bay State approved the merger on May 27, 1998, and the state regulatory agencies in New Hampshire and Maine have also approved the merger. The transaction is expected to be completed in late 1998.

     Bay State, one of the largest natural gas utilities in New England, provides natural gas distribution service to more than 300,000 customers in Massachusetts, New Hampshire and Maine. The combined company will be one of the 10 largest natural gas distribution systems in the nation, servicing more than 1 million gas customers. In addition, Industries and Bay State have entered into joint marketing agreements to expand the operation of Bay State's non-regulated energy service companies.

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

(6) FERC Order No. 636: Since December 1993, the Energy Utilities have paid approximately $140.5 million of interstate pipeline transition costs to pipeline suppliers to reflect the impact of FERC Order No. 636. The Energy Utilities expect that additional transition costs will not be significant. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(7) Environmental Matters: The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. The Utilities intend to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of approximately $17 million to cover probable corrective actions as of June 30, 1998; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Industries.

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

     On October 10, 1997, and supplemented on May 11, 1998, the EPA proposed a rule under the nonattainment provisions of the CAAA to reduce emissions transported across state boundaries that allegedly are contributing to nonattainment of the one hour ozone standard in downwind states. Because NOx, along with other factors, contributes to ozone formation, the EPA proposed significant NOx reductions for 22 states, including Indiana, to address the ozone transport issue. These proposals, and any resulting NOx emission limitations, arise under different provisions of the CAAA than the Acid Rain NOx program and can result in additional, more restrictive emission limitations than are imposed under the Acid Rain Program. The EPA has encouraged states to achieve the reductions by requiring controls on electric utilities and large boilers. Northern Indiana is evaluating the EPA's proposal and evaluating potential requirements that could result from any final rule.

     The EPA issued final rules on July 18, 1997, revising the National Ambient Air Quality Standards for ozone and particulate matter. The revised standards begin a regulatory process that may lead to reductions in particulate, NOx emissions and possibly sulfur dioxide emissions from many sources including Northern Indiana's coal-fired boilers at its generating stations, beyond current CAAA requirements. Northern Indiana cannot predict the costs of complying with future control requirements to meet these new standards. Northern Indiana will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new standards on its operations will not be known for some time.

     The EPA has notified Northern Indiana that it is a Apotentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation, analysis and remediation. At each of the sites, Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA, will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the sites and avoid the imposition of fines or added costs.

     In December 1997, at the Summit on Climate Change in Kyoto, Japan, 159 nations formally agreed to targets reducing worldwide levels of greenhouse gases. If the U.S. Senate ratifies the agreement, the Kyoto Protocol would impose an obligation on the United States to reduce its emissions of greenhouse gas to a level seven percent below 1990 levels during the period of 2008 to 2012. The impact of this agreement on Northern Indiana is uncertain. Northern Indiana, as a charter member of the Department of Energy's Climate Challenge Program, the electric industries' voluntary reduction effort, has already implemented over 21 projects to voluntarily reduce greenhouse gas emissions. Northern Indiana continues to investigate methods to address reduction in carbon dioxide emissions and will monitor the development of U. S. climate change policy.

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

     The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental and media attention. Recently, researchers from the National Cancer Institute and the Childhood Cancer Group reported they found no evidence that magnetic fields in homes increase the risk of childhood leukemia. This study follows an EMF report released in 1997 by the U.S. National Research Council of the National Academy of Sciences, which concluded, after examining more than 500 EMF studies spanning 17 years, that, among other things, there was insufficient evidence to consider EMF a threat to human health. A new report in June 1998 from a National Institutes of Health panel accepted the position that EMF should be regarded as a "possible human carcinogen". Further panel comments also stated that the risk "is possibly quite small compared to many other public health risks."

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

     The components of the net deferred income tax liability at June 30, 1998 and December 31, 1997, are as follows:

                                                  June 30,   December 31,
(In thousands)                                      1998         1997
                                                 =========    =========
Deferred tax liabilities -
 Accelerated depreciation and other
    property differences                         $ 785,694    $ 779,223
 AFUDC-equity                                       34,067       35,282
 Adjustment clauses                                  9,937       35,253
 Other regulatory assets                            30,800       31,862
 Reacquisition premium on debt                      17,647       18,335

Deferred tax assets -
 Deferred investment tax credits                   (38,622)     (40,017)
 Removal costs                                    (150,307)    (144,111)
 Other postretirement/postemployment benefits      (47,933)     (45,298)
 Other, net                                        (19,266)      (3,069)
                                                 ---------    ---------
                                                   622,017      667,460
Less: Deferred income taxes related to current
         assets and liabilities                    (14,084)      15,645
                                                 ---------    ---------
Deferred income taxes -noncurrent                $ 636,101    $ 651,815
                                                 =========    =========

      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                            Three Months               Six Months              Twelve Months
                                           Ended June 30,            Ended June 30,            Ended June 30,
                                       ----------------------    ----------------------    ----------------------
(In thousands)                            1998         1997         1998         1997         1998         1997
                                       =========    =========    =========    =========    =========    =========
Current income taxes -
 Federal                               $  25,994    $  33,940    $  81,911    $  80,273    $  99,764    $ 120,506

 State                                     3,861        5,058       12,148       11,950       17,271       18,279

                                       ---------    ---------    ---------    ---------    ---------    ---------
                                          29,855       38,998       94,059       92,223      117,035      138,785
                                       ---------    ---------    ---------    ---------    ---------    ---------
Deferred income taxes, net -
 Federal                                 (11,694)     (19,222)     (39,500)     (30,654)     (10,618)     (22,655)

 State                                      (916)      (1,530)      (3,150)      (2,441)        (586)      (1,656)
                                       ---------    ---------    ---------    ---------    ---------    ---------
                                         (12,610)     (20,752)     (42,650)     (33,095)     (11,204)     (24,311)
                                       ---------    ---------    ---------    ---------    ---------    ---------
Deferred investment tax credits, net      (1,821)      (1,833)      (3,642)      (3,635)      (7,383)
                                                                                                           (7,704)
                                       ---------    ---------    ---------    ---------    ---------    ---------
   Total income taxes                  $  15,424    $  16,413    $  47,767    $  55,493    $  98,448    $ 106,770
                                       =========    =========    =========    =========    =========    =========

      A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                                           Three Months               Six Months              Twelve Months
                                                          Ended June 30,            Ended June 30,            Ended June 30,
                                                      ----------------------    ----------------------    ----------------------
(In thousands)                                           1998         1997         1998         1997         1998         1997
                                                      =========    =========    =========    =========    =========    =========
Net income                                            $  29,445    $  28,236    $  90,167    $  99,074    $ 181,942    $ 184,893
Add-Income taxes                                         15,424       16,413       47,767       55,493       98,448      106,770
 Dividend requirements on
  preferred stocks of subsidiaries                        2,128        2,179        4,295        4,346        8,640        8,681
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Income before preferred dividend
  requirements of subsidiaries and
  income taxes                                        $  46,997    $  46,828    $ 142,229    $ 158,913    $ 289,030    $ 300,344
                                                      =========    =========    =========    =========    =========    =========
Amount derived by multiplying
   pre-tax  income by the
    statutory rate                                    $  16,449    $  16,390    $  49,780    $  55,620    $ 101,161    $ 105,120

Reconciling items multiplied by the statutory rate:
    Book depreciation over
     related tax depreciation                               998        1,044        1,996        2,088        3,980        4,696
    Amortization of deferred
     investment tax credits                              (1,821)      (1,833)      (3,642)      (3,635)      (7,383)      (7,704)
   State income taxes, net of
     federal income tax benefit                           1,594        1,758        4,746        5,327       10,640       10,225
    Reversal of deferred taxes
      provided at rates in excess
      of the current federal
      income tax rate                                    (1,271)      (1,518)      (2,542)      (3,036)      (3,569)      (6,861)
     Low-income housing
      credits                                              (960)        (764)      (1,920)      (1,528)      (3,448)      (1,009)
     Nondeductible amounts
       related to amortization of
       intangible assets and plant
       acquisition adjustments                              629          515        1,258          611        2,287          804
     Other, net                                            (194)         821       (1,909)          46       (5,220)       1,499
                                                      ---------    ---------    ---------    ---------    ---------    ---------
        Total income taxes                            $  15,424    $  16,413    $  47,767    $  55,493    $  98,448    $ 106,770
                                                      =========    =========    =========    =========    =========    =========


(9) Pension Plans: Industries and its subsidiaries have four noncontributory, defined benefit retirement plans covering the majority of their employees. Benefits under the plans reflect the employees' compensation, years of service and age at retirement.

     The change in the benefit obligation for 1997 and 1996 is as follows:

(In thousands)                                              1997         1996
                                                         =========    =========
Benefit obligation at beginning of year (January 1,) $     743,634    $ 759,557
Service cost                                                14,714       16,300
Interest cost                                               57,938       53,477
Plan amendments                                             25,096            0
Actuarial (gain) loss                                       73,818      (39,024)
Acquisition of IWCR                                         15,722            0
Benefits paid                                              (55,166)     (46,676)
                                                         ---------    ---------
Benefit obligation at end of the year (December 31,)$      875,756    $ 743,634
                                                         =========    =========

     The change in the fair value of the plans' assets for the years 1997 and 1996 is as follows:

(In thousands)                                    1997         1996
                                                ========     ========
Fair value of plan assets at beginning of
      year (January 1,)                        $ 790,978    $ 705,541
Actual return on plans' assets                   126,695       87,407
Employer contributions                            46,440       44,706
Acquisition of IWCR                               15,910            0
Benefits paid                                    (55,166)     (46,676)
                                               ---------    ---------
Plan assets at fair value at end of the year
     (December 31,)                            $ 924,857    $ 790,978
                                               =========    =========

     The plans' assets are invested primarily in common stocks, bonds and notes.

     The plans' funded status as of January 1, 1998 and January 1, 1997 is as follows:

                                              January 1,  January 1,
(In thousands)                                   1998        1997
                                               ========    ========
Plan assets in excess of  benefit obligation   $ 49,101    $ 47,344
Unrecognized net actuarial loss                 (46,960)    (66,976)
Unrecognized prior service cost                  47,114      25,172
Unrecognized transition amount                   32,107      38,062
                                               --------    --------
Prepaid pension costs                          $ 81,362    $ 43,602
                                               ========    ========

      The benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula which considers expected future salary increases. Discount rates of 7.00% and 7.75% and rates of increase in compensation levels of 4.5% and 5.5% were used to determine the benefit obligation at January 1, 1998 and 1997, respectively. The increase in the benefit obligation at January 1, 1998 was impacted by the decrease in the discount rate from 7.75% to 7.00%. Prepaid pension costs were $98.4 million as of June 30, 1998.

      The following items are the components of provisions for pensions for the three-month, six-month and twelve-month periods ended June 30, 1998 and June 30, 1997:

                                             Three Months               Six Months             Twelve Months
                                            Ended June 30,            Ended June 30,           Ended June 30,
                                        ----------------------    ---------------------    -----------------------
(In thousands)                             1998         1997         1998         1997         1998         1997
                                        =========    =========    =========    =========    =========    =========
Service costs                           $   6,518    $   4,809    $  13,036    $   9,382    $  18,104    $  15,094
Interest costs                             21,784       16,816       43,568       33,352       67,804       54,700
Expected return on plan assets            (29,253)     (20,977)     (58,506)     (41,480)    (143,272)     (66,928)
Amortization of transition obligation        ,833        1,765        3,666        3,353        6,531        5,512
Amortization of prior service costs         2,092          950        4,183        1,900       58,942        2,954
                                        ---------    ---------    ---------    ---------    ---------    ---------
                                        $   2,974    $   3,363    $   5,947    $   6,507    $   8,109    $  11,332
                                        =========    =========    =========    =========    =========    =========

     Assumptions used in the valuation and determination of 1998 and 1997 pension expense were as follows:

                                            1998           1997
                                           ======         ======
Discount rate                               7.00%          7.75%
Rate of increase in compensation levels     4.50%          5.50%
Expected long-term rate of return on assets 9.00%          9.00%

     The plans' assets are invested primarily in common stocks, bonds, and notes. On July 9, 1998, a substantial portion of the plans' domestic equity investments were hedged against significant movements in the S&P 500 Index.
The hedge will expire on December 31, 1998.

      IWCR participates in several industry-wide, multi-employer pension plans for certain of its union employees at Miller. These plans provide for monthly benefits based on length of service. Specified amounts per compensated hour for each employee are contributed to the trustees of these plans. Contributions of $0.5 million, $0.8 million and $1.9 million were made to these plans for the three-month, six-month and twelve-month periods ended June 30, 1998, respectively. The relative position of each employer participating in these plans with respect to the actuarial present value of accumulated plan benefits and net assets available for benefits is not available.

(10) Postretirement Benefits: Industries provides certain health care and life insurance benefits for retired employees. The majority of Industries' employees may become eligible for those benefits if they reach retirement age while working for Industries. The expected cost of such benefits is accrued during the employees' years of service.

      Northern Indiana's rate-making had historically included the cost of providing these benefits based on the related insurance premiums. On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate-making purposes consistent with SFAS No. 106 AEmployers' Accounting for Postretirement Benefits Other Than Pensions," and
authorized the deferral of the differences between the net periodic postretirement benefit costs and the insurance premiums paid for such benefits as a regulatory asset. On June 11, 1997, the Commission issued an order approving the inclusion of accrual-based postretirement benefit costs in the rate-making process to be effective February 1, 1997 for electric rates and March 1, 1997 for gas rates. These costs include an amortization of the existing regulatory asset consistent with the remaining amortization period for the transition obligation. Northern Indiana discontinued its cost deferral and began amortizing its regulatory asset concurrent with these dates.

      IWC's current rates include postretirement benefit costs on an accrual basis, including amortization of the regulatory asset that arose prior to inclusion of these costs in the rates. IWC currently remits to a grantor trust amounts collected in rates.

      The following table sets forth the change in the plans' accumulated postretirement benefit obligation (APBO) for the years 1997 and 1996:

(In thousands)                                     1997         1996
                                                =========    =========
Accumulated postretirement benefit obligation
   at beginning of year  (January 1,)           $ 200,790    $ 257,915
Service cost                                        5,034        7,352
Interest cost                                      16,215       18,310
Plan amendments                                     4,015      (10,482)
Actuarial (gain)                                  (10,242)     (65,718)
Acquisition of IWCR                                18,505            0
Benefits paid                                     (10,409)      (6,587)
                                                ---------    ---------
Accumulated postretirement benefit obligation
   at end of the year  (December 31,)           $ 223,908    $ 200,790
                                                =========    =========

     The change in the fair value of the plans' assets for the years 1997 and 1996 is as follows:

(In thousands)                               1997        1996
                                         ========    ========
Fair value of plan assets at beginning
     of year (January 1,)                $      0    $      0
Employer contributions                     12,809       6,587
Benefits paid                             (10,409)     (6,587)
                                         --------    --------
Plan assets at fair value at end
     of the year (December 31,)          $  2,400    $      0
                                         ========    ========

     Following is the funded status for postretirement benefits as of January 1, 1998 and January 1, 1997:

                                                January 1,   January 1,
(In thousands)                                     1998         1997
                                                =========    =========
Funded status                                   $(221,508)   $(200,790)
Unrecognized net actuarial gain                   (99,117)     (89,547)
Unrecognized prior service cost                     4,195            0
Unrecognized transition amount                    176,464      175,012
                                                ---------    ---------
Accrued liability for postretirement benefits   $(139,966)   $ 115,325)
                                                =========    =========

     A discount rate of 7.00%, a pre-Medicare medical trend rate of 8% declining to a long-term rate of 5%, a discount rate of 7.75% and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%, were used to determine the APBO at January 1, 1998 and 1997, respectively. The increase in the APBO at January 1, 1998 was `primarily attributable to the inclusion of IWCR's APBO and the decrease in the discount rate from 7.75% to 7.00%. The accrued liability for postretirement benefits was $143.5 million at June 30, 1998.

      Net periodic postretirement benefits costs, before consideration of the rate-making discussed previously, for the three-month, six-month and twelve-month periods ended June 30, 1998 and June 30, 1997 include the following components:

                                             Three Months            Six Months            Twelve Months
                                           Ended June 30,          Ended June 30,          Ended June 30,
                                        --------------------    --------------------    --------------------
 (In thousands)                             1998        1997        1998        1997        1998        1997
                                        ========    ========    ========    ========    ========    ========
Service costs                           $  1,487    $  1,589    $  2,674    $  3,049    $  4,529    $  7,161
Interest costs                             4,073       4,798       8,146       9,258      14,766      17,410
Expected return on plan assets               (50)          0        (100)          0        (100)          0
Amortization of transition obligation      2,930       2,970       5,859       5,734      11,683      11,137
Amortization of prior service cost            75           0         150           0         429           0
Amortization of (gain) loss               (1,393)     (2,786)     (6,608)     (1,411)
                                        --------    --------    --------    --------    --------    --------
                                        $  7,122    $  8,343    $ 13,943    $ 16,019    $ 24,699    $ 34,297
                                        ========    ========    ========    ========    ========    ========

     Assumptions used in the determination of 1998 and 1997 net periodic postretirement benefit costs were as follows:

                                                1998       1997
                                              =======    =======
Discount rate                                   7.00%      7.75%
Rate of increase in compensation levels         4.50%      5.50%

     The pre-Medicare medical trend rates used for 1998 and 1997 were 8% declining to a long-term rate of 5% and 9% declining to a long-term rate of 6%, respectively. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1998 by approximately $27.1 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $0.8 million and $1.5 million for the three-month and six-month periods ended June 30, 1998. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the accumulated postretirement benefit obligation at January 1, 1998 by approximately $22.2 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $0.6 million and $1.2 million for the three-month and six-month periods ended June 30, 1998. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.


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


(12)  Preferred  Stocks,   Redeemable  Solely  at  the  Option  of  the  Issuer,
Outstanding at June 30, 1998 and December 31, 1997 :

                                                                                           Redemption
                                                                                            Price at
                                                       June 30,        December 31,         June 30,
 (Dollars in thousands)                                 1998              1997               1998
                                                     ===========       ===========        ===========
Northern Indiana Public Service Company:
 Cumulative  preferred  stock - $100 par  value -
  4-1/4% series- 209,057 and 209,118 shares
      outstanding,  respectively                        $ 20,906          $ 20,912            $101.20
  4-1/2% series-  79,996 shares outstanding                8,000             8,000            $100.00
  4.22% series - 106,198 shares outstanding               10,620            10,620            $101.60
  4.88% series - 100,000 shares outstanding               10,000            10,000            $102.00
  7.44% series -  41,890 shares outstanding                4,189             4,189            $101.00
  7.50% series -  34,842 shares outstanding                3,484             3,484            $101.00
  Premium on preferred stock                                 254               254                N/A


 Cumulative preferred stock -
  no par value -
   Adjustable  rate  (6.00% at June 30,  1998),
    Series A (stated  value $50 per share) 473,285
    shares outstanding                                    23,664            23,664            $ 50.00


Indianapolis Water Company:
 Cumulative  preferred stock - $100 par value -
  Rates ranging from 4.00% to 5.00%, 44,966
   shares outstanding                                      4,497             4,497            $100 - $105
                                                     -----------       -----------
                                                     $    85,614       $    85,620
                                                     ===========       ===========

     During the period July 1, 1996 to June 30, 1998, there were no additional issuances of the above preferred stocks.


      The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of the issuer at the redemption prices shown.

(13) Redeemable Preferred Stocks Outstanding at June 30, 1998 and December 31, 1997 : Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of issuer, excluding sinking fund payments due within one year are as follows:

                                                         June 30,     December 31,
(Dollars in thousands)                                    1998            1997
                                                       ===========    ===========
Northern Indiana Public Service Company:
 Cumulative  preferred stock -$100 par value -
   8.85% series  - 50,000 and 62,500 shares
      outstanding, respectively                        $     5,000    $     6,250
   7-3/4% series - 38,906 shares outstanding                 3,891          3,891
   8.35% series  - 57,000 shares outstanding                 5,700          5,700

 Cumulative preferred stock -no par value -
   6.50% series - 430,000 shares outstanding                43,000         43,000
                                                 ----------------------------------
                                                       $    57,591    $    58,841
                                                       ===========    ===========

      The redemption prices at June 30, 1998, as well as sinking fund provisions for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

                                                               Sinking Fund or
  Series              Redemption Price Per Share         Mandatory Redemption Provisions
==========            ==========================         ======================================
Cumulative preferred stock -$100 par value -
     8.85%            $101.11, reduced periodically      12,500 shares on or before April 1.

     8.35%            $103.69, reduced periodically      3,000 shares on or before July 1; increasing
                                                         to 6,000 shares beginning in 2004; noncumulative
                                                         option to double amount each year.

    7-3/4%            $104.23, reduced periodically      2,777 shareson or before  December 1;
                                                       noncumulative option to double amount each year.

Cumulative preferred stock -no par value -
     6.50%            $100.00 on October 14, 2002        430,000 shares on October 14, 2002.

      Sinking fund requirements with respect to redeemable preferred stocks outstanding at June 30, 1998 for each of the twelve-month periods subsequent to June 30, 1999 are as follows:

Twelve Months Ended June 30,*
==============================
2000                $1,827,700
2001                $1,827,700
2002                $1,827,700
2003                $1,827,700

* Table does not reflect redemptions made after June 30, 1998.

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

(15) Common Share Dividend: During the next few years, Industries expects that the majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At June 30, 1998, Northern Indiana had approximately $152.7 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

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

The net income, preferred dividends and shares used to compute basic and diluted earnings per share is presented in the following table:

                                                   Three Months                 Six Months               Twelve Months
                                                  Ended June 30,              Ended  June 30,            Ended June 30,
                                             ------------------------    ------------------------   ------------------------
(Dollars in thousands, except per share amounts) 1998         1997           1998         1997           1998         1997
-----------------------------------------------------------------------------------------------------------------------------
Basic
Weighted Average Number of Shares:
  Average Common Shares Outstanding          122,180,915  125,655,240    123,022,091  122,404,026    124,156,903  121,935,166
                                             ===========  ===========    ===========  ===========    ===========  ===========
Net Income to be Used to Compute Basic Earnings per Share:
Net Income                                    $   29,445   $   28,236     $   90,167   $   99,074     $  181,942   $  184,893
                                              ----------   ----------     ----------   ----------     ----------   ----------
Basic Earnings per Average Common Share       $     0.24   $     0.22     $     0.73   $     0.80     $     1.46   $     1.51
                                             ===========  ===========    ===========  ===========    ===========  ===========
Diluted
Weighted Average Number of Shares:
  Average Common Shares Outstanding          122,180,915  125,655,240    123,022,091  122,404,026    124,156,903  121,935,166
  Dilutive effect for Nonqualified
       Stock Options                             456,722      349,514        493,845      346,256        460,905      351,628
                                              ----------   ----------     ----------   ----------     ----------   ----------
Weighted Average Shares                      122,637,637  126,004,754    123,515,936  122,750,282    124,617,808  122,286,794
                                             ===========  ===========    ===========  ===========    ===========  ===========

Net Income to be Used to Compute Diluted Earnings per Share:
Net Income                                   $    29,445  $    28,236    $    90,167  $    99,074    $   181,942  $   184,893
                                             -----------  -----------    -----------  -----------    -----------  -----------
Diluted Earnings per Average Common Share    $      0.24  $      0.22    $      0.73  $      0.80    $      1.46  $      1.51
                                             ===========  ===========    ===========  ===========    ===========  ===========


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

      Common Share Repurchases. The Board has authorized the repurchase of Industries' common shares. At June 30, 1998, Industries had purchased approximately 47.7 million shares since 1989 at an average price of $15.14 per share. Approximately 14.4 million additional common shares may be repurchased under the Board's authorization.

(18) Long-Term Incentive Plan: Industries has two long-term incentive plans for key management employees that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 5.0 million of Industries' common shares to key employees through 1998 and 2004, respectively. At June 30, 1998, there were 3,847,500 shares reserved for future awards under the 1994 Plan. The 1994 Plan permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at June 30, 1998. Under this Plan, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries' common shares or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1997 and 1998 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 534,666 and 542,666 restricted shares outstanding at June 30, 1998 and December 31, 1997, respectively.

      The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 200,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares, which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of June 30, 1998, 71,500 shares had been issued under the Plan.

      Industries accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against income for restricted stock awards was $0.9, $1.4 and $2.5 million for the three-month, six-month and twelve-month periods ending June 30, 1998, respectively. Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Industries' net income and earnings per share would have been reduced to the following pro forma amounts:

                                  Three Months               Six Months            Twelve Months
                                 Ended June 30,            Ended June 30,          Ended June 30,
                              -------------------       -------------------      -------------------
                                1998       1997           1998       1997         1998       1997
                              ========   ========       ========   ========     ========   ========
                                       (Dollars   in   thousands,   except  pershare data)
Net Income:
   As reported                $ 29,445   $ 28,236       $ 90,167   $ 99,074     $181,942   $184,893
   Pro forma                    29,230     28,029         89,739     98,660      181,088    184,106

Earnings Per Average Common Share:
 Basic:
   As reported                $   0.24   $   0.22       $   0.73   $   0.80     $   1.46   $   1.51
   Pro forma                      0.23       0.22           0.72       0.80         1.45       1.50
 Diluted:
   As reported                $   0.24   $   0.22       $   0.73   $   0.80     $   1.46   $   1.51
   Pro forma                      0.23       0.22           0.72       0.80         1.45       1.50

      The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month, six-month and twelve-month periods ended June 30, 1998 and June 30, 1997: risk-free interest rate of 6.29% and 6.39%, respectively; expected dividend yield per share of $0.87 and $0.84, respectively; expected option term of five and one-quarter years and five years, respectively; and expected volatilities of 12.7% and 13.2%, respectively.

      Changes in outstanding shares under option and SARs for the three-month, six-month and twelve-month periods ended June 30, 1998 and June 30, 1997 are as follows:

                                                  NONQUALIFIED STOCK OPTIONS

                                       --------------------------------------------
                                                    Weighted               Weighted
                                                     Average                Average
                                                     Option                 Option
Three Months Ended June 30,               1998        Price        1997      Price
============================            ========     =======     ========   =======
Balance, beginning of period           2,326,600     $ 16.73    2,284,100   $ 15.33
 Granted                                       0                        0
 Exercised                               112,800       15.45       88,700     14.12
 Canceled                                 10,000       20.64
                                       ---------                ---------
Balance, end of period                 2,203,800       16.78    2,195,400     15.38
                                        ========                 ========
Shares exercisable                     1,693,200       15.61    1,670,500     14.27
                                        ========                 ========





                                                  NONQUALIFIED STOCK OPTIONS

                                       --------------------------------------------
                                                    Weighted               Weighted
                                                     Average                Average
                                                     Option                 Option
Six Months Ended June 30,                 1998        Price        1997      Price
============================            ========     =======     ========   =======
Balance, beginning of period           2,535,400     $ 16.41    2,360,900   $ 15.33
 Granted                                       0                        0
 Exercised                               313,600       13.59      141,800     14.08
 Canceled                                 18,000       20.64       23,700     18.91
                                       ---------                ---------
Balance, end of period                 2,203,800       16.78    2,195,400     15.38
                                        ========                 ========
Shares exercisable                     1,693,200       15.61    1,670,500     14.27
                                        ========                 ========



                                                  NONQUALIFIED STOCK OPTIONS

                                       --------------------------------------------
                                                    Weighted               Weighted
                                                     Average                Average
                                                     Option                 Option
Twelve Months Ended June 30,              1998        Price        1997      Price
============================            ========     =======     ========   =======
Balance, beginning of period           2,195,400     $ 15.38    2,092,000   $ 14.36
 Granted                                 533,600       20.64      556,600     18.91
 Exercised                               502,200       14.57      417,700     14.74
 Canceled                                 23,000       20.64       35,500     18.55
                                       ---------                ---------
Balance, end of period                 2,203,800       16.78    2,195,400     15.38
                                        ========                 ========
Shares exercisable                     1,693,200       15.61    1,670,500     14.27
                                        ========                 ========
Weighted average fair value
 of options granted                     $   2.66                 $   2.50
                                        ========                 ========


                                            NONQUALIFIED STOCK OPTIONS WITH SARs

                                       --------------------------------------------
                                                     Option                 Option
Three Months Ended June 30,               1998        Price        1997      Price
============================            ========     =======     ========   =======
Balance, beginning of period              11,200     $  5.47       11,200   $  5.47
 Exercised                                11,200     $  5.47            0
                                       ---------                ---------
Balance, end of period                         0                   11,200      5.47
                                        ========                 ========
Shares exercisable                             0                   11,200      5.47
                                        ========                 ========




                                            NONQUALIFIED STOCK OPTIONS WITH SARs

                                       --------------------------------------------
                                                     Option                   Option
Six Months Ended June 30,                 1998        Price        1997        Price
============================            ========     =======     ========   =======
Balance, beginning of period              11,200     $  5.47       11,200   $  5.47
 Exercised                                11,200     $  5.47            0
                                       ---------                ---------
Balance, end of period                         0                   11,200      5.47
                                        ========                 ========
Shares exercisable                             0                  11,200        5.47
                                        ========                 ========


                                            NONQUALIFIED STOCK OPTIONS WITH SARs
                                       --------------------------------------------
                                                     Option                  Option
Twelve Months Ended June 30,              1998        Price        1997       Price
============================            ========     =======     ========   =======
Balance, beginning of period              11,200     $  5.47       11,200   $  5.47
 Exercised                                11,200        5.47            0
                                       ---------                ---------
Balance, end of period                         0                   11,200      5.47
                                        ========                 ========
Shares exercisable                             0                   11,200      5.47
                                        ========                 ========

     The following table summarizes information about non-qualified stock options at June 30, 1998:

                                                    OPTIONS OUTSTANDING

                                       ------------------------------------------
                         Number       Weighted Average
   Range of          Outstanding at     Remaining        Weighted Average
  Option Price       June 30, 1998    Contractual Life     Option Price
==================    ===========        ===========       =============
$ 5.47 to $ 8.97           91,000         1.75 years             $  8.63
$11.47 to $15.16          566,400         4.92 years              $13.37
$16.22 to $20.64        1,546,400         7.73 years              $18.51
------------------    -----------        -----------       -------------
$ 5.47 to $20.64        2,203,800         6.76 years              $16.78
                         ========

                                                    OPTIONS EXERCISABLE
                                       ------------------------------------------
                                 Number
   Range of                  Exercisable at       Weighted Average
  Option Price                June 30, 1998          Option Price
================             ==============        ==============
$ 5.47 to $ 8.97                     91,000               $  8.63
$11.47 to $15.16                    566,400                $13.37
$16.22 to $18.91                  1,035,800                $17.45
----------------             --------------               --------
$ 5.47 to $18.91                  1,693,200                $15.61
                             ==============

(19) Long-Term Debt: At June 30, 1998 and December 31, 1997, Industries' outstanding long-term debt, excluding amounts due within one year, issued and not retired or canceled was as follows:

                                                              June 30,       December 31,
(Dollars in thousands)                                          1998            1997
                                                             ==========     ==========
 Interest rates between 5.20% and 9.83% with a weighted
  average interest rate of 7.23% and various maturities
  between May 1, 2001 and September 1, 2025                  $  187,100     $  187,100

Pollution control notes and bonds-
 Interest rates between 3.60% and 5.70% with a weighted
  average interest rate of 3.85% and various maturities
  between October 1, 2003 and April 1, 2019                     241,000        241,000

Medium-term notes -
 Interest rates between 6.10% and 7.99% with a weighted
  average interest rate of 7.19% and various maturities
  between March 20, 2000 and August 4, 2027                   1,048,025      1,048,025

Subordinated Debentures -
  7-3/4%, due March 31, 2026                                     75,000         75,000

Senior Notes Payable -
  6.78%, due December 1, 2027                                    75,000         75,000

Notes payable -
 Interest rates between 6.31% and 9.00% with a weighted
  average interest rate of 7.44% and various maturities
  between August 31, 1999 and January 1, 2008                    42,918         40,229

Variable bank loan -
  6.66% -due August, 2003                                        5,600           5,600

Unamortized premium and discount on long-term debt, net         (3,791)         (4,029)
                                                             ---------      ----------
    Total long-term debt, excluding amounts due in one year  $,670,852      $1,667,925
                                                             =========      ==========

      The sinking fund requirements of long-term debt outstanding at June 30, 1998 (including the maturity of Northern Indiana's first mortgage bonds: Series T, 7.50%, due April 1, 2002; Northern Indiana's medium-term notes due from March 20, 2000 to April 21, 2003; NDC Douglas Properties, Inc.'s notes payable due August 15, 1999 through April 1, 2003; IWC's first mortgage bonds: Series 5.20%, due May 1, 2001 and Series 8.00%, due December 15, 2001; and IWCR's senior notes payable, due March 15, 2001), for each of the twelve-month periods subsequent to June 30, 1999 are as follows:

Twelve Months Ended June 30,
=================================
2000                $ 163,664,194
2001                   34,722,639
2002                   82,487,340
2003                   64,128,954


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

       On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217.7 million of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of June 30, 1998, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

       IWC's first mortgage bonds are secured by its utility plant. Provisions of trust indentures related to the 8% Series Bonds require annual sinking fund or improvement fund payments amounting to 1/2% of the maximum aggregate amount outstanding. As permitted, this requirement has been satisfied by substituting a portion of permanent additions to utility plant.

     On July 15, 1998, IWC issued Refunding Revenue Bonds, Series 1998 in the aggregate principal amount of $40 million. The proceeds form the Series 1998 Bonds are to be used to redeem the City of Indianapolis, Indiana 7-7/8% Economic Development Water Facilities Revenue Bonds and the Town of Fishers, Indiana 7-7/8% Economic Development Water Facilities Revenue Bonds. The Series 1998 bonds will bear interest from July 15, 1998, at the rate of 5.05% per annum and will mature on July 15, 2028.

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

      The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of Industries, other than the assets of Northern Indiana, reflected in the consolidated financial statements of Industries, was approximately $1.2 billion at June 30, 1998.

(20) Current Portion of Long-Term Debt: At June 30, 1998 and December 31, 1997, Industries' current portion of long-term debt due within one year was as follows:


                                                            June 30,         December 31,
(Dollars in thousands)                                       1998                1997
                                                         ===========         ==========
First Mortgage Bonds                                     $    14,509         $   14,509

Medium-term notes -
  Interest rates of 5.83% and 5.95% with a weighted
   average interest rate of 5.86% and various
   maturities between April 6, 1998 and April 13, 1998             0             35,000

Notes payable -
Interest rates of 6.72% and 9.00% with a weighted
   average interest rate of 7.87% and various
   maturities between August 15, 1998 and January 29, 1999     4,724              3,612

Sinking funds due within one year                              1,500              1,500
                                                         -----------       ------------
   Total current portion of long-term debt               $    20,733       $     54,621
                                                         ===========       ============

(21) Short-Term Borrowings: Northern Indiana and Capital Markets make use of commercial paper to fund short-term working capital requirements. As of June 30, 1998 and December 31, 1997, Northern Indiana had $71.1 million and $71.5 million of commercial paper outstanding, respectively. At June 30, 1998, the weighted average interest rate of commercial paper outstanding was 5.66%. As of June 30, 1998 and December 31, 1997, Capital Markets had $38.0 million and $17.0 million of commercial paper outstanding. At June 30, 1998, the weighted average interest rate of commercial paper outstanding was 5.86%.

     Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of June 30, 1998, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1999. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1998, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of June 30, 1998, there was $41.2 million outstanding under these lines of credit. At December 31, 1997, there was $47.5 million outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1998, there were no borrowings outstanding under this facility.

      Capital Markets has a $150 million revolving Credit Agreement, which will terminate August 19, 1999. This facility provides short-term financing flexibility to Industries and also serves as the back-up instrument for a commercial paper program. As of June 30, 1998, there were no borrowings outstanding under this agreement.

      Capital Markets also has $130 million of money market lines of credit. As of June 30, 1998 and December , 1997, $19.0 million and $20.1 million, respectively, were outstanding under these lines of credit.

      IWCR and its  subsidiaries  have lines of credit  with  banks  aggregating
$93.7 million. As of June 30, 1998 and December 31, 1997, $77.5 million and $48.9 million were outstanding under these lines of credit, respectively.

     At June 30, 1998 and December 31, 1997, Industries' short-term borrowings were as follows:

                                               June 30, December 31,
(In thousands)                                   1998       1997
                                               ========   ========
  Commercial paper                             $109,100   $ 88,500
  Notes payable                                 143,728    116,469
  Revolving loan facility                             0      7,670
                                               --------   --------
   Total short-term borrowings                 $252,828   $212,639
                                               ========   ========

(22) Operating Leases: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.4 million.

The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1998:

  Twelve Months Ended June 30,
==============================
(In thousands)
   1999               $ 15,452
   2000                 13,793
   2001                 13,471
   2002                 51,458
   2003                 10,532
   Later years          76,088
                      --------
Total minimum
   payments required  $180,794
                       =======

     The consolidated financial statements include rental expense for all operating leases as follows:

                                          June 30,  June 30,
(In thousands)                              1998      1997
                                          =======   =======
Three months ended                        $ 6,583   $ 2,292
Six months ended                           11,532     4,540
Twelve months ended                        15,831     8,937

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

      During the fourth quarter of 1995, Northern Indiana entered into a ten year agreement with IBM to perform all data center, application development and maintenance, and desktop management. Annual fees under the agreement are estimated at $20.6 million.

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

      CE has entered into a fifteen-year service agreement with Inland Steel and the Indiana Harbor Coke Company, LP (Harbor Coke), a subsidiary of Sun Company, Inc. This agreement provides that CE will utilize a new energy facility at Inland Steel's Indiana Harbor Works to scrub flue gases and recover waste heat from Harbor Coke's coke facility and produce process steam and electricity from the recovered heat which will be delivered to Inland Steel. CE has entered into a lease for the use of these facilities with a third party lessor. Capital Markets guarantees certain CE obligations relative to the lease. Construction of the project began in January 1997. The facility is now conducting startup operations with commercial operation being anticipated before December 31, 1998.

      Primary has advanced approximately $33 million and $107 million, at June 30, 1998 and December 31, 1997, respectively, to the lessors of the energy related projects discussed above. These net advances are included in "Other Receivables" in the Consolidated Balance Sheet and as a component of operating activities in the Consolidated Statement of Cash Flows.

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

     Investments: The fair value of the majority of investments is based on market prices for those or similar investments.

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

      The carrying values and estimated fair values of Industries' financial instruments (excluding derivatives) are as follows:

                                                   June 30, 1998           December 31, 1997
                                             -----------------------   -----------------------
                                              Carrying     Estimated    Carrying     Estimated
(In thousands)                                 Amount     Fair Value     Amount     Fair Value
                                             ==========   ==========   ==========   ==========
Cash and cash equivalents                    $   36,684   $   36,684   $   30,780   $   30,780
Investments                                      44,868       44,160       32,625       32,886
Long-term debt (including
 current portion)                             1,691,585    1,734,806    1,722,546    1,718,897
Preferred stock                                 144,777      136,896      146,289      139,814


      The  majority of the  long-term  debt relates to utility  operations.  The
Utilities are subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(26) Customer Concentrations: Industries' utility subsidiaries supply natural gas, electric energy and water. Natural gas and electric energy are supplied to the northern third of Indiana. The water utilities serve Indianapolis, Indiana and surrounding areas. Although the Energy Utilities have a diversified base of residential and commercial customers, a substantial portion of their electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 2% and 4% of gas revenue (including transportation services) and 15% and 21% of electric revenue for the twelve months ended June 30, 1998 and June 30, 1997, respectively.

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

     Industries has four reportable operating segments: Gas, Electric, Water and Gas Marketing. The Gas segment includes regulated gas utilities which provide natural gas distribution and transportation services. The Electric segment is comprised principally of Northern Indiana, a regulated electric utility, which generates, transmits and distributes electricity. In addition, the Electric segment includes a wholesale power marketing operation which markets wholesale power to other utilities and electric power marketers. The Water segment includes regulated water utilities which provide distribution of water supply to the public. The Gas Marketing segment provides natural gas marketing and sales to wholesale and industrial customers. The Other Products and Services category includes a variety of energy-related businesses, such as installation, repair and maintenance of underground pipelines; utility line locating and marking; transmission of natural gas through pipelines; the arrangement of energy-related projects for large energy-intensive facilities; and other energy-related products.

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


                                                                                      Other
(In thousands)                                                            Gas      Products
For the three months ended June 30, 1998  Gas     Electric      Water  Marketing  &Services  Adjustments   Total
-------------------------------------------------------------------------------------------------------------------
Operating revenues                 $  110,345   $  345,639   $ 20,857   $139,931 $   65,252   $ (29,616) $  652,408
Other Income (Deductions)          $      369   $       84   $    118   $    654 $    7,567   $  (9,723) $    (931)
Depreciation and amortization      $   18,808   $   38,956   $  1,874   $     51 $    3,901   $       53 $   63,643
Income before Interest and Other
   Charges and Income Taxes        $  (2,712)   $   77,018   $  6,966   $  2,022 $    6,723   $ (11,905) $   78,113
Assets                             $  890,340   $2,522,108   $585,706   $ 79,619 $1,367,838   $(631,609) $4,814,002

                                                                                      Other
 (In thousands)                                                            Gas     Products
For the three months ended June 30, 1997 Gas      Electric      Water  Marketing  &Services  Adjustments   Total
-------------------------------------------------------------------------------------------------------------------
Operating revenues                 $  121,010   $  271,657   $ 18,795   $81,587  $   62,370   $ (32,232) $  523,187
Other Income (Deductions)          $      146   $       44   $    456   $ 1,477  $    1,827   $     358  $    4,308
Depreciation and amortization      $   18,345   $   38,823   $  2,567   $   100  $    4,223   $     356  $   64,414
Income before Interest and Other
  Charges and Income Taxes         $    3,067   $   68,104   $  5,918   $ 2,726  $    1,172   $  (2,731) $   78,256
Assets                             $  917,942   $2,570,068   $531,972   $56,329  $1,218,763   $(438,727) $4,856,347


                                                                                      Other
 (In thousands)                                                            Gas     Products
For the six months ended June 30, 1998   Gas      Electric      Water  Marketing  &Services  Adjustments   Total
-------------------------------------------------------------------------------------------------------------------
Operating revenues                 $  353,080   $  669,473   $ 38,566  $314,797  $   119,098  $ (63,262) $1,431,752
Other Income (Deductions)          $      975   $      174   $    219  $  1,171  $    25,503  $ (20,525) $    7,517
Depreciation and amortization      $   37,522   $   77,724   $  3,690  $    117  $     7,758  $     106  $  126,917
Income before Interest and Other
   Charges and Income Taxes        $   46,015   $  150,778   $ 11,858  $  2,133  $    19,014  $ (26,126) $  203,674
Assets                             $  890,340   $2,522,108   $585,706  $ 79,619  $ 1,367,838  $(631,609) $4,814,002


                                                                                     Other
 (In thousands)                                                            Gas      Products
For the six months ended June 30, 1997  Gas      Electric      Water  Marketing  &Services  Adjustments   Total
-------------------------------------------------------------------------------------------------------------------
Operating revenues                 $  454,410   $  532,314   $  18,795  $170,373 $    87,710  $ (80,465) $1,183,137
Other Income (Deductions)          $      565   $      251   $     456  $  2,354 $    11,045  $    (960) $   13,711
Depreciation and amortization      $   36,203   $   77,104   $   2,567  $    114 $     6,363  $     408  $  122,759
Income before Interest and Other
  Charges and Income Taxes         $   62,102   $  138,003   $   5,918  $  6,180 $     9,367  $  (5,325) $  216,245
Assets                             $  917,942   $2,570,068   $ 531,972  $ 56,329 $ 1,218,763  $(438,727) $4,856,347


                                                                                     Other
 (In thousands)                                                            Gas      Products
For the twelve months ended June 30,1998 Gas      Electric      Water  Marketing  &Services  Adjustments   Total
-------------------------------------------------------------------------------------------------------------------
Operating revenues                 $  705,909   $1,323,490   $  80,514  $625,410 $   243,383  $(143,550) $2,835,156
Other Income (Deductions)          $    1,231   $      559   $   1,228  $  2,166 $    46,020  $ (41,630) $    9,574
Depreciation and amortization      $   74,166   $  154,465   $   7,245  $    235 $    14,731  $   3,121  $  253,962
Income before Interest and Other
  Charges and  Income Taxes        $   72,777   $  325,019   $  28,826  $  3,124 $    43,664  $ (59,659) $  413,751
Assets                             $  890,340   $2,522,108   $  585,706 $ 79,619 $ 1,367,838  $(631,609) $4,814,002

                                                                                     Other
 (In thousands)                                                            Gas      Products
For the twelve months ended June 30, 1997 Gas      Electric      Water  Marketing  &Services  Adjustments   Total
-------------------------------------------------------------------------------------------------------------------
Operating revenues                 $  805,463   $1,061,890   $  18,795  $285,140 $   140,655  $(155,020) $2,156,923
Other Income (Deductions)          $    1,025   $    1,041   $     456  $  3,786 $    18,893  $  (1,515) $   23,686
Depreciation and amortization      $   70,583   $  150,048   $   2,567  $    135 $    20,637  $  (2,353) $  241,617
Income before Interest and Other
  Charges and  Income Taxes        $   89,282   $  306,328   $   5,918  $ 11,462 $     4,255  $  (8,976) $  408,269
Assets                             $  917,942   $2,570,068   $ 531,972  $ 56,329 $ 1,218,763  $(438,727) $4,856,347


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

     Industries also provides non-regulated energy/utility-related products and services including gas marketing and trading; wholesale electric marketing; power generation; gas transmission, supply and storage; installation, repair and maintenance of underground pipelines; utility line locating and marking; and related products targeted at customer segments principally through the following wholly-owned subsidiaries: NIPSCO Development Company, Inc. (Development); NI Energy Services, Inc. (Services); Primary Energy, Inc. (Primary); Miller Pipeline Corporation (Miller); and SM&P Utility Resources, Inc.(SM&P). NIPSCO Capital Markets, Inc. (Capital Markets) handles financing for Industries and its subsidiaries, other than Northern Indiana. These subsidiaries, other than the wholesale power marketing operations of Services, are referred to collectively as "Products and Services."

     On March 25, 1997, Industries acquired IWC Resources Corporation (IWCR). IWCR's subsidiaries include two regulated water utilities (IWC and Harbour) and five non-utility companies providing utility-related products and services including installation, repair and maintenance of underground pipelines and utility line locating and marking. The two primary non-utility subsidiaries are Miller and SM&P. Industries' results of operations include three, six and twelve months of operating results from IWCR for the three-month, six-month and twelve-month periods ended June 30, 1998, and three months for the three-month, six-month, and twelve-month periods ended June 30, 1997. The discussion below excludes the comparative results of IWCR operations for the six-month and twelve-month periods as such discussion would not be meaningful.

Revenues -

      Total operating revenues for the twelve months ended June 30, 1998 increased $678.2 million as compared to the twelve months ended June 30, 1997. The increase includes $153.9 million reflecting twelve months of operating revenues from IWCR for the period. Gas revenues decreased $99.6 million, electric revenues increased $261.6 million and Products and Services revenues, excluding IWCR, increased $362.3 million, as compared to the same period in 1997. The decrease in gas revenues was mainly due to decreased sales to residential and commercial customers reflecting unusually warm weather during the first quarter of 1998, decreased industrial sales, decreased gas transition costs and decreased gas cost per dekatherm (dth), partially offset by increased wholesale sales and increased deliveries of gas transported for others. The increase in electric revenues was mainly due to increased sales to residential and commercial customers due to warmer weather during the second quarter of 1998, and increased wholesale electric marketing volumes, partially offset by decreased sales to industrial customers. Increased volumes in gas marketing to existing and new customers resulted in an increase of $358.1 million in Products and Services revenues for the twelve-month period ended June 30, 1998. For the twelve months ended June 30, 1998, volumes in gas marketing were 224.3 million dth, an increase of 141.0 million dth over the same period in 1997.

     Total operating revenues for the six months ended June 30, 1998 increased $248.6 million as compared to the six months ended June 30, 1997. The increase includes $45.8 million reflecting six months of operating revenues from IWCR for the period. Gas revenues decreased $101.3 million, electric revenues increased $137.1 million and Products and Services revenues, excluding IWCR, increased $167.0 million, as compared to the same period in 1997. The decrease in gas revenues was largely attributable to decreased sales to residential and commercial customers due to unusually warm weather during the first quarter of 1998, decreased gas costs per dekatherm (dth), decreased sales to industrial customers and decreased gas transition costs which were partially offset by increased wholesale sales and increased deliveries of gas transported for others. The increase in electric revenues was mainly due to increased wholesale electric marketing activities and wholesale transactions, and increased sales to residential and commercial customers due to warmer weather during second quarter of 1998. Increased volumes in gas marketing to existing and new customers resulted in an increase of $165.0 million in Products and Services revenues for the six-month period ended June 30, 1998. For the six months ended June 30, 1998, volumes in gas marketing were 126.9 million dth, an increase of 78.6 million dth over the same period in 1997.

     Total operating revenues for the three months ended June 30, 1998 increased $129.2 million as compared to the three months ended June 30, 1997. Gas revenues decreased $10.7 million, electric revenues increased $74.0 million, water revenues increased $2.1 million, and Products and Services revenues, increased $63.8 million compared to the same period in 1997. The decrease in gas revenues was mainly attributable to decreased sales to residential and commercial customers as a result of warmer weather during the second quarter of 1998, decreased sales to industrial customers and decreased gas transition costs partially offset by increased sales to wholesale customers and incerased gas cost per dth. The increase in electric revenues was mainly attributable to increased sales to residential and commercial customers due to warmer weather, increased sales to industrial customers and increased wholesale electric marketing activities. Increased volumes in gas marketing resulted in an increase of $58.2 million in Products and Services revenues for the three-month period ended June 30, 1998. For the three months ended June 30, 1998, gas marketing volumes were 68.1 million dth, an increase of 60.0 million dth compared to the three months ended June 30, 1997.

      The basic steel industry accounted for 33% of natural gas delivered (including volumes transported) and 18% of electric sales for the Energy Utilities for the twelve months ended June 30, 1998.

    The components of the variations in gas, electric, water and Products and Services revenues are shown in the following table:

                                             Variations from Prior Periods

                                       -----------------------------------------
                                        June 30, 1998 Compared to June 30, 1997
                                       -----------------------------------------
                                                       Three          Six       Twelve
(In thousands)                                        Months       Months       Months
                                                   =========    =========    =========
Gas Revenue -
  Pass through of net changes in
    purchased gas costs, gas storage,
     and storage transportation costs               $  19,564    $ (24,889)   $ (22,241)
  Gas transition costs                                (6,103)     (13,586)     (19,164)
  Changes in sales levels                            (24,584)     (64,303)     (61,435)
  Gas transported                                        458        1,448        3,286
                                                   ---------    ---------    ---------
Gas Revenue Change                                   (10,665)    (101,330)     (99,554)
                                                   ---------    ---------    ---------
Electric Revenue                                        --
  Pass through of net changes
     in fuel costs                                     3,899       (1,061)       2,540
  Changes in sales levels                             23,658       22,980       17,009
  Wholesale electric marketing                        46,425      115,240      242,051
                                                   ---------    ---------    ---------
Electric Revenue Change                               73,982      137,159      261,600
                                                   ---------    ---------    ---------
Water Revenue Change                                   2,062       19,771       61,719
                                                   ---------    ---------    ---------
Products and Services Revenues -
  Gas marketing                                       59,984      164,980      358,077
  Pipeline construction                                 (558)      10,592       43,134
  Locate and marking                                   1,978       13,264       44,414
  Other                                                2,438        4,179        8,843
                                                   ---------    ---------    ---------
Products and Services Revenue Change                  63,842      193,015      454,468
                                                   ---------    ---------    ---------
   Total Revenue Change                            $ 129,221    $ 248,615    $ 678,233
                                                   =========    =========    =========

See "Summary of Significant Accounting Policies - Gas Cost Adjustment Clause" in the Notes to Consolidated Financial Statements for a discussion of gas cost incentive mechanism. Also, see Note 6 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

Gas Costs -

      The Energy Utilities' gas costs decreased $1.2 million, $77.6 million and $76.2 million for the three-month, six-month and twelve-month periods ended June 30, 1998, respectively. Gas costs decreased for the six-month and twelve-month periods due to decreased gas purchases, decreased gas transition costs and decreased gas costs per dth. The average cost for the Energy Utilities' purchased gas for the three-month, six-month and twelve-month periods ended June 30, 1998, after adjustment for gas transition costs billed to transport customers, was $2.87, $2.71 and $2.96 per dth, respectively, as compared to $2.60, $3.10 and $3.14 per dth for the same periods in 1997.

Fuel and Purchased Power -

      The cost of fuel for electric generation increased $10.8 million, $8.0 million and $10.7 million for the three-month, six-month and twelve-month periods ended June 30, 1998, compared to the 1997 periods, mainly as a result of increased production of electricity.

      Power purchased increased $57.4 million, $124.0 million and $239.3 million for the three-month, six-month and twelve-month periods ended June 30, 1998, respectively, reflecting increased purchases of wholesale power for non-regulated marketing activities which were partially offset by decreased bulk power purchases at Northern Indiana.

Cost of Products and Services -

      The cost of sales for Products and Services increased $427.5 million for the twelve months ended June 30, 1998. The increase includes $65.5 million reflecting twelve months of cost of sales from IWCR for the period. Increased volumes in gas marketing activities increased cost of sales $372.2 million for the twelve-months ended June 30, 1998, compared to June 30, 1997.

     The cost of sales for Products and Services increased $187.1 million for the six-months ended June 30, 1998, compared to the 1997 period. The increase includes $20.5 million related to the cost of sales for IWCR in the current period. Increased volumes in gas marketing activities increased cost of sales $171.6 million for the six months ended June 30, 1998, compared to June 30, 1997.

       The cost of sales for Products and Services increased $61.6 million for the three-months ended June 30, 1998, compared to the 1997 period mainly due to increased volumes in gas marketing activities, which increased cost of sales $62.2 million for the three months ended June 30, 1998, compared to June 30, 1997.

Operating Margins -

      Operating margins for the twelve months ended June 30, 1998 increased $76.9 million from the same period a year ago. The increase in operating margins includes $88.4 million related to twelve months of IWCR operations in the period. The operating margin from gas deliveries decreased $23.0 million due to decreased sales to residential and commercial customers reflecting unusually warm weather in the first quarter of 1998 and decreased industrial sales which were partially offset by increased sales to wholesale customers, and increased deliveries of gas transported for others. Electric operating margin increased
$11.7 million mainly as a result of increased sales to residential and commercial customers due to warmer weather and increased wholesale transactions, which were partially offset by additional wholesale power marketing costs incurred during the final week of June 1998. The operating margin for Products and Services, excluding IWCR, decreased $0.2 million.

     Operating margins for the six months ended June 30, 1998 increased $7.1 million from the same period a year ago. The increase in operating margins includes $25.3 million related to six months of IWCR operations in the current period. Gas operating margin decreased $23.7 million due to decreased sales to residential and commercial customers reflecting unusually warm weather during the first half of 1998 and decreased industrial sales, partially offset by increased wholesale sales and increased deliveries of gas transported for others. Electric operating margin increased $5.2 million mainly as a result of increased sales to residential and commercial customers due to warmer weather and increased wholesale transactions, which were partially offset by additional wholesale power marketing costs incurred during the final week of June 1998. The operating margin for Products and Services, excluding IWCR, increased $0.3 million.

      Operating margins for the three months ended June 30, 1998 increased $0.6 million from the same period a year ago. Gas operating margin decreased $9.5 million due to decreased sales to residential and commercial customers reflecting mild weather during the period and decreased industrial sales, partially offset by increased wholesale sales and increased delivery of gas transported for others. Electric operating margin increased $5.7 million mainly as a result of warmer weather and increased wholesale transactions, which were partially offset by additional wholesale power marketing costs incurred during the final week of June 1998. Water operating margin increased $2.1 million in the current period due to increased volumes sold and increased water rates for Indianapolis Water Company effective April 8, 1998. The operating margin for Products and Services increased $2.3 million, primarily reflecting increased operating margin from Primary Energy subsidiaries.

Operating Expenses and Taxes -

      Operation expenses increased $35.1 million for the twelve-month period ended June 30, 1998. Operation expense includes an increase of $62.4 million reflecting a full year of operations of IWCR for the twelve-month period ended June 30, 1998. New operations at Primary Energy subsidiaries increased lease expenses by approximately $11.0 million. This increase was partially offset by decreased operation expenses at Northern Indiana of $23.0 million for the twelve-month period ended June 30, 1998, mainly as a result of decreased marketing activity of $10.0 million, decreased environmental costs of $3.1 million, and decreased insurance costs of $1.7 million. Operation expenses, excluding IWCR, for the six months ended June 30, 1998 decreased $10.4 million. Operation costs at Northern Indiana decreased $16.0 million for the six months ended June 30, 1998 mainly reflecting decreased employee related costs of $7.7 million and decreased marketing activity of $5.6 million, partially offset by increased operating expenses of Primary Energy subsidiaries. Operating expenses decreased $5.4 million for the three month period ended June 30, 1998 compared to the same period in 1997 primarily due to decreased employee related costs at Northern Indiana.

      Maintenance expenses increased $5.2 million for the twelve-month period ended June 30, 1998, mainly reflecting maintenance expenses of the Water Utilities and increased maintenance activity at Northern Indiana. Maintenance expenses increased $1.6 million for the six-month period ended June 30, 1998, mainly reflecting maintenance expenses of the Water Utilities and increased maintenance activity at Northern Indiana. Maintenance expenses increased $1.2 million for the three-month period ended June 30, 1998 mainly reflecting increased electric production maintenance activity at Northern Indiana.

      Depreciation and amortization expense increased $4.1 million and $12.3 million for the six-month and twelve-month periods ended June 30, 1998, respectively, primarily reflecting depreciation and amortization at IWCR. Depreciation and amortization expense decreased $0.8 million for the three-month period ended June 30, 1998, primarily as a result of a reclassification of oil and gas properties partially offset by increased utility plant depreciation.

Other Income (Deductions) -

      Other Income (Deductions) decreased $5.2 million, $6.2 million and $14.1 million for the three-month, six-month and twelve-month periods ended June 30, 1998, respectively. Other Income (Deductions) for the three-month and six-month periods decreased primarily as a result of lower equity earnings in certain oil and gas investments. Other Income (Deductions) for the twelve-month period ended June 30, 1998 decreased primarily as a result of the above mentioned items as well as a loss on the disposition of property during the current period as compared to gains on disposition of properties in the same period a year ago.

Interest and Other Charges -

      Interest and other charges increased for the three-month, six-month and twelve-month periods ended June 30, 1998 reflecting the issuance of $300 million of Capital Markets' medium-term notes, $75 million of Capital Markets' Junior Subordinated Deferrable Interest Debentures, Series A and interest expense at IWCR.

      See Notes to Consolidated Financial Statements for a discussion of accounting policies and transactions impacting this analysis.

Net Income -

     Industries' net income for the twelve-month period ended June 30, 1998 was $181.9 million compared to $184.9 million for the twelve-month period ended June 30, 1997.

     Net income for the six months ended June 30, 1998 was $90.1 million compared to $99.1 million for the six months ended June 30, 1997.

     Net income for the three months ended June 30, 1998 was $29.4 million compared to $28.2 million for the three months ended June 30, 1997.

Environmental Matters -

      The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of approximately $17 million to cover probable corrective actions as of June 30, 1998; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Industries.

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

     Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of June 30, 1998 and December 31, 1997, Northern Indiana had $71.1 million and $71.5 million of commercial paper outstanding, respectively. At June 30, 1998, the weighted average interest rate of commercial paper outstanding was 5.66%.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of June 30, 1998, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1998, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

     Northern Indiana also has $273.5 million of money market lines of credit. As of June 30, 1998 there was $41.2 million outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1998, there were no borrowings outstanding under this facility.

      During recent years, Northern Indiana has been able to finance its construction program with internally generated funds and expects to be able to meet future commitments through such funds.

     As of June 30, 1998 and December 31, 1997, Capital Markets had $38.0 million and $17.0 million of commercial paper outstanding. At June 30, 1998, the weighted average interest rate of commercial paper outstanding was 5.86%.

      Capital Markets has a $150 million revolving Credit Agreement which will terminate August 19, 1999. This facility provides short-term financing flexibility to Industries and also serves as the backup instrument for a commercial paper program. As of June 30, 1998, there were no borrowings outstanding under this agreement.

      Capital Markets also has $130 million of money market lines of credit. As of June 30, 1998 and December 31, 1997, $19.0 million and $20.1 million, respectively, of borrowings were outstanding under these lines of credit.

      Between March 27, 1997 and May 7, 1997, Capital Markets issued and sold $300 million of medium-term notes with various interest rates and maturities. The proceeds from these issuances were used for the purchase of IWCR and to pay other outstanding short-term obligations of Capital Markets.

     The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of Industries, other than the assets of Northern Indiana, reflected in the consolidated financial statements of Industries, was approximately $1.2 billion at June 30, 1998.

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

     IWCR and its subsidiaries have lines of credit with banks aggregating $93.7 million. At June 30, 1998, $77.5 million of borrowings were outstanding under these lines of credit.

      Industries does not expect the effects of inflation at current levels to have a significant impact on its results of operations, ability to contain cost increases, or the Utilities' need to seek timely and adequate rate relief. The Energy Utilities do not anticipate the need to file for gas and electric base rate increases in the near future.

Year 2000 Costs-

     Industries has several major projects underway to modify portions of its systems for proper functioning in the year 2000. These include a project to evaluate Industries' proprietary software and to work with each of Industries' software vendors to assure that appropriate steps are being take to mitigate the problem in each vendor's software or, in some cases, to replace software with year 2000 compliant software; a project to identify and mitigate any problems wherever they exist in Industries' systems ranging from equipment used in Northern Indiana's generating stations to Industries' phone system that have date information embedded within them; and an initiative to assure that each entity that electronically receives information from Industries or sends information to Industries is aware of the steps that Industries is taking and is taking appropriate steps of its own to address the problem. Consistent with its plan, Industries expects to be year 2000 compliant with some systems as early as the third quarter 1998 and other systems no later than the third quarter of 1999. Industries is currently in the process of structuring its contingency plans with respect to the potential nonperformance of certain of its information systems and embedded systems as a result of year 2000 problems, and estimates that those plans will be complete by the third quarter of 1999. Industries is currently working with utility industry groups to evaluate the potential impact of the Year 2000 computer problems on the interconnected national electric grid and pipeline network.

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

Competition -

      The Energy Policy Act of 1992 (Energy Act) allows FERC to order electric utilities to grant access to transmission systems by third-party power producers. The Energy Act specifically prohibits federally mandated wheeling of power for retail customers. On April 24, 1996, FERC issued its Order No. 888-A which opens wholesale power sales to competition and requires public utilities owning, controlling, or operating transmission lines to file non-discriminatory open access tariffs that offer others the same transmission service they provide themselves. Northern Indiana filed its tariff as did virtually all other transmission owners subject to FERC jurisdiction. Order No. 888-A also provides for the recovery of stranded costs - that is, costs that were prudently incurred to serve wholesale power customers and that could go unrecovered if these customers use open access to move to another supplier. FERC expects this rule will accelerate competition and bring lower prices and more choices to wholesale energy customers. On November 25, 1997, FERC issued Order No. 888-B on rehearing, affirming in all important respects its earlier Order No. 888-A. Although wholesale customers represent a relatively small portion of Northern Indiana's sales, Northern Indiana will continue its efforts to retain and add customers by offering competitive rates.

      In January 1997 and January 1998, legislation was introduced in the Indiana General Assembly addressing electric utility competition and deregulation. Neither bill was passed. Northern Indiana has begun discussions with other utilities and its largest customers on the technical and economic aspects of possible legislation to allow customer choice. If Industries believes that consensus legislation is possible, Industries would support a deregulation bill in the January 1999 Indiana General Assembly.

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

      The Commission has approved Northern Indiana's Alternative Regulatory Plan
(ARP) which implements new rates and services that include, among other things, further unbundling of services for additional customer classes, increased customer choice for sources of natural gas supply, negotiated services and prices, gas cost incentive mechanism and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any gas cost savings or cost increases with its customers based on a comparison of Northern Indiana's actual gas supply portfolio costs to a market based benchmark price. The first pilot program was launched in January 1998 and the first gas volumes flowed under this program in April 1998. The Commission order allows the natural gas marketing affiliate of Northern Indiana to participate as a supplier of choice to customers on the Northern Indiana system. Northern Indiana offers customers a price protection service (PPS) which allows residential customers to purchase gas at a fixed price or capped price for a specific period of time.

      To date, the Energy Utilities' system has not been materially affected by competition, and management does not foresee substantial adverse effects in the near future, unless the current regulatory structure is substantially altered. The Energy Utilities believe the steps they are taking to deal with increased competition will have significant, positive effects in the next few years.

Forward Looking Statements -

     This report contains forward looking statements within the meaning of the securities laws. Forward looking statements include terms such as "may", "will", "expect", "believe", "plan" and other similar terms. Industries cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, there can be no assurance that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the federal and state regulatory environment, the economic climate, regional, commercial, industrial and residential growth in the service territories served by Industries' subsidiaries, customers' usage patterns and preferences, the speed and degree to which competition enters the utility industry, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of Industries.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The primary market risks to which Industries is exposed and in connection with which Industries uses market risk sensitive instruments are commodity price risk and interest rate risk.

     Industries engages in price risk management activities related to electricity and natural gas. Price risk arises from fluctuations in energy commodity prices due to changes in supply and demand. Industries actively monitors and limits its exposure to commodity price risk. Industries' price risk management policy allows the use of derivative financial and commodity instruments to reduce (hedge) exposure to price risk of its commodity supplies and related purchase and sales commitments of energy, as well as related anticipated transactions. Industries utilitizes contracts for the forward purchase of natural gas and electricity and natural gas futures and options to manage its power and gas marketing businesses. As part of its commodity price risk, Industries is exposed to geographic price differentials due primarily to transportation costs and local supply-demand factors. Industries uses basis swaps to hedge a portion of this exposure. For economic reasons or otherwise, Industries does not hedge all of its basis exposure.

     Industries enters into certain sales contracts with customers based upon a fixed commodity sales price and varying volumes which are ultimately dependent upon the customer's supply requirements. Industries utilizes financial instruments to reduce the commodity price risk based on modeling techniques that anticipate these future supply requirements. Industries continues to be exposed to commodity price risk for the difference between the ultimate supply requirements and those modeled.

     Although the Energy Utilities are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which the Energy Utilities operate allows for collection of fuel and gas costs in rate-making. Consequently, there is limited commodity price risk for the Energy Utilities after consideration of the related rate-making. However, as the utility industry deregulates, the Energy Utilities will be providing services without the benefit of the traditional rate-making allowances and will therefore be more exposed to commodity price risk.

     Because the commodities covered by Industries' derivative financial and commodity instruments are substantially the same commodities that Industries buys and sells in the physical market, no special correlation studies are deemed necessary other than monitoring the degree of convergence between the derivative and cash markets.

     Industries' daily net commodity position consists of natural gas inventories, natural gas and power purchase and sales contracts and derivative financial and commodity instruments. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quotes from exchanges and over-the-counter counterparties and includes location differentials. Based on Industries' net commodity position at fair value at June 30, 1998, a 10% adverse movement in electric and natural gas market prices would have reduced net income by approximately $2.0 million. However, any such movement in prices is not indicative of actual results and is subject to change. Refer to Summary of Significant Accounting Policies-Hedging Activities for further discussion of Industries' hedging policies.

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

Item 2.  Changes in Securities and Use of Proceeds.
         None

Item 3.  Defaults Upon Senior Securities.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None
Item 5.  Other Information.
         Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to Industries' 1999 Annual Meeting of Shareholders will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by Industries after November 9, 1998.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)  Exhibits.

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


                               NIPSCO Industries, Inc.

                                    (Registrant)

                                  /s/ STEPHEN P. ADIK
     --------------------------------------------------
                                 Stephen P. Adik
               Executive Vice President, Chief Financial Officer,
                                 Treasurer and Chief Accounting Officer



Date:  August    , 1998