Form 10-Q/A
period 1998-06-30
NIPSCO INDUSTRIES INC
filed 1998-08-13
CIK 823392

     This amendment Form 10-Q/A is being filed to correct Signature and Exhibit-23 pages for date of "August 12, 1998" which was previously reported as "August , 1998".





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q/A


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



Date:  August 12, 1998