Form 10-Q
period 1998-09-30
NIPSCO INDUSTRIES INC
filed 1998-11-10
CIK 823392

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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


          Yes X No -------- --------

                           As of October 31,  1998,  117,525,257  common  shares
were outstanding.

NIPSCO INDUSTRIES, INC.

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NIPSCO Industries, Inc.:

      We have audited the accompanying consolidated balance sheet of NIPSCO Industries, Inc. (an Indiana corporation) and subsidiaries as of September 30, 1998, and December 31, 1997, and the related consolidated statements of income, common shareholders' equity and cash flows for the three, nine and twelve month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of Industries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIPSCO Industries, Inc. and subsidiaries as of September 30, 1998, and December 31, 1997, and the results of their operations and their cash flows for the three, nine and twelve month periods ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.


                             /s/ Arthur Andersen LLP

Chicago, Illinois
October 28, 1998

Consolidated Balance Sheet
                                                              September 30, December 31,
Assets                                                            1998         1997
                                                               ==========   ==========


(In thousands)
Property, Plant and Equipment:
 Utility Plant, (Note 2)(including Construction Work in
   Progress of  $233,714 and $184,110, respectively)
    Electric                                                   $4,129,914   $4,066,568
    Gas                                                         1,432,982    1,395,140
    Water                                                         646,250      604,018
    Common                                                        352,846      351,350
                                                               ----------   ----------
                                                                6,561,992    6,417,076
    Less -Accumulated provision for depreciation
       and amortization                                         2,913,430    2,759,945
                                                               ----------   ----------
      Total Utility Plant                                       3,648,562    3,657,131
                                                               ----------   ----------
 Other property, at cost, net of accumulated provision
       for depreciation                                            83,108       96,028
                                                               ----------   ----------
      Total Property, Plant and Equipment                       3,731,670    3,753,159
                                                               ----------   ----------
Investments:
 Investments, at equity (Note 2)                                  103,572       82,855
 Investments, at cost                                              53,766       31,771
 Other investments                                                 25,897       24,499
                                                               ----------   ----------
      Total Investments                                           183,235      139,125
                                                               ----------   ----------
Current Assets:
 Cash and cash equivalents                                         32,490       30,780
 Accounts receivable, less reserve of  $8,339 and
     $7,401 respectively (Note 2)                                 195,003      231,580
 Other receivables (Note 24)                                       36,809      107,231
 Fuel adjustment clause (Note 2)                                     --          2,679
 Gas cost adjustment clause (Note 2)                               33,336       89,991
 Materials and supplies, at average cost                           61,671       60,085
 Electric production fuel, at average cost                         17,540       18,837
 Natural gas in storage (Note 2)                                   72,043       61,436
 Prepayments and other                                             33,292       28,089
                                                               ----------   ----------
      Total Current Assets                                        482,184      630,708
                                                               ----------   ----------
Other Assets:
 Regulatory assets (Note 2)                                       201,833      211,513
 Intangible assets, net of accumulated amortization (Note 2)       65,765       68,175
 Prepayments and other (Note 9)                                   172,543      134,353
                                                               ----------   ----------
      Total Other Assets                                          440,141      414,041
                                                               ----------   ----------
                                                               $4,837,230   $4,937,033
                                                               ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

Consolidated Balance Sheet
                                                               September 30, December 31,
Capitalization and Liabilities                                    1998          1997
                                                               ===========  ===========
  (In thousands)
Capitalization:
 Common shareholders' equity
    (See accompanying statement)                               $1,134,718   $1,264,788
 Cumulative preferred stocks (Note 11) -
   Series without mandatory redemption provisions (Note 12)        85,614       85,620
   Series with mandatory redemption provisions (Note 13)           56,991       58,841
 Long-term debt excluding amounts due within one
    year (Note 19)                                              1,669,850    1,667,925
                                                               ----------   ----------
      Total Capitalization                                      2,947,173    3,077,174
                                                               ----------   ----------
Current Liabilities:
 Current portion of long-term debt (Note 20)                       20,718       54,621
 Short-term borrowings (Note 21)                                  363,054      212,639
 Accounts payable                                                 189,891      226,751
 Dividends declared on common and preferred stocks                 29,475       30,784
 Customer deposits                                                 20,897       22,091
 Taxes accrued                                                     62,773       77,573
 Interest accrued                                                  24,104       19,124
 Fuel adjustment clause                                             3,053         --
 Accrued employment costs                                          46,069       58,799
 Other accruals                                                    35,653       47,930
                                                               ----------   ----------
      Total Current Liabilities                                   795,687      750,312
                                                               ----------   ----------
Other:
 Deferred income taxes (Note 8)                                   628,893      651,815
 Deferred investment tax credits, being amortized over
   life of related property (Note 8)                              100,074      105,538
 Deferred credits                                                  72,166       73,715
 Customer advances and contributions in aid of
    construction (Note 2)                                         111,141      110,145
 Accrued liability for postretirement benefits (Note 10)          141,071      132,919
 Other noncurrent liabilities                                      41,025       35,415
                                                               ----------   ----------
      Total Other                                               1,094,370    1,109,547
                                                               ----------   ----------
Commitments and Contingencies
 (Notes 5, 7, 22, 23 and 24)
                                                               $4,837,230   $4,937,033
                                                               ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

Consolidated Statement of Income
 (Dollars in thousands, except for per share amounts)
                                                                   Three Months                 Nine Months
                                                                Ended September 30,         Ended September 30,
                                                             ----------------------      ------------------------

                                                                1998         1997           1998           1997
                                                             =========    =========      =========      =========
Operating Revenues: (Notes 2, 6 and 26)
  Gas                                                       $   80,953   $   90,258     $  434,033     $  544,668
  Electric                                                     469,119      342,030      1,138,592        874,344
  Water                                                         24,374       23,577         62,940         42,372
  Products and Services                                        173,346      140,450        543,979        318,068
                                                             ---------    ---------      ---------      ---------
                                                               747,792      596,315      2,179,544      1,779,452
                                                             ---------    ---------      ---------      ---------
Cost of Sales: (Note 2)
 Gas costs                                                      43,504       53,841        242,686        330,642
 Fuel for electric generation                                   72,246       65,008        193,263        178,025
 Power purchased                                               179,627       74,198        365,915        136,489
 Products and Services                                         145,541      113,412        469,017        249,708
                                                             ---------    ---------      ---------      ---------
                                                               440,918      306,459      1,270,881        894,864
                                                             ---------    ---------      ---------      ---------
Operating Margin                                               306,874      289,856        908,663        884,588
                                                             ---------    ---------      ---------      ---------
Operating Expenses and Taxes (except income):
  Operation                                                    104,365      101,194        298,584        290,348
  Maintenance (Note 2)                                          19,100       17,854         59,058         56,182
  Depreciation and amortization (Note 2)                        64,417       64,712        191,334        187,471
  Taxes (except income)                                         22,044       19,686         66,582         61,643
                                                             ---------    ---------      ---------      ---------
                                                               209,926      203,446        615,558        595,644
                                                             ---------    ---------      ---------      ---------
Operating Income                                                96,948       86,410        293,105        288,944
                                                             ---------    ---------      ---------      ---------
Other Income (Deductions) (Note 2)                               2,870        3,764         10,387         17,475
                                                             ---------    ---------      ---------      ---------
Interest and Other Charges:
 Interest on long-term debt                                     28,301       28,266         83,324         75,220
 Other interest                                                  3,632        2,435          7,762         10,480
 Amortization of premium, reacquisition premium,
  discount and expense on debt, net                              1,144        1,209          3,436          3,542
 Dividend requirements on preferred stock
  of subsidiaries                                                2,122        2,174          6,417          6,520
                                                             ---------    ---------      ---------      ---------
                                                                35,199       34,084        100,939         95,762
                                                             ---------    ---------      ---------      ---------
Income before income taxes                                      64,619       56,090        202,553        210,657
                                                             ---------    ---------      ---------      ---------
Income taxes                                                    21,492       20,221         69,259         75,714
                                                             ---------    ---------      ---------      ---------
Net Income                                                   $  43,127    $  35,869      $ 133,294      $ 134,943
                                                             =========    =========      =========      =========
Average common shares outstanding - basic                  119,494,531  125,495,862    121,833,316    123,445,964

Basic Earnings per average common share                      $    0.36    $    0.28      $    1.09       $   1.09
                                                             =========    =========      =========       ========
Diluted Earnings per average common share                    $    0.35    $    0.28      $    1.08       $   1.09
                                                             =========    =========      =========       ========
Dividends declared per common share                          $   0.240    $   0.225      $   0.720       $  0.675
                                                             =========    =========      =========       ========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

Consolidated Statement of Income
 (Dollars in thousands, except for per share amounts)
                                                            Twelve Months
                                                         Ended September 30,
                                                    ----------------------------
                                                          1998            1997
                                                        ========        ========
Operating Revenues: (Notes 2, 6 and 26)
  Gas                                               $    696,604   $    816,223
  Electric                                             1,450,579      1,127,143
  Water                                                   81,311         42,372
  Products and Services                                  758,139        373,787
                                                    ------------   ------------
                                                       2,986,633      2,359,525
                                                    ------------   ------------
Cost of Sales: (Note 2)
 Gas costs                                               407,331        504,939
 Fuel for electric generation                            253,786        238,508
 Power purchased                                         434,457        148,601
 Products and Services                                   656,057        292,174
                                                    ------------   ------------
                                                       1,751,631      1,184,222
                                                    ------------   ------------
Operating Margin                                       1,235,002      1,175,303
                                                    ------------   ------------
Operating Expenses and Taxes (except income):
  Operation                                              398,489        376,005
  Maintenance (Note 2)                                    79,428         72,818
  Depreciation and amortization (Note 2)                 253,667        247,901
  Taxes (except income)                                   88,704         81,365
                                                    ------------   ------------
                                                         820,288        778,089
                                                    ------------   ------------
Operating Income                                         414,714        397,214
                                                    ------------   ------------
Other Income (Deductions) (Note 2)                         8,680         20,858
                                                    ------------   ------------
Interest and Other Charges:
 Interest on long-term debt                              110,946         95,736
 Other interest                                           10,329         15,793
 Amortization of premium, reacquisition premium,
  discount and expense on debt, net                        4,612          4,679
 Dividend requirements on preferred stock
  of subsidiaries                                          8,588          8,681
                                                    ------------   ------------
                                                         134,475        124,889
                                                    ------------   ------------
Income before income taxes                               288,919        293,183
                                                    ------------   ------------
Income taxes                                              99,719        106,831
                                                    ------------   ------------
Net Income                                          $    189,200   $    186,352
                                                    ============   ============

Average common shares outstanding - basic            122,644,571    122,785,466

Basic Earnings per average common share             $       1.54   $       1.51
                                                    ============   ============
Diluted Earnings per average common share           $       1.53   $       1.51
                                                    ============   ============
Dividends declared per common share                 $      0.960   $      0.900
                                                    ============   ============
The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                                                              Additional
(Dollars in thousands)                              Common       Treasury      Paid-in       Retained
Three Months Ended                                  Shares        Shares       Capital       Earnings       Other
========================                          ==========    ==========    ==========    ==========    ==========

Balance, July 1, 1997                            $   870,930    $ (336,416)   $   89,556    $  634,083    $  (3,741)
Comprehensive Income:
  Net income                                                                                    35,869
  Other comprehensive income, net of tax:
     Gain (loss) on available for sale securities:
     Unrealized gain (net of income
       tax of $1
     Realized

  Gain (loss) on foreign currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
 Common shares                                                                                (28,244)
Treasury shares acquired                                            (1,211)
Issued:
  IWC Resources Corporation acquisition
  NEM Acquisition
  Employee stock purchase plan                                           67          107
  Long-term incentive plan                                            1,412
  Amortization of unearned compensation                                                                          531
Unrealized gain (loss) on available
   securities
Other
                                                 -----------    -----------   ----------    ----------    ----------
Balance, September 30, 1997                      $   870,930    $ (336,148)   $   89,663    $  641,708    $  (3,210)
==========                                       ===========    ===========   ==========    ==========    ==========

Balance, July 1, 1998                            $   870,930    $ (456,018)   $   90,704    $  698,633    $  (2,962)
Comprehensive Income:
     Net income                                                                                 43,127
     Other comprehensive income, net of tax:
     Gain (loss) on available for sale securities:
     Unrealized gain (net of income
       tax of $621)
      Realized (net of income
       tax of $720)
  Gain (loss) on foreign currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
  Common shares                                                                               (28,144)
Treasury shares acquired                                           (84,520)
Issued:
 IWC Resources Corporation acquisition
 NEM Acquisition
 Employee stock purchase plan                                           100          251
 Long-term incentive plan                                             2,210                                       46
 Amortization of unearned compensation                                                                           591
Other                                                                                             (55)
                                                 -----------    -----------   ----------    ----------    ----------
Balance, September 30, 1998                      $   870,930    $ (538,228)   $   90,955    $  713,561    $  (2,325)
                                                 ===========    ===========   ==========    ==========    ==========

                                                  Accumulated                                    Shares
                                                   Other                                    ------------------------
   Three Months Ended                            Comprehensive                Comprehensive   Common       Treasury
       (continued)                                 Income         Total         Income        Shares        Shares
========================                         ==========     ==========    ==========    ===========   ==========
Balance, July 1, 1997                            $     4,005    $ 1,258,417$         -      147,784,218   (22,316,984)
Comprehensive Income:
  Net income                                                         35,869       35,869
  Other comprehensive income, net of tax:
     Gain (loss) on available for sale securities:
     Unrealized gain (net of income
       tax of $1)                                          1              1            1
      Realized
  Gain (loss) on foreign currency translation:
       Unrealized                                      (244)          (244)        (244)
       Realized                                                                      -
                                                                              ----------
Total Comprehensive Income                                                    $   35,626
Dividends:                                                                    ==========
 Common shares                                                     (28,244)
Treasury shares acquired                                            (1,211)                                   (60,444)
Issued:
 IWC Resources Corporation acquisition
 NEM Acquisition
 Employee stock purchase plan                                           174                                      8,402
 Long-term incentive plan                                             1,412                                     92,600
 Amortization of unearned compensation                                  531
Other
                                                 -----------    -----------                 -----------   ------------
Balance, September 30, 1997$                     $     3,762    $ 1,266,705                 147,784,218   (22,276,426)
                                                 ===========    ===========                 ===========   ============

Balance, July 1, 1998                            $     2,602    $ 1,203,889 $       -       147,784,218   (26,750,149)
Comprehensive Income:
  Net income                                                         43,127       43,127
  Other comprehensive income, net of tax:
  Gain (loss) on available for sale securities:
  Unrealized gain (net of income
     tax of $621)                                    (1,017)        (1,017)      (1,017)
  Realized (net of income
     tax of $720)                                    (1,180)        (1,180)      (1,180)
  Gain (loss) on foreign currency translation:
       Unrealized                                      (766)          (766)        (766)
       Realized                                          186            186          186
                                                                              ----------
Total Comprehensive Income                                                    $   40,350
Dividends:                                                                    ==========
 Common shares                                                     (28,144)
Treasury shares acquired                                           (84,520)                                (2,992,986)
Issued:
 IWC Resources Corporation acquisition
 NEM acquisition
 Employee stock purchase plan                                           351                                     12,524
 Long-term incentive plan                                             2,256                                    123,500
 Amortization of unearned compensation                                  591
Other                                                                  (55)
                                                 -----------    -----------                 -----------   ------------
Balance, September 30, 1998$                     $     (175)    $ 1,134,718                 147,784,218   (29,607,111)
                                                 ===========    ===========                 ===========   ============

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                                                              Additional
(Dollars in thousands)                             Common         Treasury     Paid-in       Retained
Nine Months Ended                                  Shares          Shares      Capital       Earnings       Other
========================                         ==========     ==========    ==========    ==========    ==========
Balance, January 1, 1997                         $   870,930    $ (392,995)   $   32,868    $   591,370   $    (4,280)
Comprehensive Income:
     Net income                                                                                 134,943
     Other comprehensive income, net of tax:
     Gain (loss) on available for sale securities:
     Unrealized gain (net of income
       tax of $1,033)
     Realized

  Gain (loss) on foreign currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
 Common shares                                                                                 (84,479)
Treasury shares acquired                                          (103,732)            2
Issued:
 IWC Resources Corporation acquisition                              152,405       55,007
 NEM Acquisition                                                      4,118        1,351
Employee stock purchase plan                                            209          318
 Long-term incentive plan                                             3,847          116                         (443)

 Amortization of unearned compensation                                                                           1,513
Other                                                                                  1          (126)
                                                 -----------    -----------   ----------    -----------   ------------
Balance, September 30, 1997                      $   870,930    $ (336,148)   $   89,663    $   641,708   $    (3,210)
                                                 ===========    ===========   ==========    ===========   ============

Balance, January 1, 1998                         $   870,930    $ (363,943)   $   89,768    $   667,790   $    (2,624)
Comprehensive Income:
  Net income                                                                                    133,294
     Other comprehensive income, net of tax:
     Gain (loss) on available for sale securities:
     Unrealized gain (net of income
       tax of $761)
     Realized  gain (net of income
       tax of $620)
  Gain (loss) on foreign currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
 Common shares                                                                                 (86,781)
Treasury shares acquired                                          (182,502)            2
Issued:
 IWC Resources Corporation acquisition
 NEM Acquisition
 Employee stock purchase plan                                           251          608
 Long-term incentive plan                                             7,966          575                       (1,084)
 Amortization of unearned compensation                                                                           1,383
Other                                                                                  2          (742)
                                                 -----------    -----------   ----------    -----------   ------------
Balance, September 30, 1998                      $   870,930    $ (538,228)   $   90,955    $   713,561   $    (2,325)
==========                                       ===========    ===========   ==========    ===========   ============

                                                    Accumulated                                     Shares
                                                      Other                           -------------------------------------
   Nine Months Ended                               Comprehensive             Comprehensive      Common      Treasury
       (continued)                                    Income       Total        Income          Shares        Shares
========================                            ==========  ==========    ==========      ==========     ==========
Balance, January 1, 1997                          $    2,608    $ 1,100,501   $      -      147,784,218   (28,172,896)
Comprehensive Income:
  Net income                                                        134,943      134,943
  Other comprehensive income, net of tax:
     Gain (loss) on available for sale securities:
     Unrealized gain (net of income
       tax of $794)                                    1,298          1,298        1,298
     Realized
   Gain (loss) on foreign currency translation:
       Unrealized                                      (144)          (144)        (144)
       Realized                                                                        -
                                                                            -----------------
Total Comprehensive Income                                                   $   136,097
Dividends:                                                                    ===========
 Common shares                                                     (84,479)
Treasury shares acquired                                          (103,730)                                (5,237,750)
Issued:
 IWC Resources Corporation acquisition                              207,412                                 10,580,764
 NEM Acquisition                                                      5,469                                    270,064
 Employee stock purchase plan                                           527                                     26,326
 Long-term incentive plan                                             3,520                                    257,066
 Amortization of unearned compensation                                1,513
Other                                                                 (125)
                                                  ----------      ---------                 -----------   -----------
Balance, September 30, 1997$                          3 ,762    $ 1,266,705                 147,784,218   (22,276,426)
                                                  ==========    ===========                 ===========   ===========

Balance, January 1, 1998                        $      2,867 $    1,264,788 $         -     147,784,218   (23,471,554)
Comprehensive Income:
  Net income                                                        133,294      133,294
  Other comprehensive income, net of tax:
     Gain (loss) on available for sale securities:
     Unrealized gain (net of income
       tax of $140)                                      232            232          232
     Realized (net of income
       tax of $1,340)                                (2,196)        (2,196)      (2,196)
  Gain (loss) on foreign currency translation:
       Unrealized                                    (1,264)        (1,264)      (1,264)
       Realized                                          186            186          186
                                                                             -----------
Total Comprehensive Income                                                    $  130,252
Dividends:                                                                   ===========
 Common shares                                                     (86,781)
Treasury shares acquired                                          (182,500)                                (6,620,413)
Issued:
 IWC Resources Corporation acquisition
 NEM Acquisition
 Employee stock purchase plan                                           859                                     31,512
 Long-term incentive plan                                             7,457                                    453,344
 Amortization of unearned compensation                                1,383
Other                                                                 (740)
                                                 --------------- ---------                  ----------------- --------
Balance, September 30, 1998$                           (175) $    1,134,718               147,784,218     (29,607,111)
                                                  ========== ==============                ==========   ==============

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                                                              Additional
(Dollars in thousands)                               Common     Treasury      Paid-in        Retained
Twelve Months Ended                                  Shares      Shares        Capital        Earnings       Other
========================                          ==========    ==========    ==========    ==========    ==========
Balance, October 1, 1996                        $    870,930    $  (352,807)  $    2,774    $   566,903   $    (5,102)
Comprehensive Income:
  Net income 186,352 Other comprehensive income, net of tax:
     Gain (loss) on available for sale securities:
     Unrealized gain (net of income
       tax of $1,187)
     Realized

  Gain (loss) on foreign currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
 Common shares                                                                                 (111,421)
Treasury shares acquired                                           (147,290)           2
Issued:
 IWC Resources Corporation acquisition                              152,405       55,007
 NEM Acquisition                                                      4,118        1,351
 Employee stock purchase plan                                           284          411
 Long-term incentive plan                                             7,142          116                         (443)
 Amortization of unearned compensation                                                                          2,335
Other                                                                                  2           (126)
                                                  ----------    -----------   ----------    -----------   -----------
Balance, September 30, 1997                       $  870,930    $  (336,148)  $   89,663    $   641,708   $    (3,210)
                                                  ----------    -----------   ----------    -----------   -----------

Net income 189,200 Other comprehensive income, net of tax:
     Gain (loss) on available for sale securities:
     Unrealized gain (net of income
         tax of $1,001)
      Realized (net income
         tax of $620)
  Gain (loss) on foreign currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
 Common shares                                                                                 (116,605)
Treasury shares acquired                                           (211,843)           1
Issued:
IWC Resources Corporation acquisition
 NEM Acquisition
 Employee stock purchase plan                                           315          714
 Long-term incentive plan                                             9,448          575                       (1,084)
 Amortization of unearned compensation                                                                          1,969
Other                                                                                  2           (742)
                                                  ----------    -----------   ----------    -----------   ------------
Balance, September 30, 1998                       $  870,930    $  (538,228)  $   90,955    $   713,561   $    (2,325)
                                                  ==========    ===========   ==========    ===========   ===========

                                                 Accumulated                                    Shares
                                                     Other                                    -------------------------------------
   Twelve Months Ended                           Comprehensive               Comprehensive    Common       Treasury
       (continued)                                  Income         Total         Income        Shares        Shares
========================                          ==========    ===========   ==========    ===========   ===========
Balance, October 1,1996                           $      244    $ 1,112,942   $     -       147,784,218   (26,168,332)
Comprehensive Income:
  Net income                                                        186,352      186,352
  Other comprehensive income, net of tax:
     Gain (loss) on available for sale securities:
     Unrealized gain (net of income
       tax of $1,187)                                  1,942          1,942        1,942
      Realized
  Gain (loss) on foreign currency translation:
       Unrealized                                      1,576          1,576        1,576
       Realized                                                                      -
                                                                              ----------
Total Comprehensive Income                                                    $  189,870
Dividends:                                                                    ==========
 Common shares                                                     (111,421)
Treasury shares acquired                                           (147,288)                               (7,491,422)
Issued:
 IWC Resources Corporation acquisition                              207,412                                10,580,764
 NEM Acquisition                                                      5,469                                   270,064
 Employee stock purchase plan                                           695                                    35,734
 Long-term incentive plan                                             6,815                                   496,766
 Amortization of unearned compensation                                2,335
Other                                                                  (124)
                                                  ----------    -----------                 -----------   -----------
Balance, September 30, 1997                       $   3 7625    $ 1,266,705                 147,784,218   (22,276,426)
                                                  ----------    -----------                 -----------   -----------

  Net income                                                        189,200   $  189,200
  Other comprehensive income, net of tax:
     Gain (loss) on available for sale securities:
     Unrealized gain (net of income
       tax of $1,001)                                    622            622          622
     Realized (net income
       tax of $620)                                   (2,195)        (2,195)      (2,195)
  Gain (loss) on foreign currency translation:
       Unrealized                                     (2,550)        (2,550)      (2,550)
       Realized                                          186            186          186
                                                                              ----------
Total Comprehensive Income                                                    $  185,263
Dividends:                                                                    ==========
 Common shares                                                     (116,605)
Treasury shares acquired                                           (211,842)                               (7,919,591)
Issued:
IWC Resources Corporation acquisition
 NEM Acquisition
  Employee stock purchase plan                                        1,029                                    39,562
 Long-term incentive plan                                             8,939                                   549,344
 Amortization of unearned compensation                                1,969
Other                                                                  (740)
                                                  ----------    -----------                 -----------   -----------
Balance, September 30, 1998                       $     (175)   $ 1,134,718                 147,784,218   (29,607,111)
                                                  ==========    ===========                 ===========   ===========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

Consolidated Statement of Cash Flows
 (In thousands)
                                                                        Three Months              Nine Months
                                                                     Ended September 30,             Ended September 30,
                                                          ------------------------------    -------------------------------
                                                                    1998        1997            1998           1997
                                                                  ========    ========         ========      ========
Cash flows from operating activities:
 Net income                                                   $    43,127    $    35,869    $   133,294    $   134,943
Adjustments to reconcile net income
 to net cash:
  Depreciation and amortization                                    64,417         64,712        191,334        187,471
  Deferred federal and state income
   taxes, net                                                      (6,991)          (411)       (49,641)       (33,506)
  Deferred investment tax credits, net                             (1,821)        (1,832)        (5,463)        (5,467)
  Advance contract payment                                            475            475          1,425          1,425
  Change in certain assets and liabilities -*
   Accounts receivable, net                                        31,696          3,896         39,726         22,959
   Other receivables                                               (3,644)        29,916         70,422        (39,436)
   Electric production fuel                                        (1,041)        11,484          1,297          9,335
   Materials and supplies                                          (1,046)           744         (1,586)           727
   Natural gas in storage                                         (34,467)       (36,897)       (10,607)        (6,931)
   Accounts payable                                                (6,067)         5,171        (23,697)       (54,980)
   Taxes accrued                                                    2,571         (4,664)        15,048         30,585
   Fuel adjustment clause                                           2,428          4,451          5,732          5,343
   Gas cost adjustment clause                                      (6,511)       (13,436)        56,655         39,723
   Accrued employment costs                                         5,215          3,284        (12,730)         1,359
   Other accruals                                                  (3,684)        (1,635)       (12,277)        11,264
   Other, net                                                     (14,411)        15,641        (22,300)        24,470
                                                               ----------     ----------     ----------     ----------
      Net cash provided by
                   (used in) operating activities                  70,246        116,768        376,632        329,284
                                                               ----------     ----------     ----------     ----------
Cash flows provided by (used in) investing activities:
  Utilities construction expenditures                             (56,395)       (51,833)      (176,196)      (160,504)
Acquisition of IWC Resources
    Corporation, net of cash acquired                                --             --             --         (288,932)
  Acquisition of minority interest                                   --             --             --           (5,641)
  Proceeds from disposition of assets                                  24            186         10,443         29,961
  Proceeds from settlement of litigation                             --           41,069           --           41,069
  Other, net                                                      (14,964)         1,128        (63,631)       (18,649)
                                                               -----------    -----------    -----------    -----------
      Net cash used in investing activities                       (71,335)        (9,450)      (229,384)      (402,696)
                                                               -----------    -----------    -----------    -----------
Cash flows provided by (used in) financing activities:
  Issuance of long-term debt                                       40,503         42,669         46,878        450,931
  Issuance of short-term debt                                     774,540        203,400      1,661,869        778,495
  Net change in commercial paper                                   42,800         19,850         63,400       (235,705)
  Retirement of long-term debt                                    (41,631)      (116,909)       (79,204)      (118,416)
  Retirement of short-term debt                                  (707,999)      (228,807)    (1,575,695)      (827,302)
  Retirement of preferred shares                                     (600)          (600)        (1,856)        (1,853)
  Issuance of common shares                                         2,561          1,586          9,400        216,919
  Acquisition of treasury shares                                  (84,520)        (1,211)      (182,500)      (103,740)
 Cash dividends paid on common shares                             (28,871)       (28,247)       (88,180)       (83,342)
 Cash dividends paid on preferred shares                             --             --             --             --
  Other, net                                                          112           (155)           350           (623)
                                                               ----------     ----------     ----------     ----------
      Net cash provided by (used in)
       financing activities                                        (3,105)      (108,424)      (145,538)        75,364
                                                               ----------     ----------     ----------     ----------
Net increase (decrease) in cash and
 cash equivalents                                                  (4,194)        (1,106)         1,710          1,952

Cash and cash equivalents at
   Beginning of period                                             36,684         29,391         30,780         26,333
                                                               ----------     ----------     ----------     ----------
Cash and cash equivalents at
   End of period                                               $   32,490     $   28,285     $   32,490     $   28,285
                                                               ==========     ==========     ==========     ==========
 *Net of effect from purchase of IWC Resources Corporation

The accompanying notes to consolidated financial statements are an integral part of this statement.

Consolidated Statement of Cash Flows
(In thousands)
                                                                Twelve Months
                                                           Ended September 30,
                                                   ----------------------------------
                                                     1998                      1997
                                                   ========                  ========
Cash flows from operating activities:
 Net income                                     $   189,200               $   186,352
Adjustments to reconcile net income
 to net cash:
  Depreciation and amortization                     253,667                   247,902
  Deferred federal and state income
   taxes, net                                       (17,784)                  (26,790)
  Deferred investment tax credits, net               (7,372)                   (7,553)
  Advance contract payment                            1,900                     1,900
  Change in certain assets and liabilities -*
   Accounts receivable, net                         (20,602)                  (82,883)
   Other receivables                                 44,811                   (52,397)
   Electric production fuel                            (392)                   14,050
   Materials and supplies                               252                       666
   Natural gas in storage                               (19)                   10,529
   Accounts payable                                  12,716                    26,159
   Taxes accrued                                    (12,148)                   57,233
   Fuel adjustment clause                             6,859                     6,001
   Gas cost adjustment clause                        27,155                      (782)
   Accrued employment costs                          (1,954)                    7,082
   Other accruals                                   (14,112)                    8,793
   Other, net                                        13,628                    13,812
                                                -----------               -----------
      Net cash provided by
       (used in) operating activitis                475,805                   410,074
                                                -----------               -----------
Cash flows provided by
   (used in) investing activities:
  Utilities construction expenditures              (234,623)                 (217,903)
  Acquisition of IWC Resources
    Corporation, net of cash acquired                  --                    (288,932)
  Acquisition of minority interest                     --                      (5,641)
  Proceeds from disposition of assets                16,475                    29,961
  Proceeds from settlement of litigation               --                      41,069
  Other, net                                        (99,802)                  (22,809)
                                                -----------               -----------
    Net cash used in investing activities          (317,950)                 (464,255)
                                                -----------               -----------
Cash flows provided by
   (used in) financing activities:
  Issuance of long-term debt                        254,179                   451,847
  Issuance of short-term debt                     1,912,882                 1,243,247
  Net change in commercial paper                     74,460                  (102,500)
  Retirement of long-term debt                     (285,392)                 (119,037)
  Retirement of short-term debt                  (1,790,617)               (1,414,651)
  Retirement of preferred shares                     (2,411)                   (2,411)
  Issuance of common shares                          11,047                   220,368
  Acquisition of treasury shares                   (211,837)                 (147,298)
  Cash dividends paid on common shares             (116,431)                 (108,847)
  Cash dividends paid on preferred shares              --                        (647)
  Other, net                                            470                      (510)
                                                -----------               -----------
      Net cash provided by (used in)
       financing activities                        (153,650)                   19,561
                                                -----------               -----------
Net increase (decrease) in cash and
 cash equivalents                                     4,205                   (34,620)

Cash and cash equivalents at
   Beginning of period                               28,285                    62,905
                                                -----------               -----------
Cash and cash equivalents at
   End of period                                $    32,490               $    28,285
                                                ===========               ===========
 *Net of effect from purchase of IWC Resources Corporation.

The accompanying notes to consolidated financial statements are an integral part of this statement.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HOLDING COMPANY STRUCTURE: NIPSCO Industries, Inc. (Industries) is an energy/utility-based holding company providing electric energy, natural gas and water to the public through its six wholly-owned regulated subsidiaries (Utilities): Northern Indiana Public Service Company (Northern Indiana); Kokomo Gas and Fuel Company (Kokomo Gas); Northern Indiana Fuel and Light Company, Inc.
(NIFL);  Crossroads  Pipeline Company  (Crossroads);  Indianapolis Water Company
(IWC); and Harbour Water Corporation (Harbour). Industries' regulated gas and electric subsidiaries (Northern Indiana, Kokomo Gas, NIFL and Crossroads) are referred to as "Energy Utilities"; and regulated water subsidiaries (IWC, and Harbour) are referred to as "Water Utilities."

      Industries also provides non-regulated energy/utility-related services including gas marketing and trading; wholesale power marketing; power generation; gas transmission, supply and storage; installation, repair and maintenance of underground pipelines; utility line locating and marking; and related products targeted at customer segments principally through the following wholly-owned subsidiaries: NIPSCO Development Company, Inc. (Development); NI Energy Services, Inc. (Services); Primary Energy, Inc. (Primary); Miller Pipeline Corporation (Miller); and SM&P Utility Resources, Inc. (SM&P). NIPSCO Capital Markets, Inc. (Capital Markets) handles financing for Industries and its subsidiaries, other than Northern Indiana and IWCR. These subsidiaries, other than the wholesale power marketing operations of Services, are referred to collectively as "Products and Services." On March 25, 1997, Industries acquired IWC Resources Corporation (IWCR). IWCR's subsidiaries include two regulated water utilities (IWC, and Harbour) and five non-utility companies including Miller and SM&P.

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

      DEPRECIATION AND MAINTENANCE. The Utilities provide depreciation on a straight-line method over the remaining service lives of the electric, gas, water and common properties. The approximate weighted average remaining lives for major components of electric, gas, and water plant are as follows:

                Electric:
                    Electric generation plant                           24 years
                    Transmission plant                                  26 years
                    Distribution plant                                  25 years
                    Other electric plant                                24 years

     The depreciation provision for electric utility plant, as a percentage of the original cost, was 3.8% for the three-month period, 3.7% for the nine-month period, and 3.6% for the twelve-month period, ended September 30,1998, and was 3.6% for the three-month and nine-month periods, and 3.7% for the twelve-month period ended September 30, 1997.

                Gas:
                    Gas storage plant                                   18 years
                    Transmission plant                                  34 years
                    Distribution plant                                  27 years
                    Other gas plant                                     24 years

     The depreciation provision for gas utility plant, as a percentage of the original cost, was 5.1% for the three-month, nine-month, and twelve-month periods ended September 30, 1998, and was 5.2% for the three-month, 5.1% for the nine-month, and 5.0% for the twelve-month period ended September 30, 1997.

                Water:
                    Water source and treatment plant                    34 years
                    Distribution plant                                  68 years
                    Other water plant                                   13 years

     The depreciation provision for water utility plant, as a percentage of the original cost, was 2.2% for the three-month, and 2.1% for the nine-month and twelve-month periods ended September 30, 1998, and was 2.0% for the three-month, 2.1% for the nine-month, and 2.0% for the twelve-month period ended September 30, 1997.

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

     PLANT ACQUISITION ADJUSTMENTS. Utility plant includes amounts representing the excess of purchase price over underlying book values associated with the acquisitions of Kokomo Gas, NIFL, IWC and Harbour. These amounts are being amortized over a forty-year period from the respective dates of acquisition. The plant acquisition adjustments net of accumulated amortization were $186.7 million and $190.4 million at September 30, 1998 and December 31, 1997, respectively.

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

      INTANGIBLE ASSETS. The excess of cost over the fair value of the net assets of non-utility subsidiaries acquired is reported as goodwill and is being amortized on a straight-line basis over a weighted average period of 34 years. Other intangible assets approximating $7.7 million are being amortized over a period of eight years. Industries assesses the recoverability of its intangible assets on a periodic basis to confirm that expected future cash flows will be sufficient to support the recorded intangible assets. Accumulated amortization of intangibles at September 30, 1998 and December 31, 1997, was approximately $4.0 million and $1.6 million, respectively.

      COAL RESERVES. Northern Indiana has a long-term mining contract to mine its coal reserves through the year 2001. The costs of these reserves are being recovered through the ratemaking process as such coal reserves are used to produce electricity.

     POWER  PURCHASED.  Power  purchases  and net  interchange  power with other
electric  utilities  under   interconnection   agreements  and  wholesale  power
purchases are included in Cost of Sales under the caption "Power purchased."

      ACCOUNTS RECEIVABLE. At September 30, 1998, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 2002.

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

      Comprehensive Income. Industries adopted SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. The objective of the statement is to report comprehensive income which is a measure of all changes in equity of an enterprise which result from transactions or other economic events during the period other than transactions with shareholders. This information is reported in Industries' Consolidated Statement of Common Shareholders' Equity. Industries' components of accumulated other comprehensive income includes unrealized gains (losses) on available for sale securities and unrealized gains (losses) on foreign currency translation adjustments. The accumulated amounts for these components, respectively, were $4.0 million and $(0.04) million as of July 1, 1997; $4.7 million and $(2.1) million as of July 1, 1998; $2.7 million and $(0.1) million as of January 1, 1997; $4.4 million and $(1.5) million as of January 1, 1998; $2.1 million and $(1.9) million, as of October 1, 1996: and $4.0 million and $(0.3) million as of October 1, 1997.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Industries considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

               Cash paid during the periods reported for income taxes and interest was as follows:

                                     Three Months             Nine Months               Twelve Months
                                 Ended September 30,      Ended September 30,        Ended September 30,
                                ---------------------   ------------------------     -------------------
(In thousands)                      1998        1997         1998         1997         1998        1997
                                  =======     =======      =======      =======       =======    =======
Income taxes                    $  19,313   $  19,000    $  95,413    $  80,700    $  131,562   $ 80,700
Interest, net of
  amounts capitalized           $  27,351   $  24,059    $  83,537    $  68,714    $  117,184   $ 99,906

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

     GAS COST ADJUSTMENT CLAUSE. All metered gas sales rates contain an adjustment factor, which reflects the increases and decreases in the cost of purchased gas, contracted gas storage and storage transportation charges. The Energy Utilities record any under-recovery or over-recovery as a current asset or current liability until such time it is billed or refunded to customers. The gas cost adjustment factor for Northern Indiana is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. The gas cost adjustment factor for each of Kokomo Gas and NIFL is subject to semi-annual hearings by the Commission and remains in effect for a six-month period. If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month or six-month period will be included in a future filing. The Northern Indiana gas cost adjustment factor includes a gas cost incentive mechanism (GCIM) which allows Northern Indiana to share any cost savings or cost increases with customers based on a comparison of Northern Indiana's actual gas supply portfolio costs to a market based benchmark price. See note 6, FERC Order No. 636 for a discussion of gas transition cost charges.

      NATURAL GAS IN STORAGE. Northern Indiana's natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in September 1998 and December 1997 the estimated replacement cost of gas in storage (current and non-current) at September 30, 1998 and December 31, 1997 exceeded the stated LIFO cost by approximately $15 million and $42 million, respectively. Certain other subsidiaries of Industries have natural gas in storage valued at average cost.

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

      Industries uses commodity futures contracts, options and swaps to hedge the impact of natural gas price fluctuations related to its business activities, including price risk related to the physical location of the natural gas (basis risk). As of September 30, 1998, Industries had open derivative financial instruments representing hedges of natural gas sales of 23.6 billion cubic feet
(Bcf), natural gas purchases of 14.1 Bcf and net basis differentials of 18.8 Bcf. The net deferred gain on these derivative financial instruments as of September 30, 1998 was not material.

      Industries utilizes options to hedge price risk associated with a portion of its fixed price purchase and sale commitments related to electricity. The deferred premiums on these options as of September 30, 1998 were not material.

     IMPACT OF ACCOUNTING STANDARDS. During June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that a company recognize those items as assets or liabilities in the balance sheet and measure them at fair value. This Statement generally provides for matching of the timing of gain or loss recognition of derivatives instruments designated as a hedge with the recognition of changes in the fair value of the hedged asset or liability through earnings. This Statement also provides that the effective portion of a hedging instrument's gain or loss on a forecasted transaction be initially reported in other comprehensive income and subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Industries expects to adopt this Statement on January 1, 2000, and is currently assessing the impact of adoption on its financial position and results of operations.
     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for the capitalization of certain costs related to computer software developed or obtained for internal use. Industries expects to adopt SOP 98-1 on January 1, 1999 and estimates that adoption will not have a significant impact on its financial position or results of operations.


      REGULATORY ASSETS. The Utilities' operations are subject to the regulation of the Commission and, in the case of the Energy Utilities, the FERC. Accordingly, the Utilities' accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The Utilities monitor changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of their operations. As of September 30, 1998 and December 31, 1997, the regulatory assets identified below represent probable future revenue to the Utilities associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of the Utilities'
operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:

                                                  September 30,        December 31,
(In thousands)                                        1998                  1997
                                                   ===========          ==========
Unamortized reacquisition premium on
  debt (Note 19)                                   $    44,112         $    46,748
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges and deferred
  depreciation (See below)                              63,383              66,546
Bailly scrubber carrying charges and
 deferred depreciation (See below)                       9,179               9,880
Deferred SFAS No. 106 expense not
 recovered (Note 10)                                    83,253              87,653
FERC Order No. 636 transition costs (Note 6)            23,126              28,744
Regulatory income tax asset, net  (Note 8)               7,398               6,941
Other                                                    5,025               4,261
                                                   -----------         -----------
                                                       235,476             250,773
Less: Current portion of regulatory assets              33,643              39,260
                                                   -----------         -----------
                                                   $   201,833         $   211,513
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

      INVESTMENTS IN REAL ESTATE. Development invests in a series of affordable housing projects within the Utilities' service territories. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Development accounts for these investments using the equity method. Investments, at equity, include $34.8 million and $30.1 million relating to affordable housing projects at September 30, 1998 and December 31, 1997, respectively.

      INCOME TAXES. Deferred income taxes are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by the Utilities. Deferred income taxes are provided as a result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. These taxes are reversed by a debit or credit to deferred income tax expense as the temporary differences reverse. Investment tax credits have been deferred and are being amortized to income over the life of the related property.

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

(4) PURCHASE OF BAY STATE GAS COMPANY: On December 18, 1997, Industries and Bay State Gas Company (Bay State) signed a definitive merger agreement under which Industries will acquire all of the common stock of Bay State in a stock-for-stock transaction valued at $40 per Bay State share. The transaction is valued at approximately $551 million. Bay State shareholders will have the option of taking up to 50 percent of the total purchase price in cash. Consummation of the merger is subject to certain closing conditions, including the approval by the Securities and Exchange Commission, FERC and state regulatory agencies in Massachusetts, New Hampshire and Maine. The shareholders of Bay State approved the merger on May 27, 1998, and the state regulatory agencies in Massachusetts, New Hampshire, and Maine have also approved the merger. The transaction is expected to be completed in late 1998.

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

     Certain creditors of NEMC have filed claims in the Canadian courts against Industries, Services, Capital Markets and NESI Canada, alleging certain misrepresentations relating to NEMC's financial condition and claiming damages. Industries and its affiliates intend to vigorously defend against such claims and any other claims seeking to assert that any party other than NEMC is responsible for NEMC's liabilities. Industries has fully reserved its investment in NEMC. Management believes that any additional loss relating to NEMC would not be material to the results of operations or financial position of Industries.

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

(7) ENVIRONMENTAL MATTERS: The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. The Utilities intend to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of approximately $16 million to cover probable corrective actions as of September 30, 1998; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Industries.

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

     On December 19, 1996, the Environmental Protection Agency (EPA) promulgated rules for Phase II of the Acid Rain nitrogen oxides (NOx) reduction program. For Phase I, during the summer of 1997, the EPA formally approved the Acid Rain Early Election permits for the pulverized coal units at D. H. Mitchell and R. M. Schahfer stations. The permits establish the Phase I limits for the NOx emissions on these units until 2007. On December 23, 1997, Northern Indiana submitted an Acid Rain Phase II NOx Compliance Plan to IDEM which included additional controls for two cyclone fired boilers and a plan for emission averaging to achieve the NOx limits for the system by 2000. Northern Indiana is conducting tests to demonstrate a cost effective combustion control technique on the Unit 12 cyclone fired boiler at Michigan City during 1998.

     The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants and other air pollutants as discussed below, which may require significant capital expenditures for control of these emissions. Northern Indiana cannot predict what these requirements will be or the costs of complying with these potential requirements.

      On September 24, 1998, the EPA Administrator signed the final rulemaking requiring certain states to reduce NOx levels to lower regional transport of ozone under the non-attainment provisions of the CAAA. Because NOx, along with other factors, contributes to ozone formation the EPA requires significant NOx reductions for 22 states, including Indiana, to address the ozone transport issue. According to the rule, the state of Indiana now has one year to develop an ozone control plan. Any resulting NOx emission limitations could be more restrictive than those imposed on electric utilities under the Acid Rain NOx reduction program. The EPA has encouraged states to achieve the reductions by requiring controls on electric utilities and large boilers. Northern Indiana is evaluating the EPA's final rule and evaluating potential requirements that could result from the final rule.

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

     The Energy Utilities have instituted a program to investigate former manufactured-gas plants where one of them is the current or former owner. The Energy Utilities have identified twenty-eight of these sites and made visual inspections of these sites. Initial samplings have been conducted at twenty sites. Follow-up investigations have been conducted at thirteen sites and remedial measures have been selected at six sites. The Energy Utilities will continue their program to assess and cleanup sites.

     During the course of various investigations, the Energy Utilities have identified impacts to soil, groundwater, sediment and surface water from former manufactured-gas plants. At three sites where residues were noted seeping into rivers, Northern Indiana notified IDEM and the EPA and immediately took steps to contain the material. The Energy Utilities have worked with IDEM or the EPA on investigation or remedial activities at several sites. Six of the sites have been enrolled in the IDEM Voluntary Remediation Program (VRP). The goal of placing these sites in the VRP is to obtain IDEM approval of the selection and implementation of whatever remedial measures, if any, may be required. The Energy Utilities anticipate placing additional sites in the VRP after remedial measures have been selected.

     Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified Cinergy Services, Inc. (Cinergy) (formerly PSI Energy, Inc.) that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities. In December 1996, Northern Indiana sent a written demand to Cinergy related to one of these sites, Goshen. Northern Indiana demanded that Cinergy pay Northern Indiana for costs Northern Indiana has already incurred and to be incurred to implement the needed remedy at the Goshen site. In August 1997, Northern Indiana filed suit in federal court against Cinergy seeking recovery of those costs. Northern Indiana and Cinergy are discussing settlement of that litigation.

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

               The components of the net deferred income tax liability at September 30, 1998 and December 31, 1997, are as
follows:

                                                    September 30,    December 31,
(In thousands)                                          1998            1997
                                                    ============     ===========
Deferred tax liabilities -
 Accelerated depreciation and other
    property differences                            $   788,970      $   779,223
  AFUDC-equity                                           33,460           35,282
 Adjustment clauses                                      11,485           35,253
 Other regulatory assets                                 30,270           31,862
 Reacquisition premium on debt                           17,658           18,335
Deferred tax assets -
 Deferred investment tax credits                        (37,924)        (40,017)
 Removal costs                                         (153,405)       (144,111)
 Other postretirement/postemployment benefits           (49,200)        (45,298)
 Other, net                                             (28,071)         (3,069)
                                                    -----------      -----------
                                                        613,243          667,460
Less: Deferred income taxes related to current
         assets and liabilities                         (15,650)          15,645
                                                    -----------      -----------
Deferred income taxes -noncurrent                   $   628,893      $   651,815
                                                    ===========      ===========

      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                     Three Months              Nine Months              Twelve Months
                                 Ended September 30,       Ended September 30,       Ended September 30,
                               ----------------------    ----------------------    ----------------------
(In thousands)                    1998         1997         1998         1997         1998         1997
                               =========    =========    =========    =========    =========    =========
Current income taxes -
 Federal                       $  26,063    $  19,259    $ 107,974    $  99,532    $ 106,568    $ 122,724

 State                             4,241        3,205       16,389       15,155       18,307       18,450

                               ---------    ---------    ---------    ---------    ---------    ---------
                                  30,304       22,464      124,363      114,687      124,875      141,174
                               ---------    ---------    ---------    ---------    ---------    ---------
Deferred income taxes, net -
 Federal                          (6,520)        (434)     (46,020)     (31,088)     (16,704)     (24,929)

 State                              (471)          23       (3,621)      (2,418)      (1,080)      (1,861)
                               ---------    ---------    ---------    ---------    ---------    ---------
                                  (6,991)        (411)     (49,641)     (33,506)     (17,784)     (26,790)
                               ---------    ---------    ---------    ---------    ---------    ---------
Deferred investment tax
    credits, net                  (1,821)      (1,832)      (5,463)      (5,467)      (7,372)      (7,553)
                               ---------    ---------    ---------    ---------    ---------    ---------
Total income taxes             $  21,492    $  20,221    $  69,259    $  75,714    $  99,719    $ 106,831
                               =========    =========    =========    =========    =========    =========

      A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                                               Three Months              Nine Months              Twelve Months
                                                           Ended September 30,       Ended September 30,       Ended September 30,
                                                         ----------------------    ----------------------    ----------------------
(In thousands)                                              1998         1997         1998         1997         1998         1997
                                                         =========    =========    =========    =========    =========    =========
Net income                                               $  43,127    $  35,869    $ 133,294    $ 134,943    $ 189,200    $ 186,352
Add-Income taxes                                            21,492       20,221       69,259       75,714       99,719      106,831
 Dividend requirements on
  preferred stocks of subsidiaries                           2,122        2,174        6,417        6,520        8,588        8,681
                                                         ---------    ---------    ---------    ---------    ---------    ---------
Income before preferred dividend
  requirements of subsidiaries and
  income taxes                                           $  66,741    $  58,264    $ 208,970    $ 217,177    $ 297,507    $ 301,864
                                                         =========    =========    =========    =========    =========    =========
Amount derived by multiplying
   pre-tax  income by the
    statutory rate                                       $  23,360    $  20,391    $  73,140    $  76,012    $ 104,127    $ 105,651

Reconciling items multiplied by the statutory rate:
    Book depreciation over
     related tax depreciation                                1,996        1,021        3,992        3,109        4,955        4,710
    Amortization of deferred
     investment tax credits                                 (1,821)      (1,832)      (5,463)      (5,467)      (7,372)      (7,553)
   State income taxes, net of
     federal income tax benefit                              2,286        2,106        7,032        7,433       10,820       10,132
    Reversal of deferred taxes
      provided at rates in excess
      of the current federal
      income tax rate                                       (2,543)      (1,033)      (5,085)      (4,069)      (5,079)      (6,485)
     Low-income housing
      credits                                                 (960)        (764)      (2,880)      (2,292)      (3,644)      (2,868)
     Nondeductible amounts
       related to amortization of
       intangible assets and plant
       acquisition adjustments                                 629          515        1,887        1,126        2,401        1,222
     Other, net                                             (1,455)        (183)      (3,364)        (138)      (6,489)       2,022
                                                         ---------    ---------    ---------    ---------    ---------    ---------
        Total income taxes                               $  21,492    $  20,221    $  69,259    $  75,714    $  99,719    $ 106,831
                                                         =========    =========    =========    =========    =========    =========


(9) PENSION PLANS: Industries and its subsidiaries have four noncontributory, defined benefit retirement plans covering the majority of their employees. Benefits under the plans reflect the employees' compensation, years of service and age at retirement.

     The change in the benefit obligation for 1997 and 1996 is as follows:

(In thousands)                                          1997             1996
                                                     =========        =========
Benefit obligation at beginning of year (January 1,) $ 743,634        $ 759,557
Service cost                                            14,714           16,300
Interest cost                                           57,938           53,477
Plan amendments                                         25,096             --
Actuarial (gain) loss                                   73,818          (39,024)
Acquisition of IWCR                                     15,722             --
Benefits paid                                          (55,166)         (46,676)
                                                     ---------        ---------
Benefit obligation at end of the year (December 31,) $ 875,756        $ 743,634
                                                     =========        ==========

               The change in the fair value of the plans' assets for the years 1997 and 1996 is as follows:

(In thousands)                                    1997         1996
                                               =========    =========
     year(January 1,)                          $ 790,978    $ 705,541
Actual return on plans' assets                   126,695       87,407
Employer contributions                            46,440       44,706
Acquisition of IWCR                               15,910         --
Benefits paid                                    (55,166)     (46,676)
                                               ---------    ---------
Plan assets at fair value at end of the year
 (December 31,)                                $ 924,857    $ 790,978
                                               =========    =========

     The plans' assets are invested primarily in common stocks, bonds and notes.


     The plans' funded status as of January 1, 1998 and January 1, 1997 is as follows:

                                                      January 1,     January 1,
(In thousands)                                           1998          1997
                                                      =========      =========
Plan assets in excess of  benefit obligation          $  49,101      $  47,344
Unrecognized net actuarial loss                         (46,960)       (66,976)
Unrecognized prior service cost                          47,114         25,172
Unrecognized transition amount                           32,107         38,062
                                                      ---------      ---------
Prepaid pension costs                                 $  81,362      $  43,602
                                                      =========      =========

      The benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula which considers expected future salary increases. Discount rates of 7.00% and 7.75% and rates of increase in compensation levels of 4.5% and 5.5% were used to determine the benefit obligation at January 1, 1998 and 1997, respectively. The increase in the benefit obligation at January 1, 1998 was impacted by the decrease in the discount rate from 7.75% to 7.00%. Prepaid pension costs were $114.7 million as of September 30, 1998.

      The following items are the components of provisions for pensions for the three-month, nine-month and twelve-month periods ended September 30, 1998 and September 30, 1997:


                                              Three Months              Nine Months              Twelve Months
                                           Ended September 30,       Ended September 30,      Ended September 30,
                                        -----------------------   ----------------------    ---------------------

(In thousands)                             1998           1997        1998        1997         1998          1997
                                          =======       =======     =======      =======      =======     =======
Service costs                           $   4,850    $   6,641    $  17,886    $  16,023    $  16,301    $  17,240
Interest costs                             15,712       31,651       59,280       65,003       51,922       68,869
Expected return on plan assets            (19,619)     (40,486)     (78,125)     (81,966)     (68,412)    (110,396)
Amortization of transition obligation       1,262        3,216        4,928        6,569        3,685        6,937
Amortization of prior service costs            96         --          4,279         --          3,869         --
Other net amortization and deferral          --          2,011         --          3,911         --         27,975
                                        ---------    ---------    ---------    ---------    ---------    ---------
                                        $   2,301    $   3,033    $   8,248    $   9,540    $   7,365    $  10,625
                                        =========    =========    =========    =========    =========    =========

               Assumptions used in the valuation and determination of 1998 and 1997 pension expense were as follows:

                                            1998           1997
                                           ======         ======
Discount rate                               7.00%          7.75%
Rate of increase in compensation levels     4.50%          5.50%
Expected long-term rate of return on assets 9.00%          9.00%

     The plans' assets are invested primarily in common stocks, bonds, and notes. A substantial portion of the plans' domestic equity investments are hedged against significant movements in the S&P 500 Index. The hedge will expire on December 31, 1998.

      IWCR participates in several industry-wide, multi-employer pension plans for certain of its union employees at Miller. These plans provide for monthly benefits based on length of service. Specified amounts per compensated hour for each employee are contributed to the trustees of these plans. Contributions of $0.6 million, $1.1 million and $1.4 million were made to these plans for the three-month, nine-month and twelve-month periods ended September 30, 1998, respectively. The relative position of each employer participating in these plans with respect to the actuarial present value of accumulated plan benefits and net assets available for benefits is not available.

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

      The following table sets forth the change in the plans' accumulated postretirement benefit obligation (APBO) for the years 1997 and 1996:

(In thousands)                                     1997         1996
                                                =========    =========
Accumulated postretirement benefit obligation
   at beginning of year  (January 1,)           $ 200,790    $ 257,915
Service cost                                        5,034        7,352
Interest cost                                      16,215       18,310
 Plan amendments                                    4,015      (10,482)
Actuarial (gain)                                  (10,242)     (65,718)
Acquisition of IWCR                                18,505         --
Benefits paid                                     (10,409)      (6,587)
                                                ---------    ---------
Accumulated postretirement benefit obligation
   at end of the year  (December 31,)           $ 223,908    $ 200,790
                                                =========    =========

               The change in the fair value of the plans' assets for the years 1997 and 1996 is as follows:

(In thousands)                                         1997        1996
                                                     ========    ========
Fair value of plan assets at beginning of year
 (January 1,)                                        $   --      $   --
Employer contributions                                 12,809       6,587
Benefits paid                                         (10,409)     (6,587)
                                                     --------    --------
Plan assets at fair value at end of the year
(December 31,)                                       $  2,400    $   --
                                                     ========    ========

               Following is the funded status for postretirement benefits as of January 1, 1998 and January 1, 1997:

                                                                   January 1,    January 1,
(In thousands)                                                       1998          1997
                                                                  =========     =========
Funded status                                                     $(221,508)   $(200,790)
Unrecognized net actuarial gain                                     (99,117)     (89,547)
Unrecognized prior service cost                                       4,195         --
Unrecognized transition amount                                      176,464      175,012
                                                                  ---------    ---------
Accrued liability for postretirement benefits                     $(139,966)   $(115,325)
                                                                  =========    =========

A discount rate of 7.00%, a pre-Medicare medical trend rate of 8% declining to a long-term rate of 5%, a discount rate of 7.75% and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%, were used to determine the APBO at January 1, 1998 and 1997, respectively. The increase in the APBO at January 1, 1998 was primarily attributable to the inclusion of IWCR's APBO and the decrease in the discount rate from 7.75% to 7.00%. The accrued liability for postretirement benefits was $146.2 million at September 30, 1998.

      Net periodic postretirement benefits costs, before consideration of the rate-making discussed previously, for the three-month, nine-month and twelve-month periods ended September 30, 1998 and September 30, 1997 include the following components:

                                             Three Months          Nine Months          Twelve Months
                                          Ended September 30,   Ended September 30,   Ended September 30,
                                       ----------------------  ---------------------- ---------------------

 (In thousands)                           1998        1997        1998        1997        1998        1997
                                        ========    ========    ========    ========    ========    ========
Service costs                           $  1,488    $  1,589    $  4,162    $  4,638    $  4,428    $  7,129
Interest costs                             4,073       4,798      12,219      14,056      14,041      17,129
Expected return on plan assets               (50)       --          (150)       --          (150)       --
Amortization of transition obligation      2,929       2,970       8,788       8,704      11,642      11,012
Amortization of prior service cost            75        --           225        --           504        --
Amortization of (gain) loss               (1,394)     (1,014)     (4,180)     (3,036)     (6,988)     (1,842)
                                        --------    --------    --------    --------    --------    --------
                                        $  7,121    $  8,343    $ 21,064    $ 24,362    $ 23,477    $ 33,428
                                        ========    ========    ========    ========    ========    ========

               Assumptions used in the determination of 1998 and 1997 net periodic postretirement benefit costs were as follows:

                                           1998           1997
                                           ======         ======
Discount rate                              7.00%          7.75%
Rate of increase in compensation levels    4.50%          5.50%

     The pre-Medicare medical trend rates used for 1998 and 1997 were 8% declining to a long-term rate of 5% and 9% declining to a long-term rate of 6%, respectively. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1998 by approximately $27.1 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $0.7 million and $2.2 million for the three-month and nine-month periods ended September 30, 1998. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the accumulated postretirement benefit obligation at January 1, 1998 by approximately $22.2 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $0.6 million and $1.8 million for the three-month and nine-month periods ended September 30, 1998. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.


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


(12)  Preferred  Stocks,   Redeemable  Solely  at  the  Option  of  the  Issuer,
Outstanding at September 30, 1998 and December 31, 1997 :

                                                                                        Redemption
                                                                                         Price at
                                                     September 30,     December 31,     September 30,
 (Dollars in thousands)                                 1998              1997              1998
                                                     ===========       ===========      ===========
Northern Indiana Public Service Company:
 Cumulative preferred stock -  $100 par value -
  4-1/4% series - 209,056 and 209,118 shares
        outstanding,  respectively                   $    20,906       $    20,912        $101.20
  4-1/2% series -  79,996 shares outstanding               8,000             8,000        $100.00
  4.22% series - 106,198 shares outstanding               10,620            10,620        $101.60
  4.88% series - 100,000 shares outstanding               10,000            10,000        $102.00
  7.44% series -   41,890 shares outstanding               4,189             4,189        $101.00
  7.50% series -   34,842 shares outstanding               3,484             3,484        $101.00
  Premium on preferred stock                                 254               254            N/A


 Cumulative preferred stock -
  no par value -
   Adjustable rate (6.00% at September 30, 1998),
     Series A (stated value $50 per share) 473,285
     shares outstanding                                   23,664            23,664        $50.00


Indianapolis Water Company:
 Cumulative preferred stock - $100 par value -
  Rates ranging from 4.00% to 5.00%, 44,966
     shares outstanding                                    4,497             4,497        $100 - $105
                                                     ------------       -----------
                                                     $     85,614       $   85,620
                                                     ============       ==========

     During the period October 1, 1997 to September 30, 1998, there were no additional issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of the issuer at the redemption prices shown.

(13) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 : Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of issuer, excluding sinking fund payments due within one year are as follows:

                                                      September 30,     December 31,
(Dollars in thousands)                                    1998              1997
                                                       ==========       ==========
Northern Indiana Public Service Company:
 Cumulative preferred stock -$100 par value -
   8.85% series - 50,000 and  62,500 shares
     outstanding, respectively                         $    5,000       $    6,250
   7-3/4% series - 38,906 shares outstanding                3,891            3,891
   8.35% series - 51,000 and 57,000 shares outstanding,
   respectively
5,100                  5,700
 Cumulative preferred stock -no par value -
   6.50% series - 430,000 shares outstanding               43,000           43,000
                                                       ----------       ----------
                                                       $   56,991       $   58,841
                                                       ==========       ==========

      The redemption prices at September 30, 1998, as well as sinking fund provisions for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:
                                                                     Sinking Fund or
 Series                Redemption Price Per Share              Mandatory Redemption Provisions
===   ========        ======================              ======================================
Cumulative preferred stock -$100 par value -
         8.85%        $101.11, reduced periodically             12,500 shares on or before April 1.

         8.35%        $103.44, reduced periodically             3,000 shares on or before   July  1;
                                                                increasing to 6,000
                                                                shares beginning in 2004;
                                                                noncumulative option
                                                                to double amount each year.

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

      Sinking fund requirements with respect to redeemable preferred stocks outstanding at September 30, 1998 for each of the twelve-month periods subsequent to September 30, 1999 are as follows:

Twelve Months Ended September 30,*
================================
2000                  $1,827,700
2001                  $1,827,700
2002                  $1,827,700
2003                  $1,827,700

* Table does not reflect redemptions made after September 30, 1998.

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

(15) COMMON SHARE DIVIDEND: During the next few years, Industries expects that the majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At September 30, 1998, Northern Indiana had approximately $146.8 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

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

The net income, preferred dividends and shares used to compute basic and diluted earnings per share is presented in the following table:




                                                               Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                                 September 30,           September 30,           September 30,
                                                             --------------------     --------------------    --------------------
 (Dollars in thousands, except per share amounts)                  1998      1997        1998      1997       1998       1997
 (Shares outstanding in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Basic
Weighted Average Number of Shares:
     Average Common Shares Outstanding                          119,495    125,496    121,833    123,446    122,645    122,785
                                                                =======    =======    =======    =======    =======    =======
Net Income to be Used to Compute Basic Earnings per Share:
Net Income                                                     $ 43,128   $ 35,869   $133,294   $134,943   $189,201   $186,352
                                                                =======    =======    =======    =======    =======    =======
Basic Earnings per Average Common Share                        $   0.36   $   0.28   $   1.09   $   1.09   $   1.54   $   1.51
                                                                =======    =======    =======    =======    =======    =======
Diluted
Weighted Average Number of Shares:
     Average Common Shares Outstanding                          119,495    125,496    121,833    123,446    122,785    122,645
     Dilutive effect for Nonqualified
     Stock Options                                                  566        351        555        339        522        558
                                                                -------    -------    -------    -------    -------    -------
Weighted Average Shares                                         120,061    125,847    122,388    123,784    123,166    123,344
                                                                =======    =======    =======    =======    =======    =======

Net Income to be Used to Compute Diluted Earnings per Share:
Net Income                                                     $ 43,128   $ 35,869   $133,294   $134,943   $189,201   $186,352
                                                                =======    =======    =======    =======    =======    =======
Diluted Earnings per Average Common Share                      $   0.35   $   0.28   $   1.08   $   1.09    $  1.53    $  1.51
                                                                =======    =======    =======    =======    =======    =======

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

      COMMON SHARE REPURCHASES. The Board has authorized the repurchase of Industries' common shares. At September 30, 1998, Industries had purchased approximately 50.7 million shares since 1989 at an average price of $15.91 per share. Approximately 11.4 million additional common shares may be repurchased under the Board's authorization.

(18) LONG-TERM INCENTIVE PLAN: Industries has two long-term incentive plans for key management employees that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 5.0 million of Industries' common shares to key employees through April 1998 and April 2004, respectively. At September 30, 1998, there were 3,242,700 shares reserved for future awards under the 1994 Plan. The 1994 Plan permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at September 30, 1998. Under this Plan, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries' common shares or a combination thereof. There were no SARs outstanding at September 30, 1998 and 11,200 SARs outstanding at September 30, 1997. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1997 and 1998 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 534,666 and 542,666 restricted shares outstanding at September 30, 1998 and December 31, 1997, respectively.

      The Industries Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 200,000 of Industries' common shares to nonemployee directors of Industries. The Plan provides for awards of common shares, which vest in 20% per year increments, with full vesting after five years. The Plan also allows the award of nonqualified stock options. If a director's service on the Board is terminated for any reason other than death or disability, any common shares not vested as of the date of termination are forfeited. As of September 30, 1998, 71,500 shares had been issued under the Plan.

      Industries accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against income for restricted stock awards was $0.7, $2.1, and $2.6 million and $0.5, $1.4 and $1.9 million for the three-month, nine-month and twelve-month periods ending September 30, 1998 and September 30, 1997, respectively. Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Industries' net income and earnings per share would have been reduced to the following pro forma amounts:

                                  Three Months                Nine Months               Twelve Months
                               Ended September 30,        Ended September 30,        Ended September 30,
                              ---------------------      ---------------------      ---------------------
                                 1998        1997           1998        1997           1998       1997
                                ======      ======         ======      ======          =====     ======
                                          (Dollars   in   thousands,   except  per share data)
Net Income:
 As reported                  $  43,127   $  35,869      $ 133,294   $ 134,943      $ 189,200   $186,352
 Pro forma                       42,839      35,661        132,580     134,321        188,273    185,520

Earnings Per Average Common Share:
 Basic:
   As reported                $    0.36   $    0.28       $   1.09   $    1.09      $    1.54    $  1.51
   Pro forma                       0.35        0.28           1.08        1.08           1.53       1.51
 Diluted:
  As reported                 $    0.35   $    0.28       $   1.08   $    1.09      $    1.53     $ 1.51
   Pro forma                       0.35        0.28           1.08        1.08           1.52       1.50

The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month, nine-month and twelve-month periods ended September 30, 1998 and September 30, 1997: risk-free interest rate of 5.70% and 6.29%, respectively; expected dividend yield per share of $0.67and $0.87, respectively; expected option term of five and one-quarter years and five years, respectively; and expected volatilities of 12.7% for both periods.

      Changes in outstanding shares under option for the three-month, nine-month and twelve-month periods ended September 30, 1998 and September 30, 1997 are as follows:


                                                 NONQUALIFIED STOCK OPTIONS

                                       --------------------------------------------
                                                      Weighted              Weighted
                                                      Average               Average
                                                      Option                Option
Three Months Ended September 30,          1998        Price      1997       Price
============================           =========    ========  =========    ========
Balance, beginning of period           2,193,600    $  16.79  2,195,400    $  15.37
 Granted                                 607,000       29.21    533,600       20.64
 Exercised                               115,500       17.76     92,600       15.81
 Canceled                                   --                     --
                                       ---------              ---------
Balance, end of period                 2,685,100       19.56  2,636,400       16.42
                                       =========              =========
Shares exercisable                     2,078,100       16.74  2,102,800       15.35
                                       =========              =========

                                                 NONQUALIFIED STOCK OPTIONS

                                       --------------------------------------------
                                                      Weighted              Weighted
                                                      Average               Average
                                                      Option                Option
Nine Months Ended September 30,           1998        Price      1997       Price
============================           =========    ========= =========   =========
Balance, beginning of period           2,535,400    $  16.41   2,360,900  $   15.33
 Granted                                 607,000       29.21     533,600      20.64
 Exercised                               437,100       14.65     234,400      14.76
 Canceled                                 20,200       20.64      23,700      18.90
                                       ---------               ---------
Balance, end of period                 2,685,100       19.56   2,636,400      16.42
                                       =========               =========
Shares exercisable                     2,078,100      16.74   2,102,800      15.35
                                       =========              =========

                                                 NONQUALIFIED STOCK OPTIONS

                                       --------------------------------------------
                                                      Weighted              Weighted
                                                      Average               Average
                                                      Option                Option
Twelve Months Ended September 30,         1998        Price      1997       Price
============================           =========    ========= =========   =========
Balance, beginning of period           2,633,400    $  16.42  2,612,400   $   15.33
 Granted                                 607,000       29.21    533,600       20.64
 Exercised                               530,100       14.97    474,100       14.99
 Canceled                                 25,200       20.64     35,500       18.54
                                       ---------              ---------
Balance, end of period                 2,685,100       19.56  2,636,400       16.42
                                       =========              =========
Shares exercisable                     2,078,100       16.74  2,102,800       15.35
                                       =========              =========
Weighted average fair value
 of options granted                    $    4.28              $    2.66
                                       =========              =========

     The following table summarizes information about non-qualified stock options at September 30, 1998:

                                           OPTIONS OUTSTANDING

                    ------------------------------------------------------------
                               Number          Weighted Average
   Range of                Outstanding at        Remaining        Weighted Average
  Option Price           September 30, 1998    Contractual Life     Option Price
==============            ===============      ===============     ===============

$ 8.66 to $ 8.97                   91,000      1.50 years         $    8.63
$11.47 to $18.91                1,511,600      7.91 years         $   18.91
$20.64 to $29.22                1,082,500      7.27 years         $   25.45
----------------                ---------      ----------         ---------
$ 8.66 to $29.22                2,685,100      7.27 years         $   19.56
                                =========

                                           OPTIONS EXERCISABLE

                    ------------------------------------------------------------
                              Number
   Range of                Exercisable at       Weighted Average
  Option Price            September 30, 1998     Option Price
=============              ================      ==============
$ 8.66 to $ 8.97               91,000                $ 8.63
$11.47 to $18.91            1,511,600                $18.91
$20.64 to $29.22              475,000                $20.64
----------------            ---------                ------
$ 8.66 to $29.22            2,078,100                $16.74
                            =========

(19) Long-Term Debt: At September 30, 1998 and December 31, 1997, Industries' outstanding long-term debt, excluding amounts due within one year, issued and not retired or canceled was as follows:

                                                              September30,     December 31,
(Dollars in thousands)                                            1998           1997
                                                               ==========     ==========
First mortgage bonds -
 Interest rates between 5.05% and 9.83% with a weighted
 average interest rate of
   6.62% and various maturities
   between May 1, 2001 and September 1, 2025                  $   186,600    $   187,100

Pollution control notes and bonds-
 Interest rates between 3.50% and 5.70% with a weighted
 average interest rate of
  3.82% and various maturities
  between October 1, 2003 and April 1, 2019                       241,000        241,000

Medium-term notes -
 Interest rates between 6.10% and 7.99% with a weighted
 average interest rate of
  7.19% and various maturities
  between March 20, 2000 and August 4, 2027                     1,048,025      1,048,025

Subordinated Debentures -
  7-3/4%, due March 31, 2026                                       75,000         75,000

Senior Notes Payable -
  6.78%, due December 1, 2027                                      75,000         75,000

Notes payable -
 Interest rates between 6.31% and 9.00% with a weighted
 average interest rate of
  7.44% and various maturities
  between October 1, 1999 and January 1, 2008                      42,304         40,229

Variable bank loan -
  6.63% -due August, 2003                                           5,600          5,600

Unamortized premium and discount on long-term debt, net            (3,679)        (4,029)
                                                              -----------    -----------

    Total long-term debt, excluding amounts due in one year   $ 1,669,850    $ 1,667,925
                                                              ===========    ===========

     In July 1998, IWC refinanced $40 million of first mortgage bonds lowering the interest rate from 7.875% to 5.05%

      The sinking fund requirements of long-term debt outstanding at September 30, 1998 (including the maturity of Northern Indiana's first mortgage bonds:
Series T, 7.50%, due April 1, 2002; Northern Indiana's medium-term notes due from March 20, 2000 to July 8,2003; NDC Douglas Properties, Inc.'s notes payable due October 1,1999 through September 1, 2003; IWC's first mortgage bonds: Series
5.20%,  due May 1, 2001 and Series 8.00%,       due December 15,2001; and IWCR's
senior notes payable, due March 15, 2001), for each of the twelve-month periods subsequent to September 30, 1999 are as follows:

Twelve Months Ended September 30,
================================
2000               $163,657,346
2001                 49,716,021
2002                 66,985,975
2003                133,810,223

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

       On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217.7 million of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of September 30, 1998, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

       IWC's first mortgage bonds are secured by its utility plant. Provisions of trust indentures related to the 8% Series Bonds require annual sinking fund or improvement fund payments amounting to 1/2% of the maximum aggregate amount outstanding. As permitted, this requirement has been satisfied by substituting a portion of permanent additions to utility plant.

     On July 15, 1998, IWC issued Refunding Revenue Bonds, Series 1998 in the aggregate principal amount of $40 million. The proceeds from the Series 1998 Bonds were used to redeem the City of Indianapolis, Indiana 7-7/8% Economic Development Water Facilities Revenue Bonds and the Town of Fishers, Indiana 7-7/8% Economic Development Water Facilities Revenue Bonds. The Series 1998 bonds will bear interest from July 15, 1998, at the rate of 5.05% per annum and will mature on July 15, 2028.

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

      The obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of Industries, other than the assets of Northern Indiana, reflected in the consolidated financial statements of Industries, was approximately $1.3 billion at September 30, 1998.

(20) CURRENT PORTION OF LONG-TERM DEBT: At September 30, 1998 and December 31, 1997, Industries' current portion of long-term debt due within one year was as follows:

                                                     September 30,        December 31,
(Dollars in thousands)                                  1998                  1997
                                                      ===========         ==========
First Mortgage Bonds                                  $    14,509         $   14,509

Medium-term notes -
  Interest rates of 5.83% and 5.95% with a weighted
   average interest rate of 5.86% and various
   maturities between April 6, 1998 and April 13, 1998       --               35,000

Notes payable -
Interest rates of 6.72% and 9.00% with a weighted
   average interest rate of 7.87% and various
   maturities between October 1, 1998
   and September 1, 1999                                    4,709              3,612

Sinking funds due within one year                           1,500              1,500
                                                      -----------         ----------
   Total current portion of long-term debt            $    20,718         $   54,621
                                                      ===========         ==========

(21) SHORT-TERM BORROWINGS: Northern Indiana and Capital Markets make use of commercial paper to fund short-term working capital requirements. As of September 30, 1998 and December 31, 1997, Northern Indiana had $67.9 million and $71.5 million of commercial paper outstanding, respectively. At September 30, 1998, the weighted average interest rate of commercial paper outstanding was 5.58%. As of September 30, 1998 and December 31, 1997, Capital Markets had $84.0 million and $17.0 million of commercial paper outstanding. At September 30, 1998, the weighted average interest rate of commercial paper outstanding was 5.90%.

     In September 1998, Northern Indiana entered into a five-year $100 million revolving credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 1999, respectively. The 364-day agreement may be extended at expiration for additional periods of 364 days upon the request of Northern Indiana and agreement by the banks. Under these agreements, Northern Indiana may borrow funds at a floating rate of interest or, at Northern Indiana's request under certain circumstances, a fixed rate of interest for a short term period. These agreements provide financing flexibility to Northern Indiana and may be used to support the issuance of commercial paper. At September 30, 1998, there were no borrowings outstanding under either of these agreements. Concurrently with entering into such agreements, Northern Indiana terminated its then existing revolving credit agreement which would otherwise have terminated on August 19, 1999.

  . In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1999. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1998, there were no borrowings under these lines of credit. The lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1998, there was $25.5 million outstanding under these lines of credit. At December 31, 1997, there was $47.5 million outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1998, there were no borrowings outstanding under this facility.

       In September, 1998, Capital Markets entered into a five-year $100 million revolving credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 1999, respectively. The 364-day agreement may be extended at expiration for additional periods of 364 days upon the request of Capital Markets and agreement by the banks. Under these agreements, Capital Markets may borrow funds at a floating rate of interest or, at Capital Market's request under certain circumstances, a fixed rate of interest for a short term period. These agreements provide financing flexibility to Capital Markets and may be used to support the issuance of commercial paper. At September 30, 1998, there were no borrowings outstanding under either of these agreements. Concurrently with entering into such agreements, Capital Markets terminated its then existing revolving credit agreement which would otherwise have terminated on August 19, 1999.

     Capital Markets also has $130 million of money market lines of credit. As of September 30, 1998 and December, 1997, $94.5 million and $20.1 million, respectively, were outstanding under these lines of credit.

      IWCR and its subsidiaries have lines of credit with banks aggregating $93.7 million. As of September 30, 1998 and December 31, 1997, $85.1 million and $48.9 million, respectively, were outstanding under these lines of credit.

               At  September  30,  1998  and  December  31,  1997,   Industries'
          short-term borrowings were as follows:

                               September 30,      December 31,
(In thousands)                      1998               1997
                                ===========       ===========
  Commercial paper               $151,900           $ 88,500
  Notes payable                   211,154            116,469
  Revolving loan facility            --                7,670
                                 --------           --------
   Total short-term borrowings   $363,054           $212,639
                                 ========           ========

(22) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from Development at a current annual rental payment of approximately $3.4 million.

     The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 1998:

  Twelve Months Ended September 30,
===========================================
(In thousands)
   1999                            $ 28,738
   2000                              29,596
   2001                              29,203
   2002                              60,473
   2003                              25,620
   Later years                      293,600
                                   --------
Total minimum payments required    $467,230
                                    =======

               The consolidated financial statements include rental expense for all operating leases as follows:

                           September 30,      September 30,
(In thousands)                  1998             1997
                            ===========      ===========
Three months ended           $  6,167         $ 2,112
Nine months ended              17,699           6,652
Twelve months ended            19,886           9,287

(23) COMMITMENTS: The Utilities estimate that approximately $1.019 billion will be expended for construction purposes for the period from January 1, 1998 to December 31, 2002. Substantial commitments have been made by the Utilities in connection with their programs.

      Northern Indiana has entered into a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and Mitsubishi Heavy Industries America, Inc., under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at Bailly Generating Station. Services under this contract commenced on September 15, 1992 with annual charges approximating $20 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminates the agreement prior to the end of the twenty-year contract period.

      During the fourth quarter of 1995, Northern Indiana entered into a ten year agreement with IBM to perform all data center, application development and maintenance, and desktop management. Annual fees under the agreement are estimated at $20.6 million.

(24) PRIMARY ENERGY: Primary arranges energy-related projects for large energy-intensive facilities and has entered into certain commitments in connection with these projects. Primary offers large energy customers, nationwide, expertise in managing the engineering, construction, operation and maintenance of energy-related projects. Primary is the parent of the following subsidiaries: Harbor Coal Company (Harbor Coal); North Lake Energy Corporation (North Lake); Lakeside Energy Corporation (LEC); Portside Energy Corporation (Portside); and Cokenergy, Inc. (CE).

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

      Portside has entered into an agreement with National Steel Corporation (National) to utilize a 63-megawatt energy facility at National's Midwest Division to process natural gas into electricity, process steam and heated water for a fifteen-year period. Portside has entered into a lease with a third-party lessor for use of the facility. Capital Markets has guaranteed certain Portside obligations to the lessor. Construction of the project began in June 1996 and the facility began commercial operation on September 26, 1997.

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

      Primary has advanced approximately $36.8 million and $107 million, at September 30, 1998 and December 31, 1997, respectively, to the lessors of the energy related projects discussed above. These net advances are included in "Other Receivables" in the Consolidated Balance Sheet and as a component of operating activities in the Consolidated Statement of Cash Flows.

     Primary is evaluating other potential projects with Northern Indiana customers as well as with potential customers outside of Northern Indiana's service territory. Projects under consideration include those which use industrial by-product fuels and natural gas to produce electricity . (25) FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

      The carrying values and estimated fair values of Industries' financial instruments (excluding derivatives) are as follows:


                                      September 30, 1998             December 31, 1997
                                  --------------------------   ---------------------------
                                    Carrying      Estimated      Carrying      Estimated
(In thousands)                       Amount       Fair Value      Amount       Fair Value
                                    ========      ========        ========     ========
Cash and cash equivalents          $   32,490   $   32,490     $   30,780   $   30,780
Investments                            43,608       42,497         32,625       32,886
Long-term debt (including
 current portion)                   1,690,568    1,776,050      1,722,546    1,718,897
Preferred stock                       144,433      138,158        146,289      139,814

      The  majority of the  long-term  debt relates to utility  operations.  The
Utilities are subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(26) CUSTOMER CONCENTRATIONS: Industries' utility subsidiaries supply natural gas, electric energy and water. Natural gas and electric energy are supplied to the northern third of Indiana. The water utilities serve Indianapolis, Indiana and surrounding areas. Although the Energy Utilities have a diversified base of residential and commercial customers, a substantial portion of their electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 3% and 4% of gas revenue (including transportation services) and 13% and 19% of electric revenue for the twelve months ended September 30, 1998 and September 30, 1997, respectively.

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

     The following tables provides information about Industries' business segments. Industries uses income before interest and other charges and income taxes as its primary measurement for each of the reported segments. Adjustments have been made to the segment information to arrive at information included in the results of operations and financial position of Industries. Such adjustments include unallocated corporate revenues and expenses and the elimination of intercompany transactions, a majority of which are intercompany receivables and payables. The accounting policies of the operating segments are the same as those described in Note 2, "Summary of Significant Accounting Policies."


(In thousands)                                                                             Other
For the three months ended                                                       Gas      Products
September 30, 1998                        Gas      Electric       Water      Marketing   & Services   Adjustments    Total
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                   $   80,953   $  469,119   $   24,374   $  136,746   $   67,985   $  (31,385)  $  747,792
Other Income (Deductions)            $      153   $      181   $      355   $      417   $      159   $    1,605   $    2,870
Depreciation and amortization        $   18,868   $   39,438   $    2,968   $       77   $    3,012   $       54   $   64,417
Income before Interest and Other
   Charges and Income Taxes          $  (15,338)  $  108,107   $    9,163   $    1,555   $   10,119   $  (13,788)  $   99,818
Assets                               $  918,549   $2,509,137   $  $604,971  $   74,549   $1,461,588   $ (731,564)  $4,837,230


 (In thousands)                                                                           Other
For the three months ended                                                       Gas      Products
September 30, 1997                        Gas      Electric       Water      Marketing   & Services   Adjustments    Total
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                   $   90,258   $  342,030   $   23,577   $  108,068   $   64,108   $  (31,726)  $  596,315
Other Income (Deductions)            $      (26)  $      108   $      414   $      475   $    3,783   $     (990)  $    3,764
Depreciation and amortization        $   18,414   $   39,084   $    2,584   $       58   $    3,066   $    1,506   $   64,712
Income before Interest and Other
  Charges and Income Taxes           $  (18,113)  $   94,419   $    9,815   $      732   $   17,638   $  (14,317)  $   90,174

Assets                               $  956,110   $2,536,672   $  547,581   $   72,908   $1,098,615   $ (415,973)  $4,795,913


 (In thousands)                                                                           Other
For the nine months ended                                                        Gas      Products
September 30, 1998                        Gas      Electric       Water      Marketing   & Services   Adjustments    Total
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                   $  434,033   $1,138,592   $   62,940   $  451,543   $  187,142  $  (94,706)   $2,179,544
Other Income (Deductions)            $    1,065   $      354   $      575   $    1,588   $    4,719  $    2,086    $   10,387
Depreciation and amortization        $   56,390   $  117,162   $    8,616   $      193   $    8,813  $      160    $  191,334
Income before Interest and Other
   Charges and Income Taxes          $   30,590   $  258,885   $   21,022   $    3,711   $   29,196  $  (39,912)   $  303,492
Assets                               $  918,549   $2,509,137   $  604,971   $   74,549   $1,461,588  $ (731,564)   $4,837,230




 (In thousands)                                                                           Other
For the nine months ended                                                        Gas      Products&
September 30, 1997                        Gas      Electric       Water      Marketing   & Services   Adjustments    Total
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                   $  544,668   $  874,344   $   42,372   $  278,441   $  151,818   $ (112,191)  $1,779,452
Other Income (Deductions)            $       53   $      359   $      872   $    2,828   $   14,602   $   (1,725)  $   17,475
Depreciation and amortization        $   54,616   $  116,188   $    5,151   $      173   $    8,617   $    2,726   $  187,471
Income before Interest and Other
  Charges and Income Taxes           $   43,989   $  232,422   $   15,959   $    6,912   $   42,244   $  (35,107)  $  306,419
Assets                               $  956,110   $2,536,672   $  547,581   $   72,908   $1,098,615   $ (415,973)  $4,795,913




 (In thousands)                                                                           Other
For the twelve months ended                                                      Gas      Products&
September 30, 1998                        Gas      Electric       Water      Marketing   & Services   Adjustments    Total
--------------------------------------------------------------------------------------------------------------------------
Operating revenues                   $  696,604   $1,450,579   $   81,311   $  654,088   $  247,408   $ (143,357)  $2,986,633
Other Income (Deductions)            $    1,348   $      632   $    1,167   $    2,109   $    1,054   $    2,370   $    8,680
Depreciation and amortization        $   74,621   $  154,818   $   11,101   $      253   $   11,910   $      964   $  253,667
Income before Interest and Other
  Charges and  Income Taxes          $   75,551   $  338,706   $   27,665   $    3,884   $   35,936   $  (58,348)  $  423,394
Assets                               $  918,54    $2,509,137   $  604,971   $   74,549   $1,461,588   $ (731,564)  $4,837,230



 (In thousands)                                                                            Other
For the twelve months ended                                                      Gas       Products
September 30, 1997                        Gas      Electric       Water      Marketing   & Services   Adjustments    Total
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                   $  816,223   $1,127,143   $   42,372   $  354,315   $  179,295$  (159,823)      $2,359,525
Other Income (Deductions)            $      911   $      614   $      872   $    3,643   $   16,498$    (1,680)      $   20,858
Depreciation and amortization        $   71,670   $  151,414   $    5,151   $      183   $   16,715$     2,768       $  247,901
Income before Interest and Other
  Charges and  Income Taxes          $   87,067   $ 309,368    $   15,959   $    9,938   $   39,210$   (43,470)     $   418,072
Assets                               $  956,110   $2,536,672   $  547,581   $   72,908   $1,098,615 $ (415,973)      $4,795,913

               ITEM  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


HOLDING COMPANY -

      NIPSCO Industries, Inc. (Industries) is an energy/utility-based holding company providing electric energy, natural gas and water to the public through its six wholly-owned regulated subsidiaries (Utilities): Northern Indiana Public Service Company (Northern Indiana); Kokomo Gas and Fuel Company (Kokomo Gas); Northern Indiana Fuel and Light Company, Inc. (NIFL); Crossroads Pipeline Company (Crossroads); Indianapolis Water Company (IWC); and Harbour Water Corporation (Harbour). Industries' regulated gas and electric subsidiaries (Northern Indiana, Kokomo Gas, NIFL and Crossroads) are referred to as "Energy Utilities"; and regulated water subsidiaries (IWC, and Harbour,) are referred to as "Water Utilities."

               Industries also provides non-regulated energy/utility-related products and services including gas marketing and trading; wholesale electric marketing; power generation; gas transmission, supply and storage; installation, repair and maintenance of underground pipelines; utility line locating and marking; and related products targeted at customer segments principally through the following wholly-owned subsidiaries: NIPSCO Development Company, Inc. (Development); NI Energy Services, Inc. (Services); Primary Energy, Inc. (Primary); Miller Pipeline Corporation (Miller); and SM&P Utility Resources, Inc. (SM&P). NIPSCO Capital Markets, Inc. (Capital Markets) handles financing for Industries and its subsidiaries, other than Northern Indiana and IWCR. These subsidiaries, other than the wholesale power marketing operations of Services, are referred to collectively as "Products and Services."

     On March 25, 1997, Industries acquired IWC Resources Corporation (IWCR). IWCR's subsidiaries include two regulated water utilities (IWC, and Harbour) and five non-utility companies providing utility-related products and services including installation, repair and maintenance of underground pipelines and utility line locating and marking. The two primary non-utility subsidiaries are Miller and SM&P. Industries' results of operations include three, nine and twelve months of operating results from IWCR for the three-month, nine-month and twelve-month periods ended September 30, 1998, and three months for the three month period and six months for the nine-month, and twelve-month periods ended September 30, 1997.


REVENUES -

      Total operating revenues for the twelve months ended September 30, 1998 increased $627.1 million as compared to the twelve months ended September 30, 1997. The increase includes $100.6 million reflecting twelve months of operating revenues from IWCR for the period. Gas revenues decreased $119.6 million, electric revenues increased $323.4 million and Products and Services revenues, excluding Pipeline construction, Locate and marking, increased $322.7 million, as compared to the same period in 1997. The decrease in gas revenues was mainly due to decreased sales to residential and commercial customers reflecting unusually warm weather during the first quarter of 1998, decreased industrial sales, decreased gas transition costs and decreased gas cost per dekatherm
(dth), partially offset by increased wholesale sales and increased deliveries of gas transported for others. The increase in electric revenues was mainly attributable to increased sales to residential and commercial customers due to warmer weather during the second and third quarter of 1998, and increased wholesale transactions, partially offset by decreased sales to industrial customers and decreased fuel costs per kilowatt-hour (kwh). Increased volumes in gas marketing to existing and new customers resulted in an increase of $315.5 million in Products and Services revenues for the twelve-month period ended September 30, 1998. For the twelve months ended September 30, 1998, volumes in gas marketing were 249.4 million dth, an increase of 137.2 million dth over the same period in 1997.

     Total operating revenues for the nine months ended September 30, 1998 increased $400.1 million as compared to the nine months ended September 30, 1997. The increase includes $51.0 million reflecting nine months of operating revenues from IWCR for the period. Gas revenues decreased $110.6 million, electric revenues increased $264.2 million and Products and Services revenues, excluding Pipeline construction, Locate and marking, increased $195.5 million, as compared to the same period in 1997. The decrease in gas revenues was largely attributable to decreased sales to residential and commercial customers due to unusually warm weather during the first quarter of 1998, decreased gas costs per dekatherm (dth), decreased sales to industrial customers and decreased gas transition costs which were partially offset by increased wholesale sales and increased deliveries of gas transported for others. The increase in electric revenues was mainly attributable to increased sales to residential and commercial customers due to warmer weather during the second and third quarter of 1998 and increased wholesale transactions. Increased volumes in gas marketing to existing and new customers resulted in an increase of $194.2 million in the Products and Services revenues for the nine-month period ended September 30, 1998. For the nine months ended September 30, 1998, volumes in gas marketing were 193.4 million dth, an increase of 100.7 million dth over the same period in 1997.

     Total operating revenues for the three months ended September 30, 1998 increased $151.5 million as compared to the three months ended September 30, 1997. Gas revenues decreased $9.3 million, electric revenues increased $127.1 million, water revenues increased $0.8 million, and Products and Services revenues, increased $32.9 million compared to the same period in 1997. The decrease in gas revenues was mainly attributable to decreased sales to residential and commercial customers as a result of warmer weather during the third quarter, decreased gas cost per dth and decreased gas transition costs partially offset by increased sales to wholesale customers. The increase in electric revenues was mainly attributable to increased sales to residential and commercial customers due to warmer weather and increased wholesale transactions, partially offset by decreased industrial sales and decreased fuel cost per kwh. Increased volumes in gas marketing resulted in an increase of $29.2 million in Products and Services revenues for the three-month period ended September 30, 1998. For the three-months ended September 30, 1998, gas marketing volumes were
66.5 million dth, an increase of 25.0 million dth compared to the three months ended September 30, 1997.

      The basic steel industry accounted for 35% of natural gas delivered (including volumes transported) and 16% of electric sales for the Energy Utilities for the twelve months ended September 30, 1998.

    The components of the variations in gas, electric, water and Products and Services revenues are shown in the following table:

                                                Variations from Prior Periods

                              ---------------------------------------------------------------------
                                       September 30,1998  Compared to September 30, 1997

                             ---------------------------------------------------------------------
                                       Three             Nine          Twelve
(In thousands)                         Months            Months         Months
                                       =======          ========       =======
Gas Revenue -
  Pass through of net changes in
    purchased gas costs, gas storage,
     and storage transportation costs   $  (4,985)   $ (29,874)   $ (38,189)
  Gas transition costs                     (5,109)     (18,695)     (22,659)
  Changes in sales levels                     479      (63,824)     (61,283)
Gas transported                               310        1,758        2,512
                                        ---------    ---------    ---------
Gas Revenue Change                         (9,305)    (110,635)    (119,619)
                                        ---------    ---------    ---------
Electric Revenue                             --
  Pass through of net changes
     in fuel costs                         (4,033)      (5,094)      (6,458)
  Changes in sales levels                  36,324       59,304       55,853
  Wholesale electric marketing             94,798      210,038      274,041
                                        ---------    ---------    ---------
Electric Revenue Change                   127,089      264,248      323,436
                                        ---------    ---------    ---------
Water Revenue Change                          797       20,568       38,939
                                        ---------    ---------    ---------
Products and Services Revenues -
  Gas marketing                            29,183      194,163      315,494
  Pipeline construction                     1,466       12,059       27,404
  Locate and marking                        2,219       15,483       29,917
  Other                                        28        4,206       11,537
                                        ---------    ---------    ---------
Products and Services Revenue Change       32,896      225,911      384,352
                                        ---------    ---------    ---------
   Total Revenue Change                 $ 151,477    $ 400,092    $ 627,108
                                        =========    =========    =========

See "Summary of Significant Accounting Policies - Gas Cost Adjustment Clause" in the Notes to Consolidated Financial Statements for a discussion of gas cost incentive mechanism. Also, see Note 6 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

      The Energy Utilities' gas costs decreased $10.3 million, $88.0 million and $97.6 million for the three-month, nine-month, and twelve-month periods ended September 30, 1998, respectively. Gas costs decreased for the three-month, nine-month, and twelve-month periods due to decreased gas purchases, decreased gas transition costs and decreased gas costs per dth. The average cost for the Energy Utilities' purchased gas for the three-month, nine-month, and twelve-month periods ended September 30, 1998, after adjustment for gas transition costs billed to transport customers, was $2.56, $2.67 and $2.87 per dth, respectively, as compared to $3.09, $3.10 and $3.22 per dth for the same periods in 1997.

FUEL AND PURCHASED POWER -

      The cost of fuel for electric generation increased $7.2 million, $15.2 million and $15.3 million for the three-month, nine-month and twelve-month periods ended September 30, 1998, compared to the 1997 periods, mainly as a result of increased production of electricity.

      Power purchased increased for the three-month, nine-month and twelve-month periods ended September 30, 1998 reflecting increased wholesale power marketing activities.

COST OF PRODUCTS AND SERVICES -

      The cost of sales for Products and Services increased $363.9 million for the twelve months ended September 30, 1998. The increase includes $44.8 million reflecting twelve months of cost of sales from IWCR for the period. Increased volumes in gas marketing activities increased cost of sales $327.5 million for the twelve months ended September 30, 1998, compared to the twelve months ended September 30, 1997.

     The cost of sales for Products and Services increased $219.3 million for the nine months ended September 30, 1998, compared to the 1997 period. The increase includes $23.4 million related to the cost of sales for IWCR in the current period. Increased volumes in gas marketing activities increased cost of sales $203.1 million for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997.

       The cost of sales for Products and Services increased $32.1 million for the three months ended September 30, 1998, compared to the 1997 period mainly due to increased volumes in gas marketing activities, which increased cost of sales $31.4 million for the three months ended September 30, 1998, compared to the three months ended September 30, 1997.

OPERATING MARGINS -

      Operating margins for the twelve months ended September 30, 1998 increased $59.7 million from the same period a year ago. The increase in operating margins includes $55.7 million related to twelve months of IWCR operations in the period. The operating margin from gas deliveries decreased $22.0 million due to decreased sales to residential and commercial customers reflecting unusually warm weather in the first quarter of 1998 and decreased industrial sales which were partially offset by increased sales to wholesale customers, and increased deliveries of gas transported for others. Electric operating margin increased
$22.3 million mainly as a result of increased sales to residential and commercial customers due to warmer weather and increased wholesale transactions, which were partially offset by additional wholesale power marketing costs. The operating margin for Products and Services, excluding Pipeline construction, Locate and marking, increased $3.7 primarily due to increased margin at Primary Energy.

     Operating margins for the nine months ended September 30, 1998 increased $24.1 million from the same period a year ago. The increase in operating margins includes $27.5 million related to nine months of IWCR operations in the current period. Gas operating margin decreased $22.7 million due to decreased sales to residential and commercial customers reflecting unusually warm weather during the first half of 1998 and decreased industrial sales, partially offset by increased wholesale sales and increased deliveries of gas transported for others. Electric operating margin increased $19.6 million mainly as a result of increased sales to residential and commercial customers due to warmer weather and increased wholesale transactions, which were partially offset by additional wholesale power marketing costs. The operating margin for Products and Services, excluding Pipeline construction, Locate and marking, decreased $0.3 million.

      Operating margins for the three months ended September 30, 1998 increased $17.0 million from the same period a year ago. Gas operating margin increased $1.0 million due to increased sales to wholesale customers and increased deliveries of gas transported for others partially offset by decreased sales to residential and commercial customers reflecting milder weather during the period and decreased industrial sales. Electric operating margin increased $14.4 million mainly as a result of warmer weather and increased wholesale transactions. Water operating margin increased $0.8 million in the current period due to increased volumes sold and increased water rates for Indianapolis Water Company effective April 8, 1998. The operating margin for Products and Services increased $0.8 million, primarily reflecting increased operating margin from locate activity.

OPERATING EXPENSES AND TAXES -

     Operation expenses increased $22.5 million for the twelve-month period ended September 30, 1998. Operation expense includes an increase of $35.8 million reflecting a full year of operations of IWCR for the twelve-month period ended September 30, 1998. New operations at Primary Energy subsidiaries increased lease expenses by approximately $19.4 million. This increase was partially offset by decreased operation expenses at Northern Indiana of $28.3 million for the twelve-month period ended September 30, 1998, mainly as a result of decreased employee related costs of $11.1 million, decreased marketing activity of $10.3 million, and decreased property insurance cost of $1.8 million. Operation expenses, excluding IWCR, for the nine months ended September 30, 1998 decreased $10.9 million. Operation expenses at Northern Indiana decreased $20.9 million for the nine months ended September 30, 1998 mainly reflecting decreased employee related costs of $9.4 million and decreased marketing activity of $6.9 million, and decreased property insurance costs of $1.3 million partially offset by increased operating expenses of Primary Energy subsidiaries. Operation expenses increased $3.2 million for the three-month period ended September 30, 1998 compared to the same period in 1997 primarily due to increased lease expenses at Primary Energy and increased operation expenses at Services.

      Maintenance expenses increased $6.6.and $2.9 million for the twelve and nine month periods ended September 30, 1998, mainly reflecting maintenance expenses of the Water Utilities and increased maintenance activity at Northern Indiana. Maintenance expenses increased $1.2 million for the three-month period ended September 30, 1998 mainly reflecting increased electric production maintenance activity at Northern Indiana.

      Depreciation and amortization expenses increased $3.9 million and $5.8 million for the nine-month and twelve-month periods ended September 30, 1998, respectively, primarily reflecting depreciation and amortization at IWCR.

OTHER INCOME (DEDUCTIONS) -

      Other Income (Deductions) decreased $0.9 million, $7.1 million and $12.2 million for the three-month, nine-month and twelve-month periods ended September 30, 1998, respectively. Other Income (Deductions) for the three-month and nine-month periods decreased primarily as a result of lower equity earnings in certain oil and gas investments. Additionally, Other Income (Deductions) for the twelve-month period ended September 30, 1998 reflects a loss on the disposition of property as compared to gains on disposition of properties in the same period a year ago.

INTEREST AND OTHER CHARGES -

      Interest and other charges increased for the three-month, nine-month and twelve-month periods ended September 30, 1998 reflecting the issuance of $300 million of Capital Markets' medium-term notes, $75 million of Capital Markets' Junior Subordinated Deferrable Interest Debentures, Series A and interest expense at IWCR.


NET INCOME -

      Industries' net income for the twelve-month period ended September 30, 1998 was $189.2 million compared to $186.4 million for the twelve-month period ended September 30, 1997.

               Net income for the nine months ended September 30, 1998 was $133.3 million compared to $134.9 million for the nine months ended September 30, 1997.

               Net income for the three months ended September 30, 1998 was $43.1 million compared to $35.9 million for the three months ended September 30, 1997.


ENVIRONMENTAL MATTERS -

      The Utilities have an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is the Utilities' intent to continue to evaluate their facilities and properties with respect to these rules and identify any sites that would require corrective action. The Utilities have recorded a reserve of approximately $16 million to cover probable corrective actions as of September 30, 1998; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, the Utilities believe that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Industries.

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

      Refer to Note 7 "Environmental Matters" of notes to consolidated financial statements for a more detailed discussion of the status of certain environmental issues.

LIQUIDITY AND CAPITAL RESOURCES -

      During the next few years, it is anticipated that the majority of earnings available for distribution of dividends will depend upon dividends paid to Industries by Northern Indiana. See Note 15 of Notes to Consolidated Financial Statements for a discussion of the Common Share dividend.

     Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of September 30, 1998 and December 31, 1997, Northern Indiana had $67.9 million and $71.5 million of commercial paper outstanding, respectively. At September 30, 1998, the weighted average interest rate of commercial paper outstanding was 5.58%.

     In September 1998, Northern Indiana entered into a five-year $100 million revolving credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 1999, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days upon the request of Northern Indiana and agreement by the banks. Under these agreements, Northern Indiana may borrow funds at a floating rate of interest or, at Northern Indiana's request under certain circumstances, a fixed rate of interest for a short term period. These agreements provide financing flexibility to Northern Indiana and may be used to support the issuance of commercial paper. At September 30, 1998, there were no borrowings outstanding under either of these agreements. Concurrently with entering into such agreements, Northern Indiana terminated its then existing revolving credit agreement which would otherwise have terminated on August 19, 1999.

      In addition, Northern Indiana has $14.2 million in lines of credit. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1998, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1998 there was $25.5 million outstanding under these lines of credit At December 31, 1997, there was $47.5 million outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1998, there were no borrowings outstanding under this facility.

      During recent years, Northern Indiana has been able to finance its construction program with internally generated funds and expects to be able to meet future commitments through such funds.

     As of September 30, 1998 and December 31, 1997, Capital Markets had $84.0 million and $17.0 million, respectively, of commercial paper outstanding. At September 30, 1998, the weighted average interest rate of commercial paper outstanding was 5.90%.

     In September, 1998, Capital Markets entered into a five-year $100 million revolving credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 1999, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days upon the request of Capital Markets and agreement by the banks. Under these agreements, Capital Markets may borrow, repay and reborrow funds at a floating rate of interest or, at Capital Market's request under certain circumstances, at a fixed rate of interest for a short term period. These agreements provide financing flexibility to Capital Markets and may be used to support the issuance of commercial paper. At September 30, 1998, there were no borrowings outstanding under either of these agreements. Concurrently with entering into such agreements, Capital Markets terminated its then existing revolving credit agreement which would otherwise have terminated on August 19, 1999.

      Capital Markets also has $130 million of money market lines of credit. As of September 30, 1998 and December 31, 1997, $94.5 million and $20.1 million of borrowings were outstanding, respectively, under these lines of credit.

      The financial obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of Industries, other than the assets of Northern Indiana, reflected in the consolidated financial statements of Industries, was approximately $1.3 billion at September 30, 1998.

     On March 25, 1997, Industries acquired all the outstanding common stock of IWCR for $290.5 million. Industries financed this transaction with debt of approximately $83.0 million and the issuance of approximately 10.6 million Industries' common shares. Industries accounted for the acquisition as a purchase and the purchase price was allocated to the assets and liabilities acquired based on their fair values.

     IWCR and its subsidiaries have lines of credit with banks aggregating $93.7 million. At September 30, 1998, and December 31, 1997, $85.1 million and $48.9 million were outstanding under these lines of credit, respectively.

      Industries does not expect the effects of inflation at current levels to have a significant impact on its results of operations, ability to contain cost increases, or the Utilities' need to seek timely and adequate rate relief. The Energy Utilities do not anticipate the need to file for gas and electric base rate increases in the near future.

YEAR 2000-

     Risks. Year 2000 issues address the ability of electronic processing equipment to process date sensitive information and recognize the last two digits of a date as occurring in or after the year 2000. Any failure in one of Industries' systems may result in material operational and financial risks. Possible scenarios include a system failure in one Industries' generating plants, an operating disruption or delay in transmission or distribution, or an inability to interconnect with the systems of other utilities. In addition, while Industries currently anticipates that its own mission-critical systems will be year 2000 compliant in a timely fashion, it cannot guarantee the compliance of systems operated by other companies upon which it depends. For example, the ability of an electric company to provide electricity to its customers depends upon a regional electric transmission grid, which connects the systems of neighboring utilities to support the reliability of electric power within the region. If one company's system is not year 2000 compliant, then such a failure will affect the reliability of all providers within the grid, including Industries. Similarly, Industries' gas operations depend on natural gas pipelines that it does not own or control, and any non- compliance by a company owning or controlling those pipelines may affect Industries' ability to provide gas to its customers. Failure to achieve year 2000 readiness could have a material adverse affect on Industries' results of operations, financial position and cash flows.

         Industries is continuing its program to address risks associated with the year 2000. Industries' year 2000 program focuses on both its information technology (IT) and non-IT systems, and Industries has been making substantial progress in preparing these systems for proper functioning in the year 2000.

         State of Readiness. Industries' year 2000 program consists of four phases: inventory (identifying systems potentially affected by the year 2000), assessment (testing identified systems), remediations (correcting or replacing non-compliant systems) and validation (evaluating and testing remediated systems to confirm compliance). By second quarter 1997, Industries had completed the inventory and assessment phases for all of its mission-critical IT systems. Industries also has completed the remediation and validation phases for four of its six major IT components. The remediation and validation phases for the remaining two components are expected to be completed within the next few months, so that Industries expects to conclude the year 2000 program for its mission-critical systems by first quarter 1999. Industries completed the inventory and assessment phases for all of its non-IT systems in April 1998. Industries has scheduled remediation (including replacement ) and validation for its non-IT systems throughout 1999. Industries expects to conclude the year 2000 program for its non-IT systems by fourth quarter 1999.

         Because Industries depends on outside suppliers and vendors with similar year 2000 issues, Industries is assessing the ability of those suppliers and vendors to provide it with an uninterrupted supply of goods and services. Industries has contacted its critical vendors and suppliers in order to investigate their year 2000 efforts. In addition, Industries is working with electricity and gas industry groups such as North American Electric Reliability Council, Electric Power Research Institute, and the American Gas Association to discuss and evaluate the potential impact of year 2000 problems upon the electric grid systems and pipeline networks that interconnect within each of those industries.

         Costs. Industries currently estimates that the total cost of its year 2000 program will be between $17 million and $26 million. These costs have been, and will continue to be, funded through operating cash flows. Costs related to the maintenance or modification of Industries' existing systems are expensed as incurred. Costs related to the acquisition of replacement systems are capitalized in accordance with Industries' accounting policies. Industries does not anticipate these costs to have a material impact on its results of operations.

         Contingency Plans. Industries currently is in the process of structuring its contingency plans to address the possibility that any mission-critical system upon which it depends, including those controlled by outside parties, will be non-compliant. This includes identifying alternate suppliers and vendors, conducting staff training and developing communication plans. In addition, Industries is evaluating both its ability to maintain or restore service in the event of a power failure or operating disruption or delay, and its limited ability to mitigate the effects of a network failure by isolating its own network from the non-compliant segments of the greater network. The company expects to complete these contingency plans by second quarter 1999.

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

      In January 1997 and January 1998, legislation was introduced in the Indiana General Assembly addressing electric utility competition and deregulation. Neither bill was passed. Northern Indiana is participating in discussions with other utilities and its largest customers on the technical and economic aspects of possible legislation to allow customer choice. If Industries believes that consensus legislation is possible, Industries would support a deregulation bill in the January 1999 Indiana General Assembly.

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

      The Commission has approved Northern Indiana's Alternative Regulatory Plan
(ARP) which implements new rates and services that include, among other things, further unbundling of services for additional customer classes, increased customer choice for sources of natural gas supply, negotiated services and prices, a gas cost incentive mechanism and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any gas cost savings or cost increases with its customers based on a comparison of Northern Indiana's actual gas supply portfolio costs to a market based benchmark price. The first pilot program was launched in January 1998 and the first gas volumes flowed under this program in April 1998. The Commission order allows the natural gas marketing affiliate of Northern Indiana to participate as a supplier of choice to customers on the Northern Indiana system. Northern Indiana offers customers a price protection service (PPS) which allows residential customers to purchase gas at a fixed price or capped price for a specific period of time.

      To date, the Energy Utilities' system has not been materially affected by competition, and management does not foresee substantial adverse effects in the near future, unless the current regulatory structure is substantially altered. The Energy Utilities believe the steps they are taking to deal with increased competition will have significant, positive effects in the next few years.

FORWARD LOOKING STATEMENTS -

     This report contains forward looking statements within the meaning of the securities laws. Forward looking statements include terms such as "may", "will", "expect", "believe", "plan" and other similar terms. Industries cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, there can be no assurance that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the federal and state regulatory environment, year 2000 issues, the economic climate, regional, commercial, industrial and residential growth in the service territories served by Industries' subsidiaries, customers' usage patterns and preferences, the speed and degree to which competition enters the utility industry, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of Industries.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary market risks to which Industries is exposed and in connection with which Industries uses market risk sensitive instruments are commodity price risk and interest rate risk.

     Industries engages in price risk management activities related to electricity and natural gas. Price risk arises from fluctuations in energy commodity prices due to changes in supply and demand. Industries actively monitors and limits its exposure to commodity price risk. Industries' price risk management policy allows the use of derivative financial and commodity instruments to reduce (hedge) exposure to price risk of its commodity supplies and related purchase and sales commitments of energy, as well as related anticipated transactions. Industries utilitizes contracts for the forward purchase and sale of natural gas and electricity and natural gas futures and options to manage its power and gas marketing businesses. As part of its commodity price risk, Industries is exposed to geographic price differentials due primarily to transportation costs and local supply-demand factors. Industries uses basis swaps to hedge a portion of this exposure. For economic reasons or otherwise, Industries does not hedge all of its basis exposure.

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

     Industries' daily net commodity position consists of natural gas inventories, natural gas and power purchase and sales contracts and derivative financial and commodity instruments. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quotes from exchanges and over-the-counter counterparties and includes location differentials. Based on Industries' net commodity position at fair value at September 30, 1998, a 10% adverse movement in electric and natural gas market prices would have reduced net income by approximately $2.0 million. However, any such movement in prices is not indicative of actual results and is subject to change. Refer to Summary of Significant Accounting Policies-Hedging Activities for further discussion of Industries' hedging policies.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
 (a)  Exhibits


     Exhibit 4.1- Indenture of Trust of Town of Fishers and Indiana Water Company to National City Bank of Indiana, As Trustee, dated as of July 15, 1998 (including Form of $30,000,000 Town of Fishers, Indiana Economic Development Water Facilities Refunding Revenue Bond, Series 1998 (Indianapolis Water Company Project).

     Exhibit 4.2- Indenture of Trust of City of Indianapolis, Indiana and Indiana Water Company to National City Bank of Indiana, As Trustee, dated as of July 15, 1998 (including Form of $10,000,000 City of Indianapolis, Indiana Economic Development Water Facilities Refunding Revenue Bonds, Series 1998 (Indianapolis Water Company Project).

     Exhibit 23- Consent of Arthur Andersen LLP

     Exhibit 27- Financial Data Schedule

     Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Industries hereby agrees to furnish the Commission, upon request, any instrument defining the rights of holders of long-term debt of Industries not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of Industries and its subsidiaries on a consolidated basis.

 .


     (b) Reports on Form 8-K.
         None





                               INDENTURE OF TRUST



                            TOWN OF FISHERS, INDIANA



                                       AND



                           INDIANAPOLIS WATER COMPANY



                                       TO


                         National City Bank of Indiana,
                                   As Trustee



                            DATED AS OF JULY 15, 1998



     $30,000,000 Town of Fishers, Indiana Economic Development Water Facilities Refunding Revenue Bonds, Series 1998 (Indianapolis Water Company Project)


                                Table of Contents

RECITALS                                                                                  1

GRANTING CLAUSES                                                                          2

ARTICLE I        Definitions and Exhibits                                                 3
         Section 101.  Terms Defined.                                                     3
         Section 102.  Rules of Interpretation.                                           6
         Section 103.  Exhibits.                                                          7

ARTICLE II       The Bonds                                                                7
         Section 201.  Terms of Bonds.                                                    7
         Section 202.  Issuance of Bonds; Denominations.                                  7
         Section 203.  Payments on Bonds.                                                 8
         Section 204.  Execution; Limited Obligation.                                     8
         Section 205.  Authentication.                                                    8
         Section 206.  Delivery of Bonds.                                                 9
         Section 207.  Mutilated, Lost, Stolen or Destroyed Bonds.                        9
         Section 208.  Registration and Exchange of Bonds; Persons Treated as Owners.    10
         Section 209.  Form of Bonds.                                                    10
         Section 210.  Book Entry.                                                       10
         Section 211.  Payment Procedure Pursuant to Municipal Bond Insurance Policy.    11

ARTICLE III      Application of Bond Proceeds; Redemption Fund                           12
         Section 301.  Deposit of Funds.                                                 12
         Section 302.  Redemption Fund.                                                  12

ARTICLE IV       Revenues and Funds                                                      12
         Section 401.  Source of Payment of Bonds.                                       12
         Section 402.  Creation of Bond Fund.                                            12
         Section 403.  Payments into Bond Fund.                                          12
         Section 404.  Use of Moneys in Bond Fund.                                       13
         Section 405.  Investment of Funds.                                              13
         Section 406.  Trust Funds.                                                      13
         Section 407.  Nonpresentment of Bonds.                                          13

ARTICLE V        Redemption of Bonds Before Maturity                                     14
         Section 501.  Determination of Taxability Redemption.                           14
         Section 502.  Redemption in the Event of Death of a Bondholder                  14
         Section 503.  Optional Redemption.                                              15
         Section 504.  Notice of Redemption.                                             16
         Section 505.  Cancellation.                                                     17

ARTICLE VI       General Covenants                                                       17
         Section 601.  Payment of Principal, Premium, if any, and Interest.              17
         Section 602.  Performance of Covenants.                                         18
         Section 603.  Ownership; Instruments of Further Assurance.                      18
         Section 604.  Rights under Loan Agreement and Note.                             18
         Section 605.  Designation of Additional Paying Agents.                          18
         Section 606.  Recordation; Application of Uniform Commercial Code.              18
         Section 607.  List of Bondholders.                                              19

ARTICLE VII      Possession and Use of the Project Financed with the 1989 Bonds          19
         Section 701.  Subordination to Rights of Company.                               19

ARTICLE VIII     Remedies                                                                19
         Section 801.  Events of Default.                                                19
         Section 802.  Acceleration Rights.                                              20
         Section 803.  Other Remedies; Rights of Bondholders.                            20
         Section 804.  Right of Bondholders to Direct Proceedings.                       21
         Section 805.  Appointment of Receivers.                                         21
         Section 806.  Application of Moneys.                                            21
         Section 807.  Remedies Vested in Trustee.                                       22
         Section 808.  Rights and Remedies of Bondholders.                               23
         Section 809.  Termination of Proceedings.                                       23
         Section 810.  Waivers of Events of Default.                                     23
         Section 811.  Cooperation of Municipality.                                      23
         Section 812.  Consent of MBIA Upon Default                                      23

ARTICLE IX       The Trustee                                                             24
         Section 901.  Acceptance of Trusts.                                             24
         Section 902.  Certain Rights of Trustee.                                        24
         Section 903.  Fees, Charges and Expenses of Trustee and Paying Agent.           26
         Section 904.  Notice to Bondholders if Default Occurs.                          26
         Section 905.  Intervention by Trustee.                                          26
         Section 906.  Successor Trustee.                                                26
         Section 907.  Resignation by Trustee.                                           26
         Section 908.  Removal of Trustee.                                               27
         Section 909.  Appointment of Successor Trustee by Bondholders;
                           Temporary Trustee.                                            27
         Section 910.  Concerning Any Successor Trustees.                                27
         Section 911.  Trustee Protected in Relying upon Resolution, etc.                27
         Section 912.  Successor Trustee as Trustee of Funds, Paying Agent
                           and Bond Registrar.                                           28

ARTICLE X        Continuing Disclosure                                                   28
         Section 1001.  Continuing Disclosure.                                           28

ARTICLE XI       Supplemental Indentures                                                 28
         Section 1101.  Supplemental Indentures Not Requiring Consent of Bondholders.    28
         Section 1102.  Supplemental Indentures Requiring Consent of Bondholders.        29

ARTICLE XII      Amendments to the Loan Agreement                                        29
         Section 1201.  Amendments, etc., to Loan Agreement or the
                           Guaranty Not Requiring Consent of Bondholders.                29
         Section 1202.  Amendments, etc., to Loan Agreement or the Guaranty
                           Requiring Consent of Bondholders.                             29
         Section 1203.  No Amendment May Alter Note.                                     30

ARTICLE XIII     Miscellaneous                                                           30
         Section 1301.  Satisfaction and Discharge.                                      30
         Section 1302.  Application of Trust Money.                                      31
         Section 1303.  Consents, etc., of Bondholders.                                  31
         Section 1304.   Parties Interested Herein.                                      31
         Section 1305.  Severability.                                                    31
         Section 1306.  Notices.                                                         32
         Section 1307.  Trustee as Paying Agent and Registrar.                           32
         Section 1308.  Counterparts.                                                    32
         Section 1309.  Applicable Law.                                                  32
         Section 1310.  Holidays.                                                        32
         Section 1311.  Captions and Table of Contents.                                  32

ARTICLE XIV      Municipal Bond Insurance Provisions                                     32
         Section 1401.  Notices.                                                         32
         Section 1402.  Consent of MBIA.                                                 35
         Section 1403.  Effectiveness of Rights of MBIA to Consent or Direct Actions.    35
         Section 1404.  Trustee to Consider Effect on Bondholders of Actions
                           Taken Pursuant to Indenture as if There Were No
                           Municipal Bond Insurance.                                     35
         Section 1405.  MBIA as Third-Party Beneficiary.                                 35

                               INDENTURE OF TRUST


         This INDENTURE OF TRUST has been executed as of July 15, 1998, by and among the TOWN OF FISHERS, INDIANA (the "Municipality"), INDIANAPOLIS WATER COMPANY, an Indiana corporation (the "Company"), and National City Bank of
Indiana, a national banking association authorized to accept trusts of this character with its principal office located in Indianapolis, Indiana, as Trustee (the "Trustee").


                                    RECITALS

         1. Definitions of certain of the terms used in these Recitals are set out in Article I hereof and Article I of the Loan Agreement.

         2. IC 5-1-5, IC 36-7-11.9 and IC 36-7-12 authorize municipalities in the State of Indiana to issue revenue bonds to finance the cost of providing economic development facilities and also authorize the municipalities to issue revenue bonds to refund such bonds.

         3. In 1989, the Company financed a portion of its capital expansion program in Indianapolis through the issuance and sale of the Town of Fishers, Indiana 7-7/8% Economic Development Water Facilities Revenue Bonds, Series 1989 (Indianapolis Water Company Project) (the "1989 Bonds").

         4. The Company borrowed from the Municipality funds derived from the sale of the 1989 Bonds, and the Company, as evidence of its obligation to repay the funds, issued and delivered to the Municipality its First Mortgage Bonds, Economic Development Series C in the principal amount of $30,000,000.

         5. The Company has determined that the 1989 Bonds can be refinanced at a net savings to the Company and has further determined that such refinancing will result in other benefits to the Company.

         6. Pursuant to IC 5-1-5, IC 36-7-11.9 and IC 36-7-12, the Municipality is authorized and empowered to issue revenue bonds to refund and refinance revenue bonds previously issued by it. The Municipality is obtaining funds to loan to the Company to assist with the refunding and refinancing of the 1989 Bonds through the sale of its $30,000,000 aggregate principal amount of Town of Fishers, Indiana Economic Development Water Facilities Refunding Revenue Bonds, Series 1998 (Indianapolis Water Company Project).

         7. Under the Loan Agreement and pursuant to this Indenture, the Municipality will issue $30,000,000 of its Economic Development Water Facilities Refunding Revenue Bonds, Series 1998 (Indianapolis Water Company Project), will sell the Bonds to the Purchaser and will lend the proceeds from the sale of the Bonds to the Company. The Bonds will be payable solely out of the revenues and other amounts derived from the Note and under the Loan Agreement, and pursuant to the Guaranty Agreement under which the principal of, premium, if any, and interest on the Bonds will be guaranteed by IWC Resources Corporation, an Indiana corporation (the "Guarantor") and will be further secured under and pursuant to the Municipal Bond Insurance Policy. The Bonds shall not in any respect be a general obligation of, an indebtedness of, or constitute a charge against the general credit of the Municipality, the State of Indiana or any political subdivision thereof.

         8. To evidence its obligation to repay the Loan, the Company will deliver its Note to the Municipality.

         9. This Indenture provides for the issuance of the Bonds, the assignment by the Municipality of the Note and its rights under the Loan Agreement (except the right to receive payment for its expenses, the right to receive indemnities, the right to receive notices and its rights relating to any amendments to the Loan Agreement) to the Trustee.

        10. The Bonds and the Trustee's Certificate of Authentication for the Bonds will be substantially in the form set forth in Exhibit A hereto.

        11. All things necessary to make the Bonds, when authenticated by the Trustee and issued as provided in this Indenture, the valid, binding and legal obligations of the Municipality according to the import thereof, and to constitute this Indenture a valid assignment and pledge of the properties and amounts assigned and pledged to the payment of the principal of and premium, if any, and interest on the Bonds and a valid assignment and pledge of the rights of the Municipality under the Loan Agreement (except the right to receive payment for its expenses, the right to receive indemnities, the right to receive notices and its rights relating to any amendments to the Loan Agreement) and the Note have been done and performed, and the creation, execution and delivery of this Indenture and the creation, execution and issuance of the Bonds, subject to the terms hereof, have in all respects been duly authorized.

                  NOW, THEREFORE, THIS INDENTURE OF TRUST WITNESSES THAT:

                                GRANTING CLAUSES

         In order to secure the payment of the principal of and premium, if any, and interest on the Bonds and in order to secure the performance and observance of all the covenants and conditions in this Indenture and in the Bonds, and in order to declare the terms and conditions upon which the Bonds are issued, authenticated, delivered, secured and accepted by all persons who shall from time to time be or become holders thereof, and for and in consideration of the premises, the Loan, the mutual covenants of the parties, the acceptance by the Trustee of the trust hereby created, and the purchase and acceptance of the Bonds by the holders, the Municipality and the Company have executed and delivered this Indenture and by this Indenture assign and pledge and grant a security interest in the following to the Trustee, its successors and assigns forever:

                              First Granting Clause

         All of the right, title and interest of the Municipality in, to and under the Note and the Loan Agreement (except the right to receive payment for its expenses, the right to receive indemnities, the right to receive notices and its rights relating to any amendments to the Loan Agreement), including all sums payable with respect to the indebtedness evidenced by the Note and the Loan Agreement, and all proceeds thereof; provided that the assignment made by this clause shall not impair or diminish any obligation of the Municipality under the Loan Agreement.

                             Second Granting Clause

         All moneys and securities from time to time held by the Trustee under the terms of this Indenture, including without limitation the Guaranty, the moneys held in trust funds, and any and all other property pledged, assigned or transferred to the Trustee at any time for additional security by the Municipality or the Company or with their written consent, and all proceeds thereof. The Trustee is authorized to receive the additional property at any time and to hold and apply that property under this Indenture.

         TO HAVE AND TO HOLD FOREVER IN TRUST, NEVERTHELESS, upon the terms of this Indenture, to secure the payment of the principal of and premium, if any, and interest on the Bonds, and to secure the observance and performance of all the terms of this Indenture, and for the benefit and security of the holders of the Bonds, without preference, priority or distinction as to lien or otherwise, except as provided in this Indenture, of any one Bond over any other Bond or as among principal, premium and interest.

         The terms and conditions upon which the Bonds are to be issued, authenticated, delivered, secured and accepted by all persons who shall from time to time be or become the holders thereof, and the trusts and conditions upon which the pledged property, rights, interests, moneys and revenues are to be held and disbursed, are as follows:


                                    ARTICLE I

                            Definitions and Exhibits

         Section 101. Terms Defined. As used in this Agreement, the following terms shall have the following meanings unless the context otherwise requires.

         "Bond" or "Bonds" means one or more of the Town of Fishers, Indiana Economic Development Water Facilities Refunding Revenue Bonds, Series 1998 (Indianapolis Water Company Project) to be issued under this Indenture in the aggregate principal amount of $30,000,000.

         "Bondholder" or "Holder" or "Owner" or "Owner of the Bonds" means the registered owner of any Bond.

         "Bond Register" means the registration books of the Municipality kept by the Trustee to evidence the registration and transfer of the Bonds.

         "Business Day" means each Monday through Friday on which the national banks located in Indianapolis, Indiana are open for the transaction of normal banking business.

         "Code" means the Internal Revenue Code of 1986, as amended.

         "Company" means Indianapolis Water Company, an Indiana corporation.

         "Continuing Disclosure Undertaking" shall mean that certain Continuing Disclosure Undertaking of the Company and the Guarantor dated the date of issuance and delivery of the Bonds, as originally executed and as it may be amended from time to time in accordance with the terms thereof.

         "DTC" means The Depository Trust Company, New York, New York, and its successors and assigns, including without limitation (i) any surviving, resulting or transferee corporation or successor corporation appointed consistent with this Indenture, and (ii) any direct or indirect participants of The Depository Trust Company.

         "Determination of Taxability" means the occurrence of any of the following:

                  (a) the   filing  by  the  Company of its certificate with the
         Trustee  indicating  to  the  satisfaction   of  the  Trustee  that  an
         Event of Taxability has occurred;

                  (b) notification to the Trustee that an authorized officer or official of the Internal Revenue Service has issued a statutory notice of deficiency or document of substantially similar import to the effect that an Event of Taxability has occurred; or

                  (c) notification to the Trustee from any Bondholder or former Bondholder to the effect that the Internal Revenue Service has assessed as includable in the gross income of such Bondholder or former Bondholder interest on a Bond due to the occurrence of an Event of Taxability;

provided, however, that in respect of clauses (b) and (c) above, a Determination of Taxability shall not be deemed to have occurred unless and until the Company has been notified of the allegation that an Event of Taxability and a Determination of Taxability have occurred and either (i) the Company fails to commence a contest of such allegation in good faith and by appropriate legal proceedings within 90 days following such notification, or (ii) the Company does commence such contest within such time, but thereafter fails to pursue it diligently, in good faith and by appropriate legal proceedings to a final order or judgment by a court or administrative body of competent jurisdiction, or
(iii) such contest results in a final order or judgment of a court or administrative body of competent jurisdiction to the effect that an Event of Taxability has occurred and the time for any appeal of such order or judgment has expired.

         "Escrow and Defeasance Agreement" means the Escrow and Defeasance Agreement dated July 15, 1998 among the Company, the Trustee as trustee for the Bonds and the Trustee as trustee for the 1989 Bonds.

         "Event of Default" means those events of default specified in Section 801.

         "Event of Taxability" means any event, condition or circumstance which has the effect or result that interest on a Bond is not excludable for federal income tax purposes from the gross income of a Bondholder or a former Bondholder under Section 103 of the Code, other than for a period during which the Bondholder or a former Bondholder is or was a "substantial user" of the project financed with the 1989 Bonds or a "related person" for purposes of Section 147(a) of the Code, and the regulations thereunder. An Event of Taxability does not include any event, condition or circumstance which results in the interest on a Bond being a preference item subject to an alternate minimum tax, or in any other tax consequences that do not involve the inclusion for federal income tax purposes of interest on the Bonds in the income of Bondholders generally but instead depend upon a Bondholder's particular tax status.

         "Guarantor" means IWC Resources Corporation, the guarantor under the guaranty.

         "Guaranty" means the Guaranty Agreement dated as of July 15, 1998, under which IWC Resources Corporation guarantees the payment of the principal of, premium, if any, and interest on the Bonds.

         "Loan Agreement" means the Loan Agreement dated as of the date of this Indenture between the Company and the Municipality and all amendments and supplements thereto.

         "Majority" means, when used with reference to the Owners or Holders of Bonds outstanding, in excess of fifty percent (50%) of the principal amount of the Bonds outstanding.

         "MBIA" means MBIA Insurance Corporation, issuer of the Municipal Bond Insurance Policy.

         "Municipal Bond Insurance Policy" means the municipal bond insurance policy issued by MBIA insuring the payment when due of the principal of and interest on the bonds as provided therein.

         "Municipality" means the Town of Fishers, Indiana.

         "Officer's Certificate" means a certificate of the Municipality signed by the Mayor or Clerk or by any other person designated by resolution of the Municipality to act for either of those officers, either generally or with respect to the execution of any particular document or other specific matter, a certified copy of which resolution shall be filed with the Trustee.

         "Outstanding" or "Bonds outstanding" or "outstanding Bonds" means all Bonds which have been duly authenticated and delivered by the Trustee under this Indenture, except:

                  (a) Bonds cancelled after purchase or because of payment at or redemption prior to maturity;

                  (b) Bonds for the payment or redemption of which funds or securities shall have been deposited with the Trustee (whether upon or prior to the maturity or redemption date of those Bonds) and with respect to which all actions required to be taken at the time of such deposit as set forth in Section 1301 have been taken including, without limitation, the requirement that if those Bonds are to be redeemed prior to the maturity thereof, notice of the redemption shall have been given or arrangements satisfactory to the Trustee shall have been made for notice, or waiver of notice satisfactory in form to the Trustee shall have been filed with the Trustee; and

                  (c) Bonds in lieu of which others have been authenticated under Section 207 and Section 208.

         "Person" means natural persons, firms, associations, corporations and public bodies.

         "Purchaser" means Edward D. Jones & Co., L.P.

         "Record Date" means with respect to an interest payment date, the first
(1st) day of the calendar month that includes such interest payment date (whether or not a Business Day).

         "Representation Letter" means the Letter of Representation executed by the Issuer and delivered to DTC.

         "Securities Depository" means The Depository Trust Company, a corporation organized and existing under the laws of the State of New York, and any other securities depository for the Bonds appointed pursuant to the Indenture.

         "Trust Estate" means the property, rights, moneys, securities and other amounts conveyed to the Trustee pursuant to the Granting Clauses hereof.

         "Trustee" means National City Bank of Indiana, and any successor trustee or co-trustee.

         "Written Request" with reference to the Municipality means a request in writing signed by the President of the Town Council or Clerk-Treasurer or any other officer or officers of the Municipality satisfactory to the Trustee.

         Section 102. Rules  of  Interpretation.    For  all purposes  of  this
Indenture,   except  as  otherwise   expressly  provided  or  unless the context
otherwise requires:

         (1) The words "herein," "hereof" and "hereunder" and other words of similar import refer to this Indenture as a whole including exhibits and not to any particular Article, Section or other subdivision.

         (2) The terms defined in this Article include the plural, as well as the singular.

         (3) All accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles.

         (4) Any terms not defined herein but defined in the Loan Agreement shall have the same meaning herein as in the Loan Agreement.

         Section 103. Exhibits. The  following  Exhibits  are  a  part of  this
Agreement:

         Exhibit A:       Form of Bond, form of Trustee's Certificate of Authentication and form of Assignment.

         Exhibit B:       Form of Municipal Bond Insurance Policy.

                                   ARTICLE II

                                    The Bonds

         Section 201. Terms of Bonds. No Bonds may be issued under this Indenture except in accordance with this Article. The total aggregate principal amount of Bonds shall not exceed $30,000,000 (other than Bonds issued pursuant to Section 207).

         Section 202. Issuance of Bonds; Denominations. Each of the Bonds shall be designated "Town of Fishers, Indiana Economic Development Water Facilities Refunding Revenue Bond, Series 1998 (Indianapolis Water Company Project)."

         The Bonds shall be issuable as fully registered bonds without coupons in the denominations of $5,000 or any integral multiple thereof and shall be lettered and numbered R-1 upward. Each Bond initially issued hereunder shall be dated July 15, 1998 and shall bear interest from that date.

         Bonds issued in exchange for Bonds surrendered for transfer or exchange or in place of mutilated, lost, stolen or destroyed Bonds will bear interest from the last date to which interest has been paid in full on the Bonds being transferred, exchanged or replaced or, if no interest has been paid, from July 15, 1998.

         Interest on the Bonds shall be paid to the persons who were the Owners of such Bonds as of the close of business on the Record Date next preceding such interest payment date at the registered addresses of such Owners as they shall appear on the registration books maintained by the Trustee notwithstanding the cancellation of any such Bonds upon any exchange or transfer thereof subsequent to the Record Date and prior to such interest payment date. Payment of interest to all Bondholders shall be by check drawn on the principal office of the Trustee and mailed on the due date thereof by first class United States mail to such Bondholder, or, at the written election of the registered owner of $500,000 or more in aggregate principal amount of Bonds delivered to the Trustee at least one Business Day prior to the Record Date for which such election will be effective, by wire transfer to the registered owner or by deposit into the account of the registered owner if such account is maintained by the Trustee.

         The interest on the Bonds shall be payable on each July 15, and January 15 commencing on January 15, 1999. The Bonds shall mature on July 15, 2028 and shall bear interest at the per annum rate of 5.05%, computed on the basis of a year of 360 days (consisting of 12 months of 30 days each). To the extent permitted by law, overdue interest on the Bonds shall also bear interest at such rate until paid in full.

         Section 203. Payments on Bonds. The principal of and premium, if any, and interest on the Bonds shall be payable in any coin or currency of the United States of America which, at the date of payment thereof, is legal tender for the payment of public and private debts. Principal of and premium, if any, and interest on the Bonds shall be payable at the principal corporate trust office of the Trustee, in the Town of Fishers, Indiana, or of any alternate paying agent named in the Bonds or subsequently appointed. Payment of the interest on the Bonds on any payment date shall be made to the person appearing on the Bond registration books of the Trustee as the registered Owner and shall be paid by check or draft mailed to the registered Owner on the due date at the address on such registration books without any presentation of the Bonds. Payment of the principal of and premium, if any, on any Bond shall be made upon presentation and surrender of the Bond as the same shall become due and payable.

         Section 204. Execution; Limited Obligation. The Bonds shall be executed on behalf of the Municipality with the manual or facsimile signature of its Mayor and attested with the manual or facsimile signature of its Clerk and shall have impressed or printed thereon the corporate seal of the Municipality. In case any officer whose signature appears on the Bonds shall cease to hold that office before the delivery of the Bonds, the signature shall nevertheless be valid and sufficient for all purposes, the same as if the officer had remained in office until delivery. The Bonds, and interest thereon, shall be limited obligations of the Municipality payable by it solely from the payments to be made under the Loan Agreement and on the Note (except to the extent paid out of moneys attributable to the proceeds of the Bonds or the income from the temporary investment thereof) and shall be a valid claim of the Holder of the Bonds only against the moneys held by the Trustee. In addition, payment of the Bonds shall be guaranteed by the Guarantor under the Guaranty and shall be further secured under and pursuant to the Municipal Bond Insurance Policy. The payments to be made under the Loan Agreement and on the Note which are assigned for the payment of the Bonds shall be used for no other purpose than to pay the principal of and premium, if any, and interest on the Bonds, except as may be otherwise expressly authorized in this Indenture. The Bonds shall not in any respect be a general obligation of, an indebtedness of, or constitute a charge against the general credit of the Municipality, the State of Indiana, or any political subdivision thereof, and they shall not be payable in any manner from funds raised by taxation.

         Section 205. Authentication. No Bond shall be valid or obligatory for any purpose or entitled to any benefit under this Indenture unless the certificate of authentication on the Bond has been executed by the Trustee, and the executed certificate of the Trustee on the Bond shall be conclusive evidence that the Bond has been authenticated and delivered under this Indenture. The Trustee's certificate of authentication on any Bond shall be deemed to have been executed by it if signed by an authorized representative of the Trustee, but it shall not be necessary that the same representative sign the certificate of authentication on all of the Bonds.

         Section 206. Delivery of Bonds. Upon the execution and delivery of this Indenture, the Municipality shall execute and deliver to the Trustee the Bonds in the aggregate principal amount of $30,000,000 and the Trustee shall authenticate the Bonds and deliver them to the Municipality or to such other person or persons as directed by the Municipality as provided in this Section 206.

         Prior to the delivery by the Trustee of the Bonds, there shall be filed with the Trustee:

                  1. A copy, certified by the Clerk of the Municipality, of the Ordinance adopted by the Municipality authorizing the execution and delivery of the Loan Agreement and this Indenture and the issuance of the Bonds.

                  2. Original executed counterparts of the Loan Agreement, this Indenture, the Note and the Guaranty.

                  3. A Written Request of the Municipality to the Trustee requesting the Trustee to authenticate and deliver the Bonds to the person or persons therein identified upon payment to the Trustee, but for the account of the Municipality, of a sum specified in such request and authorization.

                  4. An opinion of bond counsel to the effect that the Bonds are valid and binding limited obligations of the Municipality and that the interest thereon is excludable from the gross income of the recipients thereof for federal income tax purposes under Section 103 of the Code, except when the Bonds are held by a "substantial user" of the project financed by the 1989 Bonds or a "related person."

                  5. The Municipal Bond Insurance Policy.

                  6. The Continuing Disclosure Undertaking.

                  7. Such other items as shall be required by bond counsel employed in connection with the issuance of the Bonds.

         The proceeds of the Bonds shall be paid to the Trustee and deposited as provided in Section 301 hereof.

         Section 207. Mutilated, Lost, Stolen or Destroyed Bonds. If any Bond is mutilated, lost, stolen or destroyed, the Trustee may authenticate a new Bond for the same original principal amount provided that, in the case of a mutilated Bond, such mutilated Bond shall first be surrendered to the Trustee, and in the case of a lost, stolen or destroyed Bond, there shall be first furnished to the Trustee evidence of the loss, theft or destruction satisfactory to the Trustee, together with indemnity satisfactory to the Trustee. In the event a mutilated, lost, stolen or destroyed Bond shall have matured, instead of issuing a duplicate Bond the Trustee may pay the same without surrender thereof. The Municipality and the Trustee may charge the Holder or Owner of the Bond with their reasonable fees and expenses in this connection.

         Section 208. Registration and Exchange of Bonds; Persons Treated as Owners. The Municipality shall cause books for the registration and for the transfer of the Bonds to be kept by the Trustee, which is hereby appointed the Bond registrar of the Municipality. Upon surrender for transfer of any Bond at the principal office of the Trustee, endorsed for transfer or accompanied by an assignment executed by the registered Owner or his authorized attorney, the Trustee shall authenticate and deliver in the name of the transferee a new fully registered Bond or Bonds for the same original principal amount, which fully registered Bond or Bonds shall have been executed by the Municipality.

         Bonds may be exchanged at the principal corporate trust office of the Trustee for the same original principal amount of Bonds of other authorized denominations. The Municipality shall execute and the Trustee shall authenticate and deliver new Bonds which the Bondholder making the change is entitled to receive, bearing numbers not then outstanding.

         The Trustee shall not be required to transfer or exchange any Bond during any period beginning on a Record Date and ending on the interest payment date with respect to such Record Date or to transfer or exchange any Bond after the first mailing of notice calling such Bond or a portion thereof for redemption, nor any Bond during the fifteen-day period next preceding the giving of such notice of redemption.

         As to any Bond, the person in whose name the Bond is registered shall be deemed the absolute Owner for all purposes, and payment of either principal of or interest or premium on the Bond shall be made only to or upon the written order of the registered Owner or his legal representative.

         In each case the Bondholder requesting registration, exchange or transfer shall pay any resulting tax or other governmental charge.

         Section 209. Form of Bonds. The Bonds shall be substantially in the form set forth in Exhibit A hereto with any appropriate notations, omissions and insertions permitted or required by this Indenture or deemed necessary by the Trustee.

         Section 210. Book Entry. Initially, one certificate for the Bonds will be issued and registered to the Securities Depository. The Municipality and the Trustee may enter into a Letter of Representations (as defined below) relating to a book entry system to be maintained by the Securities Depository with respect to the Bonds.

         In the event that (a) the Securities Depository determines not to continue to act as a securities depository for the Bonds by giving notice to the Trustee and the Municipality discharging its responsibilities hereunder, or (b) the Municipality determines (at the direction of the Company) (i) that beneficial owners of the Bonds shall be able to obtain certificated Bonds, or
(ii) to select a new Securities Depository, attempt to locate another qualified securities depository to serve as Securities Depository or authenticate and deliver certificated Bonds to the beneficial owners or to the Securities Depository participants on behalf of beneficial owners substantially in the form provided for in this Section 210. In delivering certificated Bonds, the Trustee shall be entitled to rely on the records of the Securities Depository as to the beneficial owners or the records of the Securities Depository participants acting on behalf of beneficial owners. Such certificated Bonds will then be registrable, transferable and exchangeable as set forth in the Indenture.

         So long as there is a Securities Depository for the Bonds, (1) it or its nominee shall be the registered owner of the Bonds; (2) notwithstanding anything to the contrary in the Indenture, determinations of persons entitled to payment of principal or purchase price, premium, if any, and interest, transfers of ownership and exchanges and receipt of notices shall be the responsibility of the Securities Depository and shall be effected pursuant to rules and procedures established by the Securities Depository; (3) the Municipality, the Company and the Trustee shall not be responsible or liable for maintaining, supervising or reviewing the records maintained by the Securities Depository, its participants or persons acting through such participants; (4) references in the Indenture to owners or registered owners of the Bonds shall mean the Securities Depository or its nominee and shall not mean the beneficial owners of the Bonds; and (5) in the event of any inconsistency between the provisions of the Indenture and the provisions of the Letter of Representations, the provisions of the Letter of Representations, except to the extent set forth in this paragraph and the next preceding paragraph, shall control.

         For purposes of this Section, following term shall have the following meaning:

         "Letter of Representations" means the Letter of Representations from the Municipality to the Securities Depository and (with the consent of the Company) any amendments thereto, or successor agreements between the Municipality, the Trustee and any successor Securities Depository, relating to a book entry system to be maintained by the Securities Depository with respect to the Bonds.

         Section 211. Payment Procedure Pursuant to Municipal Bond Insurance Policy. As long as the Municipal Bond Insurance Policy shall be in full force and effect with respect to the Bonds, the Municipality and the Trustee agree to comply with the following provisions:

                  (a) At least two (2) days prior to all interest or principal payment dates the Company will notify MBIA and the Trustee if the Company does not expect to provide the Trustee with sufficient funds to pay the principal of or interest on the Bonds on such interest payment date. Such notice shall specify the amount of the anticipated deficiency, the Bonds to which such deficiency is applicable and whether such Bonds will be deficient as to principal or interest, or both.




                                   ARTICLE III

                          Application of Bond Proceeds;
                                 Redemption Fund

         Section 301. Deposit of Funds. Pursuant to Section 3.1 of the Loan Agreement, the Municipality shall deposit with the Trustee all proceeds from the sale of Bonds and the Trustee shall deposit the accrued interest on the Bonds, if any, into the Bond Fund created under Section 402 hereof and the balance of the proceeds into the Redemption Fund created under Section 302 hereof.

         Section 302. Redemption Fund. The Municipality shall establish with the Trustee a separate account to be designated as the "Indianapolis Water Company, Series 1998 (Fishers) Redemption Fund." Moneys on deposit in the Redemption Fund shall be held by the Trustee under the Escrow and Defeasance Agreement and paid out by the Trustee as provided in Section 3.2 of the Loan Agreement solely for the purposes of discharging, retiring and redeeming the 1989 Bonds and terminating all obligations and liabilities of the Company created by or relating to the 1989 Bonds; provided, however, that any moneys remaining in the Redemption Fund after such discharge, retirement, redemption and termination shall be promptly released and distributed to the Company. Moneys on deposit in the Redemption Fund may be invested only in direct obligations of the United States of America or other obligations backed by the full faith and credit of the United States of America and the income or loss shall be credited or charged to the Redemption Fund.


                                   ARTICLE IV

                               Revenues and Funds

         Section 401. Source of Payment of Bonds. The Bonds and all payments to be made by the Municipality hereunder are not general obligations of the Municipality, but are limited obligations payable by it solely out of the revenues and other amounts derived from the Note and under the Loan Agreement. In addition, the Bonds shall be guaranteed by the Guarantor under the Guaranty and shall be further secured under and pursuant to the Municipal Bond Insurance Policy.

         Section 402. Creation of Bond Fund. There is created with the Trustee a trust fund to be designated as the "Indianapolis Water Company, Series 1998 Bond Fund." Amounts deposited into the Bond Fund shall be used to pay the principal of and premium, if any, and interest on the Bonds and as otherwise authorized in this Indenture.

         Section 403. Payments into Bond Fund. Pursuant to Section 301 hereof, all accrued interest received at the time of the sale of any Bonds shall be deposited into the Bond Fund. In addition, there shall be deposited into the Bond Fund all payments received pursuant to the Note and all other moneys received by the Trustee under the Loan Agreement or the Guaranty which are required or directed to be paid into the Bond Fund and all amounts received from MBIA under the Municipal Bond Insurance Policy.

         Section 404. Use of Moneys in Bond Fund. Except as provided in Section 1301 hereof, moneys in the Bond Fund shall be used solely for the payment of the principal of and premium, if any, and interest on the Bonds, for the redemption of all or a portion of the Bonds prior to maturity, for the purchase of Bonds or portions thereof for the purpose of cancellation, for any fees and expenses of the Trustee and any paying agent and for any fees and expenses of the Municipality caused by any default of the Company under the Loan Agreement. Whenever the amount in the Bond Fund is sufficient to redeem all of the Bonds then unpaid and to pay the premium, if any, and interest to accrue thereon prior to redemption, the Trustee shall, at the request of the Company, take the necessary steps to redeem the Bonds on the earliest possible redemption date for which the required redemption notice may be given. However, any moneys in the Bond Fund may be used to redeem a part of the Bonds outstanding so long as the Company is not in default with respect to any payments under the Loan Agreement or the Note, but only to the extent those moneys are in excess of the amount still required for payment of the portion of the Bonds previously called for redemption, the premium thereon, if any, and interest, and any past due interest and principal.

         Section 405. Investment of Funds. Moneys in the Bond Fund and the Redemption Fund may be invested in direct obligations of the United States of America or other obligations backed by the full faith and credit of the United States of America. Any such investments shall be held by or under control of the Trustee and shall be deemed at all times a part of the Bond Fund or Redemption Fund, as the case may be, and the interest accruing thereon and any profit realized therefrom shall be credited to such fund, and any loss resulting from such investments shall be charged to such fund. The Trustee shall sell and reduce to cash funds a sufficient portion of investments under the provisions of this Section 405 whenever the cash balance in the Bond Fund is insufficient to pay the principal of and premium, if any, and interest on the Bonds as and when payable.

         The Company and the Municipality covenant to each other and to and for the benefit of the Holders of the Bonds that no use will be made of the proceeds from the issue and sale of the Bonds which would cause the Bonds to be classified as arbitrage bonds within the meaning of Section 103(b)(2) and
Section 148 of the Code. The parties reserve the right, however, to make any investment of proceeds permitted by the laws of the State of Indiana, if Section 148 or regulations thereunder are repealed or relaxed or are held void by final judgment of a court of competent jurisdiction, so long as the investment would not result in making the interest on the Bonds subject to federal income taxation. In making investments, the parties may rely on an opinion of counsel of recognized competence in such matters. The Trustee may make any and all investments permitted by this Section 405 through its own bond department.

         Section 406. Trust Funds. All moneys and securities received by the Trustee under the provisions of this Indenture shall be trust funds and shall not be subject to lien or attachment of any creditor of the Municipality or of the Company.

         Section 407. Nonpresentment of Bonds. In the event any Bond shall not be presented for payment when the principal thereon becomes due, either at maturity, or at the date fixed for redemption thereof, or otherwise, if funds sufficient to pay such Bond shall have been made available to the Trustee for the benefit of the Holder thereof, all liability of the Municipality to the Owner thereof for the payment of such Bond shall forthwith cease, determine and be completely discharged, and thereupon it shall be the duty of the Trustee to hold such funds for five years, without liability for interest thereon, for the benefit of the Holder of such Bond, who shall thereafter be restricted exclusively to such funds, for any claim of whatever nature on his part under this Indenture or on, or with respect to, such Bond. Any moneys so deposited with and held by the Trustee not so applied to the payment of Bonds within five years after the date on which the same shall become due, shall be repaid by the Trustee to the Company and thereafter Bondholders shall be entitled to look only to the Company for payment, and then only to the extent of the amount so repaid, and the Company shall not be liable for any interest thereon and shall not be regarded as a trustee of such money. Nor shall the Company be liable for any portion of such money that it delivers to the State of Indiana pursuant to IC 32-9.


                                    ARTICLE V

                       Redemption of Bonds Before Maturity

         Section 501. Determination of Taxability Redemption. The Bonds are subject to mandatory redemption in whole (or in part as provided below) on the earliest practicable date (selected by the Trustee) within one hundred and eighty (180) days following a Determination of Taxability. The redemption price shall be 100% of the principal amount thereof plus accrued interest to the redemption date. Fewer than all the Bonds may be redeemed if redemption of fewer than all would result in the interest payable on the Bonds remaining outstanding being not includable in the gross income for federal income tax purposes of any owner other than a "substantial user" or "related person." If fewer than all Bonds are redeemed, the Trustee will select the Bonds to be redeemed by lot or by such other random means as the Trustee shall determine in its discretion. For purposes of this Section, Bondholder shall include the beneficial owner of a Bond (i.e., the actual owner as recorded in the records of DTC).

         Section 502. Redemption in the Event of Death of a Bondholder. On July 15 of each year commencing July 15, 2000, the Trustee will, upon the death of any registered owner, redeem any Bond held by such registered owner following presentation for redemption as described below by such registered owner's personal representative or surviving joint tenant(s), subject to the limitations that in any 12-month period the Trustee shall not be obligated to redeem Bonds pursuant to this Section to the extent that (i) the aggregate principal amount of Bonds so subject to redemption, together with the aggregate principal amount of City of Indianapolis, Indiana Economic Development Water Facilities Refunding Revenue Bonds, Series 1998 (Indianapolis Water Company Project) (the "1998 Indianapolis Bonds") subject to redemption by reason of the death of any registered owner of 1998 Indianapolis Bonds exceeds $800,000, or (ii) the Bonds of any registered owner so subject to redemption together with the registered owner's 1998 Indianapolis Bonds subject to redemption by reason of the death of such registered owner, exceed the aggregate principal amount of $25,000. The Bonds subject to redemption as described above may be presented for redemption by delivering to the Trustee within two (2) years of the death of a registered owner (i) a written request for redemption in form satisfactory to the Trustee, signed by the personal representative or surviving joint tenant(s) of the registered owner, (ii) the Bond(s) to be redeemed, (iii) appropriate evidence of death and ownership of such Bond(s) at the time of death, and (iv) appropriate evidence of the authority of such personal representative or surviving joint tenant(s). In order for Bonds to be eligible for redemption on any July 15, such Bonds must be presented for redemption in full compliance with the provisions set forth above, prior to the May 15, next preceding such July 15. Upon receipt by the Trustee of all of the foregoing and by the time specified above, the Trustee shall promptly (and in any event by the June 15 next succeeding such July 15) certify to the Company and MBIA of such receipt and that a redemption of Bonds will occur under this Section 502 on the next succeeding July 15. The Bonds presented for redemption prior to maturity will be redeemed in the order of their receipt by the Trustee. Any Bonds not redeemed in any such period because of the individual $25,000 limitation or the aggregate $800,000 limitation, will be held in the order described above for redemption on the July 15 in succeeding years until redeemed. Any such redemption shall be at a price equal to 100% of the principal amount of the Bonds so to be redeemed, plus accrued interest to the redemption date.

         The death of a person who, during his or her lifetime, was entitled to substantially all of the beneficial interest of ownership of a Bond will be deemed the death of a registered owner, regardless of the registered owner, if such beneficial interest can be established to the satisfaction of the Trustee. Such beneficial interest shall be deemed to exist in typical cases of street name or nominee ownership, ownership under the Uniform Gifts to Minors Act, community property or other joint ownership arrangements between the husband and wife, and trust and certain other arrangements where one person has substantially all of the beneficial ownership interest in the Bond during his or her lifetime. In the case of Bonds registered in the name of banks, trust companies or broker-dealers who are members of a national securities exchange or the National Association of Securities Dealers, Inc. ("Qualified Institutions"), the redemption limitations described above apply to each beneficial owner of Bonds held by any Qualified Institution. In connection with the redemption request, such Qualified Institution must submit evidence, satisfactory to the Trustee, that it holds the Bonds subject to request on behalf of such beneficial owner and must certify the aggregate amount of redemption requests made on behalf of such beneficial owner.

         It is intended that the Bonds and the 1998 Indianapolis Bonds be treated as a single issue of bonds for purposes of this Section 502 and for all other provisions of this Indenture related to this Section 502 and the Trustee agrees to apply and administer the provisions of this Indenture in accordance with that intention.

         Section 503. Optional Redemption. The Bonds are subject to redemption by the Municipality (at the election and direction of the Company) prior to stated maturity in whole or in part on any date on or after July 15, 2005. The redemption price for any such redemption shall be the amount determined from the table below (expressed as a percentage of the principal amount of the Bonds or portions thereof so redeemed), plus accrued interest to the redemption date:

         Redemption Period                               Redemption
       (both dates inclusive)                               Price

July 15, 2005 through July 14, 2006                          102%
July 15, 2006 through July 14, 2007                          101%
July 15, 2007 and thereafter                                 100%

         If less than all Bonds at the time outstanding are to be called for prior redemption, the particular Bonds or portions thereof to be redeemed shall be selected by lot or by such other random means as the Trustee shall determine in its discretion. Bonds of denominations greater than $5,000 may be called for redemption, in part, in multiples of $5,000.

         Section 504. Notice of Redemption.

                  (a) Notice of the call for redemption identifying the Bonds to be redeemed (and, in the case of partial redemption of any Bonds, the respective principal amounts thereof to be redeemed), the redemption date and the redemption price shall (except for a redemption pursuant to Section 502) be given to Bondholders and to MBIA by mailing the redemption notice by registered or certified mail at least thirty days but no more than sixty days prior to the date fixed for redemption to the registered Owner of each Bond to be redeemed in whole or in part at the address shown on the registration books; provided, however, that failure to give notice by mailing, or any defect therein, with respect to any Bond shall not affect the validity of any proceedings for the redemption of any other Bonds or portions thereof. Reference is hereby made to Section 5.4 of the Loan Agreement, which provision sets forth the obligations of the Company with respect to notice to the Trustee of the Company's exercise of its rights to prepay the Note. In connection with an optional redemption, the redemption notice may state that the redemption is conditional upon the timely receipt by the Trustee of funds sufficient to pay the redemption price of the Bonds to be redeemed as of the date of such redemption. In the event of such conditional redemption notice, if such funds are not so received by the Trustee, the call for redemption shall be of no force and effect and the redemption shall not occur. On and after the redemption date specified in the notice, if funds sufficient to pay the redemption price of the Bonds described in such notice are received by the Trustee, the Bonds that were called for redemption shall not bear interest, shall no longer be protected by this Indenture and shall not be deemed to be outstanding, and the Holders thereof shall have the right only to receive the redemption price plus accrued interest to the date fixed for redemption; provided, however, that all actions required by Section 1301 of this Indenture have been taken.

                  (b) In addition to the redemption notice required above, if there is more than one Bondholder of all the Bonds, further notice (the "Additional Notice") shall be given by the Trustee as set out below. No defect in the Additional Notice or any failure to give all or any portion of the Additional Notice shall in any manner defeat the effectiveness of a call for redemption if notice is given as prescribed in paragraph (a) above.

                                    (1) Each  Additional  Notice  of  redemption
                  shall contain the information required in paragraph (a) above for an official notice of redemption plus (i) the CUSIP numbers of all Bonds being redeemed; (ii) the date of the Bonds as originally issued: (iii) the rate of interest borne by each Bond being redeemed; (iv) the maturity date of each Bond being redeemed; and (v) any other descriptive information needed to identify accurately the Bonds being redeemed.

                                    (2) Upon the payment of the redemption price
                  of the Bonds being redeemed, each check or other transfer of funds issued for such purpose shall bear the CUSIP number identifying, by issue and maturity, the Bonds being redeemed with the proceeds of such check or other transfer.

                                    (3) Each  Additional  Notice  of  redemption
                  shall be sent at least 35 days before the redemption date by registered or certified mail or overnight delivery service to the Paying Agents, if any, to all registered securities depositories then in the business of holding substantial amounts of obligations similar to the Bonds (such depositories now being The Depository Trust Company of New York, New York, Midwest Securities Trust Company of Chicago, Illinois, Pacific Securities Depository Trust Company of San Francisco, California and Philadelphia Depository Trust Company of Philadelphia, Pennsylvania), to Standard and Poor's Ratings Group, and to one or more national information services that disseminate notices of redemption of obligations such as the Bonds.

                                    (4) In  addition,  the Trustee  shall at all
                  reasonable times make available to any interested party complete information as to which Bonds have been redeemed or called for redemption.

         Section 505. Cancellation. All Bonds that have been redeemed shall be cancelled by the Trustee and disposed of by the Trustee. A cancelled Bond shall not be reissued and a counterpart of the certificate evidencing its disposition shall be furnished by the Trustee to the Municipality and the Company.


                                   ARTICLE VI

                                General Covenants

         Section 601. Payment of Principal, Premium, if any, and Interest. The Municipality shall promptly pay, but solely from payments under the Loan Agreement and on the Note and from funds otherwise available therefor in the Bond Fund the principal of and premium, if any, and interest on every Bond at the place, on the dates and in the manner provided herein and in the Bonds. The Bonds do not represent or constitute a debt of the Municipality within the meaning of the provisions of the Constitution or Statutes of the State of Indiana or a pledge of or charge against the credit of the Municipality or grant to the Owners or Holders thereof any right to have the Municipality levy taxes or appropriate any funds for the payment of the principal thereof or interest thereon.
         Section 602. Performance of Covenants. The Municipality will perform its obligations under this Indenture, the Bonds and the proceedings of its governing body pertaining to the Bonds. The Municipality represents that it is authorized under the Constitution and laws of the State of Indiana to issue the Bonds, to execute this Indenture and to assign all its right and title and interest in and to the Note and the Loan Agreement under this Indenture; that all action on its part for the issuance of the Bonds and the execution and delivery of this Indenture has been taken, and that the Bonds in the hands of the Holders and Owners thereof are and will be valid and binding obligations of the Municipality.

         The Company covenants that it will faithfully perform at all times all covenants, undertakings, stipulations and provisions which it has expressly undertaken to perform in this Indenture.

         Section 603. Ownership; Instruments of Further Assurance. The Municipality represents that it lawfully owns the Note and that the pledge and assignment thereof and the assignment of its interests in the Loan Agreement to the Trustee hereby made are valid and lawful. The Municipality covenants that it will defend the title to the Note and its interest in the Loan Agreement assigned to the Trustee, for the benefit of the Holders and Owners of the Bonds against the claims and demands of all persons whomsoever.

         The Municipality covenants that it will do, execute, acknowledge and deliver or cause to be done, executed, acknowledged and delivered, such indentures supplemental hereto and such further acts, instruments and transfers as the Trustee may reasonably require for the better assuring, transferring, pledging, assigning and confirming unto the Trustee the Note, the Loan Agreement and all payments thereon and thereunder pledged hereby to the payment of the principal of and premium, if any, and interest on the Bonds. The Municipality covenants that, except as provided herein and in the Loan Agreement, it will not sell, convey, mortgage, encumber or otherwise dispose of any part of the revenues and receipts payable under the Note and the Loan Agreement or its rights under the Loan Agreement.

         Section 604. Rights under Loan Agreement and Note. The Municipality agrees that the Trustee in its name or in the name of the Municipality may enforce all rights, remedies and privileges granted to the Municipality and all obligations of the Company under and pursuant to the Loan Agreement and the Note for and on behalf of the Bondholders, whether or not the Municipality is in default hereunder.

         Section 605. Designation of Additional Paying Agents. The Municipality will cause the necessary arrangements to be made through the Trustee for the designation of alternate paying agents, if any, and for the payment of the Bonds.

         Section 606. Recordation; Application of Uniform Commercial Code. The Municipality, the Company and the Trustee shall cause this Indenture and all supplements hereto as well as such other security instruments, financing statements and all supplements thereto and other instruments or documents as may be reasonably required from time to time to be kept, recorded and filed in such manner and in such places as may be required by law in order to preserve fully and protect the security of the Owners of the Bonds and the rights of the Trustee hereunder, and to perfect the lien of, and the security interest created by, this Indenture. This Indenture is a security agreement in support of any financing statement which may be executed and filed with respect to the Trust Estate, or any part thereof, and should an Event of Default occur, the Trustee may assert any or all of the remedies accorded a secured party under the Uniform Commercial Code of Indiana. The Company covenants and agrees to execute and to furnish to the Trustee such financing statements and continuations thereof as the Trustee may reasonably deem necessary or appropriate.

         Section 607. List of Bondholders. The Trustee as bond registrar will keep on file at the principal corporate trust office of the Trustee a list of names and addresses of the Holders of all Bonds. At reasonable times and under reasonable regulations established by the Trustee, said list may be inspected and copied by the Company, by the Purchaser or by Holders (or a designated representative thereof) of 10% or more in principal amount of Bonds then outstanding, such ownership and the authority of any such designated representative to be evidenced to the reasonable satisfaction of the Trustee.


                                   ARTICLE VII

                        Possession and Use of the Project
                          Financed with the 1989 Bonds

         Section 701. Subordination to Rights of Company. This Indenture and the rights and privileges hereunder of the Trustee and the Holders of the Bonds are specifically made subject and subordinate to the rights and privileges of the Company set forth in the Loan Agreement.


                                  ARTICLE VIII

                                    Remedies

         Section 801. Events of Default. If any of the following events occurs, it is hereby declared an "Event of Default":

                  (a)default in the due and punctual payment and for a period of five (5) days thereafter of any interest on any Bonds; or

                  (b)default in the due and punctual payment of the principal of or redemption premium, if any, on any Bond, whether at stated maturity thereof, or at the date for redemption thereof, or otherwise; or

                  (c)any Event of Default as defined in Section 6.1 of the Loan Agreement shall have occurred; or

                  (d)failure by  the  Municipality or the Company to perform any other obligations under the Bonds or in this Indenture continuing for sixty (60) days after written notice specifying the failure given to the Municipality and the Company by the Trustee, which shall give such notice at the written request of the Holders of not less than ten percent (10%) in aggregate principal amount of the Bonds then outstanding; provided, however, that with respect to this clause (d) and with respect to Section 6.1(d) of the Loan Agreement if failure of performance shall be such that it cannot be corrected within such period, it shall not constitute an Event of Default if: (i) such failure of performance, in the reasonable opinion of the Trustee, is correctable without material adverse effect on the Bonds; (ii) corrective action is instituted by or on behalf of the Municipality or the Company within such period and is diligently pursued until such failure of performance is corrected; and (iii) in the reasonable opinion of the Trustee, correction of such failure of performance has not taken an unreasonable amount of time. The Trustee may request (and may rely upon) from the Company or the Municipality a certificate to the effect that the Company or the Municipality has instituted corrective action and will diligently pursue such action and believes that its failure of performance can be corrected through such action; or

                  (e)an Event of Default as defined in Section 4.1 of the Guaranty shall have occurred.

         Section 802. Acceleration Rights. Upon the happening of any Event of Default specified in Section 801 herein, the Trustee may, with the consent of MBIA, and shall, at the written direction of MBIA, without any action on the part of the Holders of the Bonds, and shall upon the written request of the Holders of not less than twenty-five percent (25%) in aggregate principal amount of the Bonds then outstanding (but only with the written consent of MBIA), by notice in writing delivered to the Municipality and MBIA, declare the entire principal amount of the Bonds then outstanding and the interest accrued thereon, immediately due and payable, whereupon that portion of the principal of the Bonds thereby coming due and the interest thereon accrued to the date of payment shall, without further action, become and be immediately due and payable, anything in this Indenture or in the Bonds to the contrary notwithstanding.

         Section 803. Other Remedies; Rights of Bondholders. Upon the occurrence of an Event of Default, the Trustee may pursue any available remedy by suit at law or in equity to enforce the payment of the principal of and premium, if any, and interest on the Bonds then outstanding, to enforce this Indenture or to enforce its rights under the Loan Agreement or the Note.

         If an Event of Default shall have occurred, and if requested by MBIA or by the Holders of not less than twenty-five percent (25%) in aggregate principal amount of the Bonds then outstanding (but only with the written consent of MBIA) and indemnified as provided in Section 902(i) hereof, the Trustee must exercise such one or more of the rights and powers conferred by this Section 803 as the Trustee, being advised by counsel, shall deem most expedient in the interests of the Bondholders.

         No remedy given under this Indenture to the Trustee or to the Bondholders is intended to be exclusive of any other remedy. Each remedy shall be cumulative and shall be in addition to any other remedy given hereunder or existing at law or in equity or by statute.

         No delay or omission to exercise any right or power accruing upon any Event of Default shall impair the right or power or shall be construed to be a waiver of any Event of Default; and every right and power may be exercised from time to time and as often as may be deemed expedient.

         No waiver of any Event of Default, whether by the Trustee or by the Bondholders, shall extend to or shall affect any subsequent Event of Default or shall impair any rights or remedies relating to that Event of Default.

         Section 804. Right of Bondholders to Direct Proceedings. Subject to the rights of MBIA under the Municipal Bond Insurance Policy, the Holders of a majority in aggregate principal amount of the Bonds then outstanding shall have the right, at any time, by an instrument or instruments in writing executed and delivered to the Trustee, to direct the time, the method and place of conducting all proceedings to be taken in connection with the enforcement of this Indenture, or for the appointment of a receiver or any other proceedings hereunder; provided, that such direction shall be in accordance with the provisions of law and of this Indenture and that the Trustee is indemnified as provided in Section 902(i) of this Indenture.

         Section 805. Appointment of Receivers. Upon the occurrence of an Event of Default, and upon the filing of a suit or other commencement of judicial proceedings to enforce the rights of the Trustee and of the Bondholders under this Indenture, the Trustee shall be entitled, to the extent permitted by law, to the appointment of a receiver or receivers of the Trust Estate and of the revenues, earnings, income, products and profits thereof, pending such proceedings, with such powers as the court making such appointment shall confer.

         Section 806. Application of Moneys. Subject to the rights of MBIA under the Municipal Bond Insurance Policy, all moneys received by the Trustee pursuant to any right given or action taken under the provisions of this Article VIII shall, after payment of the costs and expenses of the proceedings resulting in the collection of such moneys and of the expenses, liabilities and advances and fees incurred or made by the Trustee and the sums required to be paid by the Company pursuant to this Indenture, the Bonds, the Loan Agreement or the Note (other than payment of principal, premium and interest on the Bonds or the Note), be deposited into the Bond Fund and applied as follows without preference, priority or distinction as between any Bond and any other Bond:

                  (a) Unless the principal of all the Bonds shall have become or shall have been declared due and payable, all moneys shall be applied:

                                    First--To the payment of all installments of
                  interest then due on the Bonds, in the order of the maturity of the installments of such interest and, if the amount available is not sufficient to pay in full any particular installment, then to the payment ratably, according to the amounts due on that installment, to the persons entitled thereto, without any discrimination or privilege; and
                                    Second--To   the   payment   of  the  unpaid
                  principal of and premium, if any, on the Bonds which shall have become due (other than portions of the Bonds called for redemption for the payment of which moneys are held pursuant to the provisions of this Indenture), in the order of their due dates, with interest from the respective dates upon which they become due and, if the amount available is not sufficient to pay in full any particular installment, then to the payment ratably, according to the amounts due on that installment, to the persons entitled thereto, without any discrimination or privilege.

                                    Third--To   MBIA  in  connection  with  any
                  payments due it with respect to the Municipal Bond Insurance Policy.

                  (b) If the principal of all the Bonds shall have become due or shall have been declared due and payable, all moneys shall be applied to the payment of the principal of and premium, if any, and interest then due and unpaid on the Bonds (other than portions of the Bonds called for redemption for the payment of which moneys are held pursuant to the provisions of this Indenture), without preference or priority, ratably, according to the amounts due respectively for principal, premium and interest, to the persons entitled thereto, without any discrimination or privilege.

                  (c) If the principal of all the Bonds shall have been declared due and payable, and if such declaration shall thereafter have been rescinded, then, subject to the provisions of subsection (b) of this
         Section 806 in the event that the principal of the Bonds shall later become due or be declared due and payable, the money shall be applied in accordance with subsection (a) of this Section 806.

         Moneys shall be applied under this Section 806 at the times that the Trustee shall determine, having regard for the amount of moneys available for application and the likelihood of additional moneys becoming available for application in the future. The Trustee shall fix the date (which shall be an interest payment date unless it shall deem another date more suitable) upon which application is to be made and on that date interest on the amounts of principal to be paid shall cease to accrue. The Trustee shall give such notice as it may deem appropriate of the deposit with it of any such moneys and of the fixing of any such date, and shall not be required to make payment to the Holder of any Bond until the Bond shall be presented to the Trustee for appropriate endorsement or for cancellation if fully paid.

         Section 807. Remedies Vested in Trustee. All rights of action (including the right to file proofs of claim) under this Indenture or under any of the Bonds may be enforced by the Trustee without the possession of any of the Bonds or the production thereof in any trial or other proceedings relating thereto and any such suit or proceeding instituted by the Trustee shall be brought in its name as Trustee without the necessity of joining as plaintiffs or defendants the Holders of the Bonds and any recovery of judgment shall, subject to the provisions of Section 806 hereof, be for the equal benefit of the Holders of the Bonds.

         Section 808. Rights and Remedies of Bondholders. No Holder of any Bond may institute any suit, action or proceeding in equity or at law for the enforcement of this Indenture or for the execution of any trust thereof or for the appointment of a receiver or any other remedy hereunder, unless (a) a default has occurred of which the Trustee has been notified as provided in subsection (g) of Section 902 hereof, or of which by that subsection it is deemed to have notice, (b) that default shall have become an Event of Default and the Holders of not less than twenty-five percent (25%) in aggregate principal amount of the Bonds then outstanding shall have made written request to the Trustee and shall have offered reasonable opportunity either to proceed to exercise the powers hereinbefore granted or to institute such action, suit or proceedings in its own name, (c) they have offered to the Trustee indemnity as provided in Section 902(i) hereof, and (d) the Trustee shall thereafter fail or refuse to exercise its powers, or to institute such action, suit or proceeding. The notification, request and offer of indemnity are, at the option of the Trustee, conditions precedent to the execution of the powers and trusts of this Indenture, and to any action or cause of action for the enforcement of this Indenture, or for the appointment of a receiver or for any other remedy hereunder. No one or more Holders of the Bonds shall have any right in any manner whatsoever to affect, disturb or prejudice the lien of this Indenture by their action or to enforce any right hereunder except in the manner herein provided, and all proceedings at law or in equity shall be instituted, had and maintained in the manner herein provided and for the equal benefit of the Holders of all Bonds then outstanding.

         Section 809. Termination of Proceedings. If the Trustee shall have proceeded to enforce any right under this Indenture and the proceedings shall have been discontinued or abandoned for any reason, or shall have been determined adversely, then the Municipality, the Company, the Trustee and the Bondholders shall be restored to their former positions and rights hereunder.

         Section  810. Waivers  of Events of  Default.  Subject to the rights of
MBIA under the Municipal Bond Insurance Policy, the Trustee may in its discretion waive any Event of Default (except to the extent that the Trustee is required by the Bondholders pursuant to Section 803 hereof to exercise certain rights or powers) and its consequences and rescind any declaration of acceleration of maturity of principal of and interest on the Bonds, and shall do so upon the written request of the Holders of not less than a majority in aggregate principal amount of the Bonds then outstanding; provided, however, that there shall not be waived (a) any default in the payment of the principal of or premium on any Bond or (b) any default in the payment when due of the interest on any Bond unless prior to such waiver or rescission, all arrears of interest, principal and premium, and all fees and expenses of the Trustee in connection with such default, shall have been paid or provided for. In case of any such waiver or rescission, the Municipality, the Company, the Trustee and the Bondholders shall be restored to their former positions and rights hereunder, respectively, but no such waiver or rescission shall extend to any subsequent or other default, or impair any right consequent thereon.

         Section 811. Cooperation of Municipality. In the event of a default hereunder, the Municipality shall cooperate with the Trustee and use its best efforts to protect the Bondholders.

         Section 812. Consent of MBIA Upon Default. Anything in this Indenture to the contrary notwithstanding, so long as the Municipal Bond Insurance Policy is in effect and MBIA is not in default in its obligations thereunder, upon the occurrence and continuance of an Event of Default, MBIA shall be entitled to control and direct the enforcement of all rights and remedies granted to the Bondholders or the Trustee for the benefit of the Bondholders under this Indenture, including, without limitation, acceleration of the principal of the Bonds as described in this Indenture and the right to annul any declaration of acceleration, and MBIA shall also be entitled to approve all waivers of Events of Default.


                                   ARTICLE IX

                                   The Trustee

         Section 901. Acceptance of Trusts. The Trustee accepts the trusts imposed upon it by this Indenture. The Trustee shall exercise the rights and powers vested in it by this Indenture and shall use the same degree of care as a prudent man would exercise or use in the circumstances in the conduct of his own affairs.

         Section 902. Certain Rights of Trustee.

                  (a) The Trustee may perform any of its duties by or through attorneys, agents, receivers or employees but shall be answerable for the conduct of the same in accordance with the standard specified in
         Section 901 and shall be entitled to advice of counsel concerning all matters hereunder and may pay reasonable compensation to all attorneys and agents as may reasonably be employed and shall be entitled to reimbursement therefor from the Company. The Trustee may act upon the opinion or advice of any attorney (who may be the attorney or attorneys for the Municipality or the Company). The Trustee shall not be responsible for any loss or damage resulting from any action or nonaction in good faith in reliance upon such opinion or advice.

                  (b) The Trustee shall not be responsible for any recital in this Indenture, or in the Bonds (except the certificate of the Trustee endorsed on the Bonds) or in any related document (other than documents relating solely to and executed only by the Trustee), or for the validity of the execution by the Municipality of this Indenture or of any supplements or instruments of further assurance, or for the sufficiency of the security for the Bonds or as to the maintenance of the security therefor except as provided in Section 606 hereof; and the Trustee shall not be bound to make any investigation as to the performance or observance of any covenants, conditions or agreements on the part of the Municipality or on the part of the Company under the Loan Agreement. The Trustee shall have no obligation to perform any of the duties of the Municipality under the Loan Agreement, and the Trustee shall not be responsible or liable for any loss suffered in connection with any investment of funds made by it in accordance with the provisions of this Indenture.

                  (c) The Trustee shall not be accountable for the use of any Bonds. The Trustee may be or become the Owner of Bonds with the same rights which it would have if not Trustee.

                  (d) The Trustee shall be protected in acting upon any notice, request, consent, certificate, order, affidavit, letter, telegram or other paper or document believed to be genuine and correct and to have been signed or sent by the proper person or persons. Any action taken by the Trustee pursuant to this Indenture upon the request or authority or consent of any person who at the time of making such request or giving such authority or consent is the Owner of any Bond, shall be conclusive and binding upon all future Owners of the same Bond and upon Bonds issued in exchange therefor or in place thereof.

                  (e) As to the existence or nonexistence of any fact or as to the sufficiency or validity of any instrument, paper or proceeding, the Trustee shall be entitled to rely upon an Officer's Certificate of the Municipality. Prior to the occurrence of a default of which the Trustee has been notified or of which it is deemed to have notice, the Trustee may accept an Officer's Certificate to the effect that any particular dealing, transaction or action is necessary or expedient, but may at its discretion secure such further evidence deemed necessary or advisable, but shall in no case be bound to secure the same. The Trustee may accept an Officer's Certificate of the Municipality to the effect that an ordinance or resolution has been adopted by the Municipality as conclusive evidence that such ordinance or resolution has been adopted and is in full force and effect.

                  (f) The permissive right of the Trustee to do things enumerated in this Indenture shall not be construed as a duty and the Trustee shall not be answerable for other than its gross negligence or willful default.

                  (g) The Trustee shall not be required to take notice or be deemed to have notice of any Event of Default (other than nonpayment of the principal and interest on the Bonds) unless the Trustee shall be specifically notified in writing of the Event of Default by the Municipality, by the Holders of at least twenty-five percent (25%) in aggregate principal amount of all Bonds then outstanding or by the Company and all notices or other instruments required by this Indenture to be delivered to the Trustee must, in order to be effective, be delivered at the principal corporate trust office of the Trustee.

                  (h) The Trustee may demand, in respect of the authentication of any Bonds, the withdrawal of any cash, the release of any property, or any action whatsoever within the purview of this Indenture, any showings, certificates, opinions, appraisals or other information, or corporate action or evidence thereof, in addition to that required by the terms hereof which the Trustee deems desirable.

                  (i) Before taking any action, the Trustee may require that a satisfactory indemnity bond be furnished for the reimbursement of all expenses which it may incur and to protect it against all liability, except liability which is adjudicated to have resulted from its gross negligence or willful default in connection with any action so taken.

                  (j) All moneys received by the Trustee or any paying agent shall be held in trust for the purposes for which they were received but need not be segregated from other funds except to the extent required by law.

                  (k) The Trustee shall not be required to give any bond or surety in respect of the execution of the said trusts and powers or otherwise in respect of the premises.

         Section 903. Fees, Charges and Expenses of Trustee and Paying Agent. The Trustee and any paying agent shall be entitled to prompt payment upon demand or reimbursement for usual and customary fees for their services rendered hereunder as set forth in fee schedules or similar documents effective during the term of this Indenture and available from the Trustee and all advances, counsel fees and other expenses reasonably and necessarily made or incurred by them in connection with such services. Upon an Event of Default, but only upon an Event of Default, the Trustee and any paying agent shall have a right of payment prior to payment on account of interest or principal of or premium, if any, on the Bonds for the foregoing advances, fees, costs and expenses incurred.

         Section 904. Notice to Bondholders if Default Occurs. If an Event of Default occurs of which the Trustee is required to take notice or if notice of an Event of Default be given by the Municipality, the Bondholders or the Company as provided in Section 902(g) hereof, the Trustee shall give prompt written notice thereof to MBIA and to the Owners of all Bonds then outstanding.

         Section 905. Intervention by Trustee. In any judicial proceeding to which the Municipality is a party and which in the opinion of the Trustee and its counsel has a substantial bearing on the interests of the Holders of the Bonds, the Trustee may intervene on behalf of the Bondholders and, subject to the provisions of Section 902(i) hereof, shall do so if requested in writing by the Holders of at least twenty-five percent (25%) in aggregate principal amount of all Bonds then outstanding. The rights and obligations of the Trustee under this Section 905 are subject to the approval of a court of competent jurisdiction.

         Section 906. Successor Trustee. Any corporation or association into which the Trustee may be converted or merged, or with which it may be consolidated, or to which it may sell or transfer its corporate trust business and assets as a whole or substantially as a whole, or any corporation or association resulting from any such conversion, sale, merger, consolidation or transfer to which it is a party shall become successor Trustee hereunder, without the execution or filing of any instrument or any further act, deed or conveyance on the part of any of the parties hereto; provided, however, that if the successor corporation is not a trust company or bank within the State of Indiana that satisfies the requirements of Section 909 hereof, the Trustee shall resign from the trusts hereby created prior to such sale, merger, consolidation or transfer.

         Section 907. Resignation by Trustee. The Trustee and any successor Trustee may at any time resign by giving thirty days' written notice to the Municipality, the Company and MBIA and by registered or certified mail to the registered Owners of the Bonds then outstanding, and the resignation shall take effect upon the appointment of a successor or temporary Trustee by the Bondholders or by the Municipality as provided herein and such successor or temporary Trustee's acceptance of such appointment. The Trustee may petition a court of appropriate jurisdiction to have a successor Trustee appointed.

         Section 908. Removal of Trustee. The Trustee may be removed at any time by an instrument or concurrent instruments in writing delivered to the Trustee and to the Municipality and signed by the Owners of a majority in aggregate principal amount of all Bonds then outstanding (but only with the consent of MBIA). The Trustee may be removed at any time, at the request of MBIA, for any breach of the Trust set forth herein. Any such removal shall take effect upon the appointment of a successor or temporary Trustee by the Bondholders or by the Municipality as provided herein and such successor or temporary Trustee's acceptance of such appointment.

         Section 909. Appointment of Successor Trustee by Bondholders; Temporary Trustee. In case the Trustee shall resign or be removed, or be dissolved, or shall be in course of dissolution or liquidation, or otherwise become incapable of acting hereunder, or in case it shall be taken under the control of any public officer or officers, or of a receiver appointed by a court, a successor reasonably acceptable to MBIA may be appointed by the Owners of a majority in aggregate principal amount of all Bonds then outstanding by an instrument or concurrent instruments in writing; provided, nevertheless, that in case of such vacancy the Municipality by an instrument executed by its Mayor and attested by its Clerk under its seal may appoint a temporary Trustee to fill the vacancy until a successor Trustee is appointed by the Bondholders; and any temporary Trustee shall immediately be superseded by the successor Trustee appointed by the Bondholders. Every temporary or successor Trustee shall be a trust company or bank in good standing within the State of Indiana, duly authorized to exercise trust powers and subject to examination by federal or state authority, and having a reported capital and surplus of not less than $75,000,000 and acceptable to MBIA. The appointment of every temporary or successor Trustee shall be subject to the prior approval of the Company, which approval may not be unreasonably withheld. Notwithstanding any other provision of this Indenture, no removal, resignation or termination of the Trustee shall take effect until a successor, acceptable to MBIA, shall be appointed.

         Section 910. Concerning Any Successor Trustees. Every successor Trustee shall deliver to its predecessor, the Municipality and the Company an instrument in writing accepting its appointment, and thereupon such successor without any further act, deed or conveyance, shall become fully vested with all the properties, rights, powers, trusts, duties and obligations of its predecessor; but the predecessor shall, nevertheless, on the Written Request of the Municipality, or of the successor Trustee, execute and deliver an instrument transferring to the successor Trustee all the properties, rights, powers and trusts of the predecessor; and every predecessor Trustee shall deliver all securities and moneys held by it as Trustee to its successor. If any instrument in writing from the Municipality is required by any successor Trustee for more fully and certainly vesting in the successor the rights, powers and duties hereby vested or intended to be vested in the predecessor, any and all such instruments in writing shall, on request, be executed and delivered by the Municipality. The resignation of any Trustee and the instrument or instruments removing any Trustee and appointing a successor hereunder, together with all other instruments provided for in this Article, shall be filed or recorded by the successor Trustee in each recording office, if any, where the Indenture has been filed or recorded.

         Section 911. Trustee Protected in Relying upon Resolution, etc. The resolutions, opinions, certificates and other instruments provided for in this Indenture may be accepted by the Trustee as conclusive evidence of the facts and conclusions stated therein and shall be full warrant, protection and authority to the Trustee for the release of property and the withdrawal of cash.

         Section 912. Successor Trustee as Trustee of Funds, Paying Agent and Bond Registrar. In the event of a change in the office of Trustee, the predecessor Trustee which has resigned or been removed shall cease to be trustee of the funds provided hereunder and bond registrar and paying agent for principal of and premium, if any, and interest on the Bonds, and the successor Trustee shall become such Trustee, bond registrar and paying agent.


                                    ARTICLE X

                              Continuing Disclosure

         Section 1001. Continuing Disclosure. Pursuant to Section 4.8 of the Loan Agreement and Section 3.4 of the Guaranty Agreement, the Company and the Guarantor have undertaken all responsibility for compliance with continuing disclosure requirements, and the Municipality shall have no liability to the Holders of the Bonds or any other person with respect to such disclosure matters. Notwithstanding any other provision of this Indenture, failure of the Company or the Guarantor to comply with the Continuing Disclosure Undertaking shall not be considered an Event of Default; however, any Bondholder may take such actions as may be necessary and appropriate, including seeking specific performance by court order, to cause the Company and the Guarantor to comply with its obligations under Section 4.8 of the Loan Agreement and Section 3.4 of the Guaranty Agreement.


                                   ARTICLE XI

                             Supplemental Indentures

         Section 1101. Supplemental Indentures Not Requiring Consent of Bondholders. The Municipality, the Company and the Trustee may without the consent of, or notice to, any of the Bondholders (but only with the consent of MBIA) enter into an indenture or indentures supplemental to this Indenture, which is consistent with the terms hereof, for any one or more of the following purposes:

                  (a) To cure any ambiguity or formal defect or omission in this Indenture or in any supplemental indenture which is not to the prejudice of the Trustee or the Holders of the Bonds;

                  (b) To grant to the Trustee any additional rights, remedies, powers or authority that may lawfully be granted to the Trustee;

                  (c) To subject to this Indenture additional collateral;

                  (d) To modify, amend or supplement this Indenture or any indenture supplemental hereto in such manner as to permit the qualification hereof and thereof under any federal statute hereafter in effect or under any state Blue Sky Law, and in connection therewith, if they so determine, to add to this Indenture or any indenture supplemental hereto, such other terms, conditions and provisions (which, in the judgment of the Trustee, are not to the prejudice of the Holders of the Bonds) as may be permitted or required by said federal statute or Blue Sky Law; and

                  (e) To effect any other change which, in the judgment of the Trustee, is not to the prejudice of the Trustee or the Holders of the Bonds.

         Section 1102. Supplemental Indentures Requiring Consent of Bondholders. Exclusive of supplemental indentures covered by Section 1101 hereof and subject to the terms of this Section, the Holders of at least a majority in aggregate principal amount of the Bonds then outstanding may (with the written consent of MBIA) consent to the execution and delivery by the Municipality, the Company and the Trustee of such other indenture or indentures supplemental hereto for the purpose of modifying, altering, amending, adding to or rescinding, in any particular, any of the terms of this Indenture or any supplemental indenture; provided, however, that the unanimous written consent of the Bondholders shall be required for any amendment which would permit: (a) an extension of the stated maturity or reduction in the principal amount of, or reduction in the rate or extension of the time of paying of interest on, or reduction of any premium payable on the redemption of, any Bond, (b) a reduction in the aggregate principal amount of Bonds the Holders of which are required to consent to any such supplemental indenture, or (c) the material modification of the rights, duties or immunities of the Trustee.


                                   ARTICLE XII

                        Amendments to the Loan Agreement

         Section 1201. Amendments, etc., to Loan Agreement or the Guaranty Not Requiring Consent of Bondholders. The Municipality and the Trustee with the consent of the Company and with the written consent of MBIA shall, without the consent of or notice to the Bondholders, consent to any amendment, change or modification of the Loan Agreement or the Guaranty as may be required (a) by the provisions of any such instrument and this Indenture, (b) for the purpose of curing any ambiguity or formal defect or omission or (c) in connection with any other change which, in the judgment of the Trustee, is not to the prejudice of the Trustee or the Holders of the Bonds.

         Section 1202. Amendments, etc., to Loan Agreement or the Guaranty Requiring Consent of Bondholders. Except for the amendments, changes or modifications as provided in Section 1201 hereof, neither the Municipality nor the Trustee shall consent to any other amendment, change or modification of the Loan Agreement or the Guaranty without the consent of the Holders of at least a Majority in aggregate principal amount of the Bonds then outstanding and only with the written consent of MBIA.

         Section 1203. No Amendment May Alter Note. Under no circumstances shall any amendment to the Loan Agreement alter the provisions of the Note relating to the payment of principal, premium, and interest thereon, without the written consent of the Holders of all the Bonds at the time outstanding and without the written consent of MBIA.


                                  ARTICLE XIII

                                  Miscellaneous

         Section 1301. Satisfaction and Discharge. All rights and obligations of the Municipality and the Company under the Loan Agreement, the Note and this Indenture shall terminate and those instruments shall cease to be of further effect, and the Trustee shall cancel the Note and deliver it to the Company, shall execute and deliver all appropriate instruments evidencing the satisfaction of this Indenture, and shall assign and deliver to the Company any moneys and investments in all funds established hereunder (except moneys or investments held by the Trustee for the payment of principal of, interest on, or premium, if any, on the Bonds) when

                  (a) all fees and expenses of the Trustee and any paying agent shall have been paid or provided for;

                  (b) the Municipality and the Company shall have performed all of their obligations under the Loan Agreement, the Note and this Indenture;

                  (c) there shall have been deposited with the Trustee either moneys in an amount which shall be sufficient without reinvestment, or direct noncallable obligations of the United States of America the principal of and the interest on which when due without reinvestment will provide moneys which, together with the moneys, if any, deposited with the Trustee, shall be sufficient, to pay when due the principal or redemption price, if applicable, and interest due and to become due on the Bonds prior to the redemption date or maturity date thereof, as the case may be; provided, that if any Bonds are to be redeemed prior to the maturity thereof, notice of such redemption shall have been duly given or arrangement satisfactory to the Trustee shall have been made for notice, or waiver of notices satisfactory in form to the Trustee shall have been filed with the Trustee; and

                  (d) the Trustee shall have received an opinion of Bond Counsel addressed to the Trustee to the effect that such actions shall not cause the interest on the Bonds to become includable under Section 103 of the Code in the gross income of the Holders thereof for federal income tax purposes.

         Notwithstanding anything herein to the contrary, in the event that the principal and/or interest due on the Bonds shall be paid by MBIA pursuant to the Municipal Bond Insurance Policy, the Bonds shall remain Outstanding for all purposes, not be defeased or otherwise satisfied and not be considered paid by the Municipality, and the assignment and pledge of the Trust Estate and all covenants, agreements and other obligations of the Municipality to the
Bondholders shall continue to exist and shall run to the benefit of MBIA, and MBIA shall be subrogated to the rights of such Bondholders.

         Section 1302. Application of Trust Money. All money or direct obligations of the United States of America deposited with or held by the Trustee pursuant to Section 1301 hereof shall be held in trust for the Holders of the Bonds, and applied by it, in accordance with the provisions of the Bonds and this Indenture, to the payment, either directly or through any paying agent, to the persons entitled thereto, of the principal and premium, if any, and interest on the Bonds for whose payment the money has been deposited with the Trustee. Any income or interest earned by, or increment to, the investments held under Section 1301 hereof shall to the extent not required for the purposes of this Section 1302, be transferred to the Bond Fund.

         Section 1303. Consents, etc., of Bondholders. Any consent, request, direction, approval, objection or other instrument required by this Indenture to be executed by the Bondholders may be in any number of concurrent writings and may be executed by the Bondholders in person or by agent appointed in writing. Proof of the execution of any such instrument or of the writing appointing any agent and of the ownership of Bonds, if made in the following manner, shall be sufficient for any of the purposes of this Indenture, and shall be conclusive in favor of the Trustee with regard to any action taken under such request or other instrument. The fact and date of the execution by any person of any such writing may be proved by the certificate of any officer in any jurisdiction who by law has power to take acknowledgments within such jurisdiction that the person signing such writing acknowledged before him the execution thereof, by affidavit of any witness to such execution.

         For all purposes of this Indenture and of the proceedings for the enforcement hereof, any such person shall be deemed to continue to be the Holder of such Bonds until the Trustee shall have received notice in writing to the contrary.

         In determining whether the holders of the required principal amount of Bonds outstanding have taken any action under this Indenture, Bonds owned by the Company or any person controlling, controlled by or under common control with the Company shall be disregarded and deemed not to be outstanding. In determining whether the Trustee shall be protected in relying on any such action, only Bonds which the Trustee knows to be so owned shall be disregarded. Any action, consent or other instrument shall be irrevocable and shall bind any subsequent owner of such Bond or any Bond delivered in substitution therefor.

         Section 1304. Parties Interested Herein. Nothing in this Indenture expressed or implied is intended or shall be construed to confer upon, or to give or grant to, any person or entity, other than the Company, the Trustee, MBIA and the Bondholders, any right, remedy, or claim under or by reason of this Indenture or any covenant, condition or stipulation hereof, and all covenants, stipulations, promises and agreements in this Indenture contained by and on behalf of the Company shall be for the sole and exclusive benefit of the Company, the Trustee, MBIA, and the Bondholders.

         Section 1305. Severability. If any provision of this Indenture shall be held or deemed to be or shall, in fact, be inoperative or unenforceable as applied in any particular case in any jurisdiction or jurisdictions or in all jurisdictions, or in all cases because it conflicts with any other provision or provisions hereof or any constitution or statute or rule of public policy, or for any other reason, such circumstances shall not have the effect of rendering the provision in question inoperative or unenforceable in any other case or circumstance, or of rendering any other provision or provisions herein contained invalid, inoperative or unenforceable to any extent whatever.

         The invalidity of any one or more phrases, sentences, clauses or Sections in this Indenture shall not affect the remaining portions of this Indenture, or any part thereof.

         Section 1306. Notices. All notices, certificates, payments or other communications hereunder shall be sufficiently given and shall be deemed given when delivered or mailed by registered or certified mail, postage prepaid, or overnight express mail addressed as follows: if to the Municipality, at the Fishers Town Hall, 1 Municipal Drive, Fishers, Indiana 46038, Attention of its Clerk-Treasurer; if to the Company or to the Guarantor, at 1220 Waterway Boulevard, Indianapolis, Indiana 46202, Attention of its Chief Financial Officer; if to the Trustee, at 101 West Washington Street, Indianapolis, Indiana 46255, Attention of the Corporate Trust Department; and if to MBIA, at MBIA Insurance Corporation, 113 King Street, Armonk, New York 10504; or to such other addresses as may hereafter be furnished by notice.

         Section 1307. Trustee as Paying Agent and Registrar.   The  Trustee  is
hereby designated and agrees to act as principal paying agent and Bond Registrar for the Bonds.

         Section 1308. Counterparts. This Indenture may be executed in several counterparts, each of which shall be an original.

         Section 1309. Applicable Law. This Indenture shall be governed by and construed in accordance with the applicable laws of the State of Indiana.

         Section 1310. Holidays. If any date for the payment of principal of or premium or interest on the Bonds is not a Business Day, then such payment shall be due on the first Business Day thereafter and payment on such day shall be considered timely hereunder.

         Section 1311. Captions and Table of Contents. The captions herein and the Table of Contents are inserted only as a matter of convenience and do not in any way define, limit, construe or describe the scope or intent of this Indenture or any section thereof or in any other way affect this Indenture.


                                   ARTICLE XIV

                       Municipal Bond Insurance Provisions

         Section 1401. Notices. While the Municipal Bond Insurance Policy is in effect, the Company shall furnish to MBIA: (i) as soon as practicable after the filing thereof, a copy of any financial statement of the Company and the Guarantor and a copy of any audit and annual report of the Company or the Guarantor; (ii) a copy of any notice to be given to the Bondholders, or to any other person pursuant to this Indenture or the Loan Agreement, including, without limitation, notice of any redemption of or defeasance of Bonds, and any certificate rendered pursuant to this Indenture relating to the security for the Bonds; and (iii) such additional information it may reasonably request.

         The Trustee shall notify MBIA of any failure of the Company to provide relevant notices, certificates, etc.

         If and to the extent the Trustee does not have sufficient funds on the date on which interest on or principal of the Bonds is due to make such interest or principal payments, the Trustee shall notify MBIA by telephone or telegraph (which notification shall be confirmed in writing sent to MBIA by registered or certified mail). In the event of such notification and thereafter on the date on which interest on or principal of the Bonds is due, the Trustee does receive sufficient funds to make such interest or principal payments in whole or in part, the Trustee shall so notify MBIA in the same manner (and shall confirm such notification in the same manner).

         If the Trustee has notice that any Bondholder has been required to disgorge payments of principal or interest on the Bonds to a trustee in bankruptcy or creditors or others pursuant to a final judgment by a court of competent jurisdiction that such payment constitutes an avoidable preference to such Bondholder within the meaning of any applicable bankruptcy laws, then the Trustee shall notify MBIA or its designee of such fact by telephone or telegraphic notice, confirmed in writing by registered or certified mail.

         The Trustee is hereby irrevocably designated, appointed, directed and authorized to act as attorney-in-fact for the Bondholders, as follows:

                                    (i)  If  and  to  the  extent   there  is  a
                  deficiency in amounts required to pay interest on the Bonds, the Trustee shall (a) execute and deliver to State Street bank and Trust Company, N.A., or its successors under the Insurance Policy, in form satisfactory to the Insurance Trustee, an instrument appointing the Insurer as agent for such Holders in any legal proceeding related to the payment of such interest and an assignment to the Insurer of the claims for interest to which such deficiency relates and which are paid by the Insurer; (b) receive as designee of the respective Holders (and not as Trustee) in accordance with the tenor of the Insurance Policy payment from the Insurance Trustee with respect to the claims for interest so assigned; and (c) disburse the same to such respective Holders; and

                                    (ii) If and to the extent of a deficiency in
                  amounts required to pay principal of the Bonds, the Trustee shall (a) execute and deliver to the Insurance Trustee in form satisfactory to the Insurance Trustee an instrument appointing the Insurer as agent for such Holder in any legal proceeding relating to the payment of such principal and an assignment to the Insurer of any of the Bonds surrendered to the Insurance Trustee of so much of the principal amount thereof as has not previously been paid or for which moneys are not held by the Insurer and available for such payment (but such assignment shall be delivered only if payment from the Insurance Trustee is received); (b) receive as designee of the respective Holders (and not as Insurer) in accordance with the tenor of the Insurance Policy payment therefor from the Insurance Trustee; and (c) disburse the same to such Holders.

         Payments with respect to claims for interest on and principal of Bonds disbursed by the Trustee from proceeds of the Insurance Policy shall not be considered to discharge the obligation of the Company with respect to such Bonds, and the Insurer shall become the owner of such unpaid Bonds and claims for the interest in accordance with the tenor of the assignment made to it under the provisions of this subsection or otherwise.

         Irrespective of whether any such assignment is executed and delivered, the Municipality and the Trustee hereby agree for the benefit of the Insurer that they recognize that to the extent the Insurer makes payments, directly or indirectly, on account of principal of or interest on the Bonds, the Insurer will be subrogated to the rights of such Holders to receive the amount of such principal and interest from the Municipality, with interest thereon as provided and solely from the sources stated in this Indenture and the Bonds. They will accordingly pay to the Insurer the amount of such principal and interest (including principal and interest recovered under subparagraph (ii) of the first paragraph of the Insurance Policy, which principal and interest shall be deemed past due and not to have been paid), with interest thereon as provided in this Indenture and the Bonds, but only from the sources and in the manner provided herein for the payment of principal of and interest on the Bonds to Holders, and will otherwise treat the Insurer as the owner of such rights to the amount of such principal and interest.

         The Company will permit MBIA to discuss the affairs, finances and accounts of the Company or any information MBIA may reasonably request regarding the security for the Bonds with appropriate officers of the Company. The Trustee or the Company, as appropriate, will permit MBIA to have access to and make copies of all books and records relating to the Bonds at any reasonable time.

         In connection with the issuance of Additional Bonds pursuant to this Indenture, the Company shall deliver to MBIA a copy of the disclosure document, if any, circulated with respect to such Additional Bonds.

         Copies of any amendments made to any documents executed in connection with the issuance of the Bonds which amendments are consented to by MBIA, shall be sent to Standard & Poor's Ratings Service.

         MBIA shall receive notice of the resignation or removal of the Trustee and the appointment of a successor thereto.

         Notwithstanding any other provision of this Indenture to the contrary, the Trustee shall immediately notify MBIA if at any time there are insufficient moneys to make any payments of principal and/or interest as required and immediately upon the occurrence of any Event of Default hereunder.

         Section 1402. Consent of MBIA. Any provision of this Indenture expressly recognizing or granting rights in or to MBIA may not be amended in any manner which affects the rights of MBIA hereunder without the prior written consent of MBIA.

         Unless otherwise provided in this Section, MBIA's consent shall be required in addition to Bondholder consent, when required, for the following purposes: (i) execution and delivery of any supplemental indenture or any amendment, supplement or change to or modification of the Loan Agreement, the Note or the Guaranty; (ii) removal of the Trustee and selection and appointment of any successor trustee; and (iii) initiation or approval of any action not described in (i) or (ii) above which requires Bondholder consent.

         Section 1403. Effectiveness of Rights of MBIA to Consent or Direct Actions. All rights granted MBIA hereunder to direct or consent to actions to be taken under any provision of this Indenture shall be effective only if MBIA shall, at the time thereof, be in compliance with its payment obligations under the Municipal Bond Insurance Policy.

         Section 1404. Trustee to Consider Effect on Bondholders of Actions Taken Pursuant to Indenture as if There Were No Municipal Bond Insurance. Notwithstanding any other provision of this Indenture, in determining whether the rights of the Bondholders will be adversely affected by any action taken pursuant to the terms and provisions of this Indenture, the Trustee shall consider the effect on the Bondholders as if there were no Municipal Bond Insurance Policy.

         Section 1405. MBIA as Third-Party Beneficiary. To the extent that this Indenture confers upon or gives or grants to MBIA any right, remedy, or claim under or by reason of this Indenture, MBIA is hereby explicitly recognized as being a third-party beneficiary hereunder and may enforce any such right, remedy or claim conferred, given, or granted hereunder.

          [This page intentionally left blank. Signature pages follow.]

         IN WITNESS WHEREOF, INDIANAPOLIS WATER COMPANY, has caused these presents to be signed in its name and behalf and attested by its duly authorized officers and the Town of Fishers Indiana, has caused these presents to be signed in its name and behalf by its Mayor and its corporate seal to be hereunto affixed and attested by its Clerk and, to evidence its acceptance of the Trusts hereby created, National City Bank of Indiana of Indianapolis has caused these presents to be signed in its name and behalf by a duly authorized Vice President and Trust Officer, its official seal to be hereunto affixed, and the same to be attested by one of its duly authorized officers, all as of the day and year first above written.

                                               INDIANAPOLIS WATER COMPANY


                                               By   /s/ Joseph R. Broyles
                                               Joseph R. Broyles, President

/s/ John M. Davis
John M. Davis, Secretary


                                               THE TOWN OF FISHERS, INDIANA


                                               By   /s/  Walter F. Kelly
(SEAL)                                         Walter F. Kelly, President,
                                               Town Council

ATTEST:

/s/ Linda Gaye Cordell
Linda Gaye Cordell, Clerk-Treasurer


                                               NATIONAL CITY BANK OF INDIANA


(SEAL)                                         By /s/ Authorized Vice President,
ATTEST:                                        Vice President

/s/  Trust Officer, Trust Officer


STATE OF INDIANA  )
                                    )  SS:
COUNTY OF                           )

         Before me, the undersigned, a Notary Public in and for the State of Indiana, personally appeared Joseph R. Broyles and John M. Davis personally known to me to be the President and Secretary of Indianapolis Water Company, who, after being first duly sworn, acknowledged that they as such officers, being authorized to do so, executed the foregoing Indenture of Trust for and on behalf of said Corporation.

         WITNESS MY HAND and Notarial Seal this _____ day of _______________, 1998.

                                                       -------------------------
                                                            Notary Public

                                                  ------------------------------
I am a resident of                                         (Printed Name)
____________ County, Indiana


My Commission Expires:
----------------------

STATE OF INDIANA  )
                                    )  SS:
COUNTY OF                           )

                  Before me, the undersigned, a Notary Public in and for the State of Indiana, personally appeared Walter F. Kelly and Linda Gaye Cordell personally known to me to be the President of the Town Council and Clerk-Treasurer of the Town of Fishers, who, after being first duly sworn, acknowledged that they as such officers, being authorized to do so, executed the foregoing Indenture of Trust for and on behalf of said Town.

         WITNESS MY HAND and Notarial Seal this _____ day of _______________, 1998.

                                                       -------------------------
                                                              Notary Public

                                                  ------------------------------
I am a resident of                                          (Printed Name)
____________ County, Indiana


My Commission Expires:
----------------------

STATE OF INDIANA  )
                                    )  SS:
COUNTY OF                           )

         Before me, the undersigned, a Notary Public in and for the State of Indiana, personally appeared _______________________________________________
personally  known to me to be the  _________________________________________  of
National City Bank of Indiana, who, after being first duly sworn, acknowledged that as such officers, being authorized to do so, executed the foregoing Indenture of Trust for and on behalf of said Company.

         WITNESS MY HAND and Notarial Seal this _____ day of _______________, 1998.

                                                       -------------------------
                                                             Notary Public

                                                  ------------------------------
I am a resident of                                        (Printed Name)
____________ County, Indiana
My Commission Expires:
----------------------


















     This instrument was prepared by Theodore J. Esping, Baker & Daniels, 300 North Meridian Street, Suite 2700, Indianapolis, Indiana 46204.

                                                          EXHIBIT A TO INDENTURE




                            [FORM OF REGISTERED BOND]



                            UNITED STATES OF AMERICA
                                STATE OF INDIANA
                                 TOWN OF FISHERS

                           ECONOMIC DEVELOPMENT WATER
                 FACILITIES REFUNDING REVENUE BOND, SERIES 1998
                      (INDIANAPOLIS WATER COMPANY PROJECT)
                                     NO. R-_

INTEREST   MATURITY                AUTHENTICATION
  RATE       DATE                       DATE                            CUSIP

 ____%   JULY 15, 2028

REGISTERED OWNER:  ______________________________

PRINCIPAL AMOUNT:  ______________________________

         The Town of Fishers, Indiana (the "Municipality"), for value received, promises to pay in lawful money of the United States of America to the Registered Owner (named above) or registered assigns, on the Maturity Date set forth above unless this Bond shall have previously been called for redemption and payment of the redemption price made or provided for but solely from the payments under the Loan Agreement and on the Note described below and not otherwise, upon surrender hereof, the principal sum set forth above and to pay interest on the principal amount remaining unpaid from time to time in like money, but solely from the payments under the Loan Agreement and on the Note described below, at the rate per annum set forth above, payable semiannually on July 15 and January 15 of each year commencing January 15, 1999, until payment of such principal amount, or provision for that payment, shall have been made upon redemption or at maturity including, to the extent permitted by law, interest on overdue interest at such rate. This Bond shall bear interest (computed on the basis of a year of 360 days consisting of 12 months of 30 days each) from July 15, 1998.

         The principal of and premium, if any, and interest payable upon redemption, are payable at the principal corporate trust office of National City Bank of Indiana, as Trustee (the "Trustee") in the City of Indianapolis,
Indiana, or at the principal office of any successor Trustee or additional paying agent appointed under the Indenture described below. Payment of the interest on this Bond on any interest payment date shall be made to the person appearing on the Bond registration books of the Trustee on the Record Date as the registered owner and shall be paid by check or draft mailed on the interest payment date to the registered owner at the address on such registration books (or at any other address furnished to the Trustee in writing by the holder) without any presentation of this Bond, or, at the written election of the registered owner of $500,000 or more in aggregate principal amount of Bonds delivered to the Trustee at least one Business Day prior to the Record Date for which such election will be effective, by wire transfer to the registered owner or by deposit into the account of the registered owner if such account is maintained by the Trustee. Payment of the principal of this Bond shall be made upon presentation and surrender of this Bond as the same shall become due and payable. If any date for the payment of the principal of or premium or interest on this Bond is not a Business Day (as such term is defined in the Indenture), then such payment shall be due on the first Business day thereafter.

         This Bond is one of the Bonds being issued under the Indenture (as described herein) in the aggregate principal amount of $30,000,000 to provide for the discharge and termination of all liabilities and obligations of Indianapolis Water Company, an Indiana corporation (the "Company"), relating to or connected with the 7-7/8% Town of Fishers, Indiana, Economic Development Water Facilities Revenue Bonds, Series 1989 (Indianapolis Water Company Project). The proceeds from the sale of the Bonds will be loaned to the Company under a Loan Agreement dated as of July 15, 1998 (the "Loan Agreement") between the Company and the Municipality and the Company will give its Promissory Note (the "Note") to evidence the Company's obligation to repay the loan.

         The Bonds are issued under and secured by an Indenture of Trust dated as of July 15, 1998 (the "Indenture"), executed and delivered by the Municipality and the Company to National City Bank of Indiana, Indianapolis, as Trustee. Under the Indenture, the Municipality assigns the Note and its rights under the Loan Agreement (except the right to receive payment for its expenses, the right to receive indemnities and rights relating to any amendment of the Loan Agreement) to the Trustee. In addition, the principal of, premium, if any, and interest on the Bonds are guaranteed by IWC Resources Corporation, an Indiana corporation. Reference is made to the Indenture and to all indentures supplemental thereto for a description of the nature and extent of the rights, duties and obligations of the Municipality, the Company and the Trustee, the rights of the holders of the Bonds, and the terms on which the Bonds are issued and to all the provisions of which the holder hereof by the acceptance of this Bond assents.

         This Bond is transferable by the registered holder at the principal corporate trust office of the Trustee in Indianapolis, Indiana, but only in the manner, subject to the limitations and upon payment of the charges provided in the Indenture and upon surrender and cancellation of this Bond.

         The Bonds are issuable as fully registered Bonds in denominations of $5,000 and any whole multiple thereof. Subject to the limitations and upon payment of the charges provided in the Indenture, fully registered Bonds may be exchanged for an equal aggregate principal amount of fully registered Bonds of any denomination or denominations authorized by the Indenture.

         The Municipality and the Trustee may treat the registered holder of this Bond as the absolute owner for the purpose of receiving payment of or on account of principal, premium, if any, and interest due hereon and for all other purposes and neither the Municipality nor the Trustee nor any paying agent shall be affected by any notice to the contrary.

         The Bonds are subject to mandatory redemption in whole (or in part as provided below) upon a Determination of Taxability (as defined in the
Indenture). When so called for redemption, the Bonds shall be subject to redemption by the Municipality at a redemption price of 100% of the principal amount thereof outstanding plus accrued interest to the redemption date.

         Fewer than all the Bonds may be redeemed if redemption of fewer than all would result in the interest payable on the Bonds remaining outstanding being not includible in the gross income for federal income tax purposes of any owner other than a "substantial user" or "related person." If fewer than all Bonds are redeemed, the Trustee will select the Bonds to be redeemed by lot as provided in the Indenture or by such other method acceptable to the Trustee.

         On July 15 of each year commencing July 15, 2000, the Trustee will, upon the death of any registered owner, redeem any Bond held by such registered owner following presentation for redemption as described below by such registered owner's personal representative or surviving joint tenant(s), subject to the limitation that in any 12-month period the Trustee shall not be obligated to redeem Bonds pursuant to this paragraph to the extent that the aggregate principal amount of Bonds so subject to redemption, together with the aggregate principal amount of City of Indianapolis, Indiana Economic Development Water Facilities Refunding Revenue Bonds, Series 1998 (Indianapolis Water Company Project) (the "1998 Indianapolis Bonds") subject to redemption by reason of the death of any registered owner of 1998 Indianapolis Bonds exceeds $800,000, or the Bonds of any registered owner so tendered for redemption, together with the registered owners 1998 Indianapolis Bonds tendered for redemption by reason of the death of such registered owner, is in excess of the aggregate principal amount of $25,000. The Bonds subject to redemption as described above may be presented for redemption by delivering to the Trustee within two years of the death of the registered owner (i) a written request for redemption in form satisfactory to the Trustee, signed by the personal representative or surviving joint tenant(s) of the registered owner, (ii) the Bond(s) to be redeemed, (iii) appropriate evidence of death and ownership of such Bond(s) at the time of death, and (iv) appropriate evidence of the authority of such personal representative or surviving joint tenant(s). In order for Bonds to be eligible for redemption on any July 15, such Bonds must be presented for redemption in full compliance with the provisions set forth above, prior to May 15 next preceding such July 15. The Bonds presented for redemption prior to maturity will be redeemed in the order of their receipt by the Trustee. Any Bonds not redeemed in any such period because of the individual $25,000 limitation or the aggregate $800,000 limitation, will be held in the order described above for redemption on the July 15 in succeeding years until redeemed. Any such redemption shall be at a price equal to 100% of the principal amount of the Bonds so to be redeemed, plus accrued interest to the redemption date.

         The death of a person who, during his or her lifetime, was entitled to substantially all of the beneficial interest of ownership of a Bond will be deemed the death of a registered owner, regardless of the registered owner, if such beneficial interest can be established to the satisfaction of the Trustee. Such beneficial interest shall be deemed to exist in typical cases of street name or nominee ownership, ownership under the Uniform Transfers to Minors Act, community property or other joint ownership arrangements between the husband and wife, and trust and certain other arrangements where one person has substantially all of the beneficial ownership interest in the Bond during his or her lifetime. In the case of Bonds registered in the name of banks, trust companies or broker-dealers who are members of a national securities exchange or the National Association of Securities Dealers, Inc. ("Qualified Institutions"), the redemption limitations described above apply to each beneficial owner of Bonds held by any Qualified Institution. In connection with the redemption request, such Qualified Institution must submit evidence, satisfactory to the Trustee, that it holds the Bonds subject to request on behalf of such beneficial owner and must certify the aggregate amount of redemption requests made on behalf of such beneficial owner.

         The Bonds are also subject to redemption (at the election of the Company) prior to stated maturity in whole or in part on any interest payment date on or after July 15, 2005. The redemption price for any such redemption shall be the amount determined from the table below (expressed as a percentage of the principal amount of the Bonds or portions thereof so redeemed), plus accrued interest to the redemption date:

REDEMPTION PERIOD (BOTH DATES INCLUSIVE)           REDEMPTION PRICE

July 15, 2005 through July 14, 2006                       102%
July 15, 2006 through July 14, 2007                       101%
July 15, 2007 and thereafter                              100%


         If less than all Bonds at the time outstanding are to be called for redemption, the particular Bonds or portions thereof to be redeemed shall be selected by the Trustee by lot or by such other random means as the Trustee shall determine in its discretion. Bonds of denominations greater than $5,000 may be called for redemption, in part, in multiples of $5,000.

         If any of the Bonds are called for redemption, a notice of the call for redemption identifying the Bonds to be redeemed will be mailed by registered or certified mail at least thirty days but no more than sixty days prior to the date fixed for redemption to the registered owner at the address shown on the registration books, provided that failure to give this notice by mailing, or any defect in the notice, shall not affect the validity of any proceedings for the redemption of any other Bonds or portions thereof. All Bonds called for redemption will cease to bear interest on the specified redemption date, provided funds for redemption are on deposit at the place of payment at that time and all other requirements relating to redemption as set forth in the Indenture are satisfied, and shall no longer be protected by the Indenture and shall not be deemed to be outstanding under the provisions of the Indenture.

         The Bonds are issued pursuant to and in full compliance with the Constitution and laws of the State of Indiana, particularly IC 5-1-5, IC 36-7-11.9 and IC 36-7-12 and pursuant to an Ordinance adopted by the Town Council of the Municipality on the ____ day of June, 1998. THIS BOND AND THE ISSUE OF WHICH IT FORMS A PART ARE LIMITED OBLIGATIONS OF THE MUNICIPALITY AND ARE PAYABLE SOLELY AND ONLY FROM REVENUES AND RECEIPTS DERIVED FROM THE LOAN AGREEMENT AND THE NOTE. THE BONDS SHALL NOT IN ANY RESPECT BE A GENERAL OBLIGATION OF AN INDEBTEDNESS OF, OR CONSTITUTE A CHARGE AGAINST THE GENERAL CREDIT OF THE TOWN OF FISHERS, INDIANA, THE STATE OF INDIANA OR ANY POLITICAL SUBDIVISION THEREOF, AND THEY SHALL NOT BE PAYABLE IN ANY MANNER FROM FUNDS RAISED BY TAXATION. Payments sufficient for the prompt payment when due of the principal of and premium, if any, and interest on the Bonds are to be paid to the Trustee for the account of the Municipality and deposited into the Bond Fund created under the Indenture.

         The holder of this Bond shall have no right to enforce the provisions of the Indenture or to take any action with respect to any Event of Default under the Indenture, or to institute, appear in or defend any suit or other proceedings with respect thereto, except as provided in the Indenture. In certain events, as provided in the Indenture, the principal of all outstanding Bonds may become or may be declared due and payable before the stated maturity. Modifications or alterations of the Indenture may be made only to the extent and in the circumstances permitted by the Indenture.

         In the event of default in the payment of principal or interest hereon or if any Event of Default as defined in the Indenture occurs, the unpaid principal of this Bond may be declared or may become immediately due in the manner and with the effect and subject to the conditions provided therein. If any payment of principal of and premium, if any, and interest on this Bond shall not be paid when due, the Municipality shall pay to the holder of this Bond, but solely from payments under the Loan Agreement and the Note, interest on such unpaid obligations (to the extent permitted by law) at a per annum rate of interest equal to the per annum rate then in effect on the Bonds.

         Municipal Bond Insurance Policy No. _________ (the "Policy") with respect to payments due for principal of and interest on this Bond has been issued by ____________________. The Policy has been delivered to _________________________, as the Insurance Trustee under said Policy and will be held by such Insurance Trustee or any successor insurance trustee. The Policy is on file and available for inspection at the principal office of the Insurance Trustee and a copy thereof may be secured from _______________ or the Insurance Trustee. All payments required to be made under the Policy shall be made in accordance with the provisions thereof. The owner of this Bond acknowledges and consents to the subrogation rights of _______________ as more fully set forth in the Policy.

         It is hereby certified, recited and declared that all acts, conditions and things required to exist, happen and be performed precedent to and in the execution and delivery of the Indenture and the issuance of this Bond do exist, have happened and have been performed in due time, form and manner as required by law; and that the issuance of this Bond, and the issue of which it forms a part, together with all other obligations of the Municipality, do not exceed or violate any constitutional or statutory limitation.

         This  Bond  shall  not be valid or  obligatory  for any  purpose  or be
entitled  to  any  benefit  under  the  Indenture   until  the   certificate  of
authentication on this Bond shall have been executed by the Trustee.

         IN WITNESS WHEREOF, the Municipality has caused this Bond to be executed under its corporate seal.

                                            Town of Fishers, Indiana


                                            By: ____________________________
                                                   Mayor

                                            Attest: ________________________
                                                       Clerk-Treasurer




                     TRUSTEE'S CERTIFICATE OF AUTHENTICATION

         This Bond is one of the Bonds described in the Indenture.

                                            NATIONAL CITY BANK OF INDIANA
                                             as Trustee


                                            By: _____________________________
                                                  Authorized Representative

         The following abbreviations, when used in the inscription of the face of the within Bond, shall be construed as though they were written out in full according to applicable laws or regulations.

                           TEN COM          as tenants in common

                           TEN ENT          as tenants by the entireties

                           JT TEN           as joint tenants with right of survivorship and not as tenants in common

UNIF TRANF MIN ACT _____________            Custodian _______________
                       (Cust)                              (Minor)

                      under Uniform Transfers to Minors Act

                                                         ---------------------
                                     (State)

         Additional abbreviations may also be used though not in list above.

                                   ASSIGNMENT


         For value received, the undersigned hereby sells, assigns and transfers unto ____________________ [PLEASE INSERT SOCIAL SECURITY OR OTHER IDENTIFYING NUMBER OF ASSIGNEE: __________________] the within Bond of the City of Indianapolis, Indiana and all rights thereunder and does hereby irrevocably constitute and appoint _______________ attorney to transfer such Bond on the books kept for registration thereof, with full power of substitution in the premises.

Dated:

================================
   (Registered Owner)


NOTICE: The signature(s) to this assignment must correspond with the name as it appears upon the face of the within Bond in every particular, without alteration or enlargement or any change whatever.



Signature guaranteed:
--------------------------

     NOTICE:   Signature(s)   must  be  guaranteed  by  an  eligible   guarantor
institution participating in a Securities Transfer Association recognized signature guarantee program.






                               [END OF BOND FORM]





                               INDENTURE OF TRUST



                          CITY OF INDIANAPOLIS, INDIANA



                                       AND



                           INDIANAPOLIS WATER COMPANY



                                       TO


                         National City Bank of Indiana,
                                   As Trustee



                            DATED AS OF JULY 15, 1998



     $10,000,000 City of Indianapolis, Indiana Economic Development Water Facilities Refunding Revenue Bonds, Series 1998 (Indianapolis Water Company Project)


                                Table of Contents




RECITALS                                                                                  1

GRANTING CLAUSES                                                                          2

ARTICLE I        Definitions and Exhibits                                                 3
         Section 101.  Terms Defined.                                                     3
         Section 102.  Rules of Interpretation.                                           6
         Section 103.  Exhibits.                                                          7

ARTICLE II       The Bonds                                                                7
         Section 201.  Terms of Bonds.                                                    7
         Section 202.  Issuance of Bonds; Denominations.                                  7
         Section 203.  Payments on Bonds.                                                 8
         Section 204.  Execution; Limited Obligation.                                     8
         Section 205.  Authentication.                                                    8
         Section 206.  Delivery of Bonds.                                                 9
         Section 207.  Mutilated, Lost, Stolen or Destroyed Bonds.                        9
         Section 208.  Registration and Exchange of Bonds; Persons Treated as Owners.    10
         Section 209.  Form of Bonds.                                                    10
         Section 210.  Book Entry.                                                       10
         Section 211.  Payment Procedure Pursuant to Municipal Bond Insurance Policy.    11

ARTICLE III      Application of Bond Proceeds; Redemption Fund                           12
         Section 301.  Deposit of Funds.                                                 12
         Section 302.  Redemption Fund.                                                  12

ARTICLE IV       Revenues and Funds                                                      12
         Section 401.  Source of Payment of Bonds.                                       12
         Section 402.  Creation of Bond Fund.                                            12
         Section 403.  Payments into Bond Fund.                                          12
         Section 404.  Use of Moneys in Bond Fund.                                       13
         Section 405.  Investment of Funds.                                              13
         Section 406.  Trust Funds.                                                      13
         Section 407.  Nonpresentment of Bonds.                                          13

ARTICLE V        Redemption of Bonds Before Maturity                                     14
         Section 501.  Determination of Taxability Redemption.                           14
         Section 502.  Redemption in the Event of Death of a Bondholder.                 14
         Section 503.  Optional Redemption.                                              15
         Section 504.  Notice of Redemption.                                             16
         Section 505.  Cancellation.                                                     17

ARTICLE VI       General Covenants                                                       17
         Section 601.  Payment of Principal, Premium, if any, and Interest.              17
         Section 602.  Performance of Covenants.                                         18
         Section 603.  Ownership; Instruments of Further Assurance.                      18
         Section 604.  Rights under Loan Agreement and Note.                             18
         Section 605.  Designation of Additional Paying Agents.                          18
         Section 606.  Recordation; Application of Uniform Commercial Code.              18
         Section 607.  List of Bondholders.                                              19

ARTICLE VII      Possession and Use of the Project Financed with the 1989 Bonds          19
         Section 701.  Subordination to Rights of Company.                               19

ARTICLE VIII     Remedies                                                                19
         Section 801.  Events of Default.                                                19
         Section 802.  Acceleration Rights.                                              20
         Section 803.  Other Remedies; Rights of Bondholders.                            20
         Section 804.  Right of Bondholders to Direct Proceedings.                       21
         Section 805.  Appointment of Receivers.                                         21
         Section 806.  Application of Moneys.                                            21
         Section 807.  Remedies Vested in Trustee.                                       22
         Section 808.  Rights and Remedies of Bondholders.                               23
         Section 809.  Termination of Proceedings.                                       23
         Section 810.  Waivers of Events of Default.                                     23
         Section 811.  Cooperation of Municipality.                                      23
         Section 812.  Consent of MBIA Upon Default                                      23

ARTICLE IX       The Trustee                                                             24
         Section 901.  Acceptance of Trusts.                                             24
         Section 902.  Certain Rights of Trustee.                                        24
         Section 903.  Fees, Charges and Expenses of Trustee and Paying Agent.           26
         Section 904.  Notice to Bondholders if Default Occurs.                          26
         Section 905.  Intervention by Trustee.                                          26
         Section 906.  Successor Trustee.                                                26
         Section 907.  Resignation by Trustee.                                           26
         Section 908.  Removal of Trustee.                                               27
         Section 909.  Appointment of Successor Trustee by Bondholders;
                           Temporary Trustee.                                            27
         Section 910.  Concerning Any Successor Trustees.                                27
         Section 911.  Trustee Protected in Relying upon Resolution, etc.                27
         Section 912.  Successor Trustee as Trustee of Funds, Paying Agent
                           and Bond Registrar.                                           28

ARTICLE X        Continuing Disclosure                                                   28
         Section 1001.  Continuing Disclosure.                                           28

ARTICLE XI       Supplemental Indentures                                                 28
         Section 1101.  Supplemental Indentures Not Requiring Consent of Bondholders.    28
         Section 1102.  Supplemental Indentures Requiring Consent of Bondholders.        29

ARTICLE XII      Amendments to the Loan Agreement                                        29
         Section 1201.  Amendments, etc., to Loan Agreement or the Guaranty
                           Not Requiring Consent of Bondholders.                         29
         Section 1202.  Amendments, etc., to Loan Agreement or the Guaranty
                           Requiring Consent of Bondholders.                             29
         Section 1203.  No Amendment May Alter Note.                                     30

ARTICLE XIII     Miscellaneous                                                           30
         Section 1301.  Satisfaction and Discharge.                                      30
         Section 1302.  Application of Trust Money.                                      31
         Section 1303.  Consents, etc., of Bondholders.                                  31
         Section 1304.   Parties Interested Herein.                                      31
         Section 1305.  Severability.                                                    32
         Section 1306.  Notices.                                                         32
         Section 1307.  Trustee as Paying Agent and Registrar.                           32
         Section 1308.  Counterparts.                                                    32
         Section 1309.  Applicable Law.                                                  32
         Section 1310.  Holidays.                                                        32
         Section 1311.  Captions and Table of Contents.                                  32

ARTICLE XIV      Municipal Bond Insurance Provisions                                     33
         Section 1401.  Notices.                                                         33
         Section 1402.  Consent of MBIA.                                                 34
         Section 1403.  Effectiveness of Rights of MBIA to Consent or Direct Actions.    35
         Section 1404.  Trustee to Consider Effect on Bondholders of Actions
                           Taken Pursuant to Indenture as if There Were No Municipal
                           Bond Insurance.                                               35
         Section 1405.  MBIA as Third-Party Beneficiary.                                 35

                               INDENTURE OF TRUST


         This INDENTURE OF TRUST has been executed as of July 15, 1998, by and among the CITY OF INDIANAPOLIS, INDIANA (the "Municipality"), INDIANAPOLIS WATER COMPANY, an Indiana corporation (the "Company"), and National City Bank of
Indiana, a national banking association authorized to accept trusts of this character with its principal office located in Indianapolis, Indiana, as Trustee (the "Trustee").


                                    RECITALS

         1. Definitions of certain of the terms used in these Recitals are set out in Article I hereof and Article I of the Loan Agreement.

         2. IC 5-1-5, IC 36-7-11.9 and IC 36-7-12 authorize municipalities in the State of Indiana to issue revenue bonds to finance the cost of providing economic development facilities and also authorize the municipalities to issue revenue bonds to refund such bonds.

         3. In 1989, the Company financed a portion of its capital expansion program in Indianapolis through the issuance and sale of the City of Indianapolis, Indiana 7-7/8% Economic Development Water Facilities Revenue Bonds, Series 1989 (Indianapolis Water Company Project) (the "1989 Bonds").

         4. The Company borrowed from the Municipality funds derived from the sale of the 1989 Bonds, and the Company, as evidence of its obligation to repay the funds, issued and delivered to the Municipality its First Mortgage Bonds, Economic Development Series B in the principal amount of $10,000,000.

         5. The Company has determined that the 1989 Bonds can be refinanced at a net savings to the Company and has further determined that such refinancing will result in other benefits to the Company.

         6. Pursuant to IC 5-1-5, IC 36-7-11.9 and IC 36-7-12, the Municipality is authorized and empowered to issue revenue bonds to refund and refinance revenue bonds previously issued by it. The Municipality is obtaining funds to loan to the Company to assist with the refunding and refinancing of the 1989 Bonds through the sale of its $10,000,000 aggregate principal amount of City of Indianapolis, Indiana Economic Development Water Facilities Refunding Revenue Bonds, Series 1998 (Indianapolis Water Company Project).

         7. Under the Loan Agreement and pursuant to this Indenture, the Municipality will issue $10,000,000 of its Economic Development Water Facilities Refunding Revenue Bonds, Series 1998 (Indianapolis Water Company Project), will sell the Bonds to the Purchaser and will lend the proceeds from the sale of the Bonds to the Company. The Bonds will be payable solely out of the revenues and other amounts derived from the Note and under the Loan Agreement, and pursuant to the Guaranty Agreement under which the principal of, premium, if any, and interest on the Bonds will be guaranteed by IWC Resources Corporation, an Indiana corporation (the "Guarantor") and will be further secured under and pursuant to the Municipal Bond Insurance Policy. The Bonds shall not in any respect be a general obligation of, an indebtedness of, or constitute a charge against the general credit of the Municipality, the State of Indiana or any political subdivision thereof.

         8. To evidence its obligation to repay the Loan, the Company will deliver its Note to the Municipality.

         9. This Indenture provides for the issuance of the Bonds, the assignment by the Municipality of the Note and its rights under the Loan Agreement (except the right to receive payment for its expenses, the right to receive indemnities, the right to receive notices and its rights relating to any amendments to the Loan Agreement) to the Trustee.

        10. The Bonds and the Trustee's Certificate of Authentication for the Bonds will be substantially in the form set forth in Exhibit A hereto.

        11. All things necessary to make the Bonds, when authenticated by the Trustee and issued as provided in this Indenture, the valid, binding and legal obligations of the Municipality according to the import thereof, and to constitute this Indenture a valid assignment and pledge of the properties and amounts assigned and pledged to the payment of the principal of and premium, if any, and interest on the Bonds and a valid assignment and pledge of the rights of the Municipality under the Loan Agreement (except the right to receive payment for its expenses, the right to receive indemnities, the right to receive notices and its rights relating to any amendments to the Loan Agreement) and the Note have been done and performed, and the creation, execution and delivery of this Indenture and the creation, execution and issuance of the Bonds, subject to the terms hereof, have in all respects been duly authorized.

                  NOW, THEREFORE, THIS INDENTURE OF TRUST WITNESSES THAT:

                                GRANTING CLAUSES

         In order to secure the payment of the principal of and premium, if any, and interest on the Bonds and in order to secure the performance and observance of all the covenants and conditions in this Indenture and in the Bonds, and in order to declare the terms and conditions upon which the Bonds are issued, authenticated, delivered, secured and accepted by all persons who shall from time to time be or become holders thereof, and for and in consideration of the premises, the Loan, the mutual covenants of the parties, the acceptance by the Trustee of the trust hereby created, and the purchase and acceptance of the Bonds by the holders, the Municipality and the Company have executed and delivered this Indenture and by this Indenture assign and pledge and grant a security interest in the following to the Trustee, its successors and assigns forever:

                              First Granting Clause

         All of the right, title and interest of the Municipality in, to and under the Note and the Loan Agreement (except the right to receive payment for its expenses, the right to receive indemnities, the right to receive notices and its rights relating to any amendments to the Loan Agreement), including all sums payable with respect to the indebtedness evidenced by the Note and the Loan Agreement, and all proceeds thereof; provided that the assignment made by this clause shall not impair or diminish any obligation of the Municipality under the Loan Agreement.

                             Second Granting Clause

         All moneys and securities from time to time held by the Trustee under the terms of this Indenture, including without limitation the Guaranty, the moneys held in trust funds, and any and all other property pledged, assigned or transferred to the Trustee at any time for additional security by the Municipality or the Company or with their written consent, and all proceeds thereof. The Trustee is authorized to receive the additional property at any time and to hold and apply that property under this Indenture.

         TO HAVE AND TO HOLD FOREVER IN TRUST, NEVERTHELESS, upon the terms of this Indenture, to secure the payment of the principal of and premium, if any, and interest on the Bonds, and to secure the observance and performance of all the terms of this Indenture, and for the benefit and security of the holders of the Bonds, without preference, priority or distinction as to lien or otherwise, except as provided in this Indenture, of any one Bond over any other Bond or as among principal, premium and interest.

         The terms and conditions upon which the Bonds are to be issued, authenticated, delivered, secured and accepted by all persons who shall from time to time be or become the holders thereof, and the trusts and conditions upon which the pledged property, rights, interests, moneys and revenues are to be held and disbursed, are as follows:


                                    ARTICLE I

                            Definitions and Exhibits

         Section 101. Terms Defined. As used in this Agreement, the following terms shall have the following meanings unless the context otherwise requires.

         "Bond" or "Bonds" means one or more of the City of Indianapolis, Indiana Economic Development Water Facilities Refunding Revenue Bonds, Series 1998 (Indianapolis Water Company Project) to be issued under this Indenture in the aggregate principal amount of $10,000,000.

         "Bondholder "or "Holder" or "Owner" or "Owner of the Bonds" means the registered owner of any Bond.

         "Bond Register" means the registration books of the Municipality kept by the Trustee to evidence the registration and transfer of the Bonds.

         "Business Day" means each Monday through Friday on which the national banks located in Indianapolis, Indiana are open for the transaction of normal banking business.

         "Code" means the Internal Revenue Code of 1986, as amended.

         "Company" means Indianapolis Water Company, an Indiana corporation.

         "Continuing Disclosure Undertaking" shall mean that certain Continuing Disclosure Undertaking of the Company and the Guarantor dated the date of issuance and delivery of the Bonds, as originally executed and as it may be amended from time to time in accordance with the terms thereof.

         "DTC" means The Depository Trust Company, New York, New York, and its successors and assigns, including without limitation (i) any surviving, resulting or transferee corporation or successor corporation appointed consistent with this Indenture, and (ii) any direct or indirect participants of The Depository Trust Company.

          "Determination of Taxability" means the occurrence of any of the following:

                  (a) the filing  by the  Company  of its  certificate  with the
         Trustee indicating to the  satisfaction of the Trustee that   an Event
         of Taxability has occurred;

                  (b) notification to the Trustee that an authorized officer or official of the Internal Revenue Service has issued a statutory notice of deficiency or document of substantially similar import to the effect that an Event of Taxability has occurred; or

                  (c) notification to the Trustee from any Bondholder or former Bondholder to the effect that the Internal Revenue Service has assessed as includable in the gross income of such Bondholder or former Bondholder interest on a Bond due to the occurrence of an Event of Taxability;

provided, however, that in respect of clauses (b) and (c) above, a Determination of Taxability shall not be deemed to have occurred unless and until the Company has been notified of the allegation that an Event of Taxability and a Determination of Taxability have occurred and either (i) the Company fails to commence a contest of such allegation in good faith and by appropriate legal proceedings within 90 days following such notification, or (ii) the Company does commence such contest within such time, but thereafter fails to pursue it diligently, in good faith and by appropriate legal proceedings to a final order or judgment by a court or administrative body of competent jurisdiction, or
(iii) such contest results in a final order or judgment of a court or administrative body of competent jurisdiction to the effect that an Event of Taxability has occurred and the time for any appeal of such order or judgment has expired.

         "Escrow and Defeasance Agreement" means the Escrow and Defeasance Agreement dated July 15, 1998 among the Company, the Trustee as trustee for the Bonds and the Trustee as trustee for the 1989 Bonds.

         "Event of Default" means those events of default specified in Section 801.

         "Event of Taxability" means any event, condition or circumstance which has the effect or result that interest on a Bond is not excludable for federal income tax purposes from the gross income of a Bondholder or a former Bondholder under Section 103 of the Code, other than for a period during which the Bondholder or a former Bondholder is or was a "substantial user" of the project financed with the 1989 Bonds or a "related person" for purposes of Section 147(a) of the Code, and the regulations thereunder. An Event of Taxability does not include any event, condition or circumstance which results in the interest on a Bond being a preference item subject to an alternate minimum tax, or in any other tax consequences that do not involve the inclusion for federal income tax purposes of interest on the Bonds in the income of Bondholders generally but instead depend upon a Bondholder's particular tax status.

         "Guarantor" means IWC Resources Corporation, the guarantor under the Guaranty.

         "Guaranty" means the Guaranty Agreement dated as of July 15, 1998, under which IWC Resources Corporation guarantees the payment of the principal of, premium, if any, and interest on the Bonds.

         "Loan Agreement" means the Loan Agreement dated as of the date of this Indenture between the Company and the Municipality and all amendments and supplements thereto.

         "Majority" means, when used with reference to the Owners or Holders of Bonds outstanding, in excess of fifty percent (50%) of the principal amount of the Bonds outstanding.

         "MBIA" means MBIA Insurance Corporation, issuer of the Municipal Bond Insurance Policy.

         "Municipal Bond Insurance Policy" means the municipal bond insurance policy issued by MBIA insuring the payment when due of the principal of and interest on the bonds as provided therein.

         "Municipality" means the City of Indianapolis, Indiana.

         "Officer's Certificate" means a certificate of the Municipality signed by the Mayor or Clerk or by any other person designated by resolution of the Municipality to act for either of those officers, either generally or with respect to the execution of any particular document or other specific matter, a certified copy of which resolution shall be filed with the Trustee.

         "Outstanding" or "Bonds outstanding" or "outstanding Bonds" means all Bonds which have been duly authenticated and delivered by the Trustee under this Indenture, except:

                  (a) Bonds cancelled after purchase or because of payment at or redemption prior to maturity;

                  (b) Bonds for the payment or redemption of which funds or securities shall have been deposited with the Trustee (whether upon or prior to the maturity or redemption date of those Bonds) and with respect to which all actions required to be taken at the time of such deposit as set forth in Section 1301 have been taken including, without limitation, the requirement that if those Bonds are to be redeemed prior to the maturity thereof, notice of the redemption shall have been given or arrangements satisfactory to the Trustee shall have been made for notice, or waiver of notice satisfactory in form to the Trustee shall have been filed with the Trustee; and

                  (c) Bonds in lieu of which others have been authenticated under Section 207 and Section 208.

         "Person" means natural persons, firms, associations, corporations and public bodies.

         "Purchaser" means Edward D. Jones & Co., L.P.

         "Record Date" means with respect to an interest payment date, the first
(1st) day of the calendar month that includes such interest payment date (whether or not a Business Day).

         "Representation Letter" means the Letter of Representation executed by the Issuer and delivered to DTC.

         "Securities Depository" means The Depository Trust Company, a corporation organized and existing under the laws of the State of New York, and any other securities depository for the Bonds appointed pursuant to the Indenture.

         "Trust Estate" means the property, rights, moneys, securities and other amounts conveyed to the Trustee pursuant to the Granting Clauses hereof.

         "Trustee" means National City Bank of Indiana, and any successor trustee or co-trustee.

         "Written Request" with reference to the Municipality means a request in writing signed by the Mayor or Clerk or any other officer or officers of the Municipality satisfactory to the Trustee.

         Section  102.  Rules  of  Interpretation.  For   all  purposes  of this
Indenture, except as otherwise expressly provided or unless the context otherwise requires:

         (1) The words "herein," "hereof" and "hereunder" and other words of similar import refer to this Indenture as a whole including exhibits and not to any particular Article, Section or other subdivision.

         (2) The terms defined in this Article include the plural, as well as the singular.

         (3) All accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles.

         (4) Any terms not defined herein but defined in the Loan Agreement shall have the same meaning herein as in the Loan Agreement.

         Section  103.  Exhibits.  The  following  Exhibits  are a part of this
Agreement:

                  Exhibit A:  Form  of  Bond, form  of   Trustee's   Certificate
         of Authentication and form of Assignment.

                  Exhibit B:  Form of Municipal Bond Insurance Policy.


                                   ARTICLE II

                                    The Bonds

         Section 201. Terms of Bonds. No Bonds may be issued under this Indenture except in accordance with this Article. The total aggregate principal amount of Bonds shall not exceed $10,000,000 (other than Bonds issued pursuant to Section 207).

         Section 202. Issuance of Bonds; Denominations.  Each of the Bonds shall
be   designated  "City  of Indianapolis,  Indiana  Economic  Development  Water
Facilities   Refunding  Revenue  Bond,  Series 1998 (Indianapolis  Water Company
Project)."

         The Bonds shall be issuable as fully registered bonds without coupons in the denominations of $5,000 or any integral multiple thereof and shall be lettered and numbered R-1 upward. Each Bond initially issued hereunder shall be dated July 15, 1998 and shall bear interest from that date.

         Bonds issued in exchange for Bonds surrendered for transfer or exchange or in place of mutilated, lost, stolen or destroyed Bonds will bear interest from the last date to which interest has been paid in full on the Bonds being transferred, exchanged or replaced or, if no interest has been paid, from July 15, 1998.

         Interest on the Bonds shall be paid to the persons who were the Owners of such Bonds as of the close of business on the Record Date next preceding such interest payment date at the registered addresses of such Owners as they shall appear on the registration books maintained by the Trustee notwithstanding the cancellation of any such Bonds upon any exchange or transfer thereof subsequent to the Record Date and prior to such interest payment date. Payment of interest to all Bondholders shall be by check drawn on the principal office of the Trustee and mailed on the due date thereof by first class United States mail to such Bondholder, or, at the written election of the registered owner of $500,000 or more in aggregate principal amount of Bonds delivered to the Trustee at least one Business Day prior to the Record Date for which such election will be effective, by wire transfer to the registered owner or by deposit into the account of the registered owner if such account is maintained by the Trustee.

         The interest on the Bonds shall be payable on each July 15, and January 15 commencing on January 15, 1999. The Bonds shall mature on July 15, 2028 and shall bear interest at the per annum rate of 5.05%, computed on the basis of a year of 360 days (consisting of 12 months of 30 days each). To the extent permitted by law, overdue interest on the Bonds shall also bear interest at such rate until paid in full.

         Section 203. Payments on Bonds. The principal of and premium, if any, and interest on the Bonds shall be payable in any coin or currency of the United States of America which, at the date of payment thereof, is legal tender for the payment of public and private debts. Principal of and premium, if any, and interest on the Bonds shall be payable at the principal corporate trust office of the Trustee, in the City of Indianapolis, Indiana, or of any alternate paying agent named in the Bonds or subsequently appointed. Payment of the interest on the Bonds on any payment date shall be made to the person appearing on the Bond registration books of the Trustee as the registered Owner and shall be paid by check or draft mailed to the registered Owner on the due date at the address on such registration books without any presentation of the Bonds. Payment of the principal of and premium, if any, on any Bond shall be made upon presentation and surrender of the Bond as the same shall become due and payable.

         Section 204. Execution; Limited Obligation. The Bonds shall be executed on behalf of the Municipality with the manual or facsimile signature of its Mayor and attested with the manual or facsimile signature of its Clerk and shall have impressed or printed thereon the corporate seal of the Municipality. In case any officer whose signature appears on the Bonds shall cease to hold that office before the delivery of the Bonds, the signature shall nevertheless be valid and sufficient for all purposes, the same as if the officer had remained in office until delivery. The Bonds, and interest thereon, shall be limited obligations of the Municipality payable by it solely from the payments to be made under the Loan Agreement and on the Note (except to the extent paid out of moneys attributable to the proceeds of the Bonds or the income from the temporary investment thereof) and shall be a valid claim of the Holder of the Bonds only against the moneys held by the Trustee. In addition, payment of the Bonds shall be guaranteed by the Guarantor under the Guaranty and shall be further secured under and pursuant to the Municipal Bond Insurance Policy. The payments to be made under the Loan Agreement and on the Note which are assigned for the payment of the Bonds shall be used for no other purpose than to pay the principal of and premium, if any, and interest on the Bonds, except as may be otherwise expressly authorized in this Indenture. The Bonds shall not in any respect be a general obligation of, an indebtedness of, or constitute a charge against the general credit of the Municipality, the State of Indiana, or any political subdivision thereof, and they shall not be payable in any manner from funds raised by taxation.

         Section 205. Authentication. No Bond shall be valid or obligatory for any purpose or entitled to any benefit under this Indenture unless the certificate of authentication on the Bond has been executed by the Trustee, and the executed certificate of the Trustee on the Bond shall be conclusive evidence that the Bond has been authenticated and delivered under this Indenture. The Trustee's certificate of authentication on any Bond shall be deemed to have been executed by it if signed by an authorized representative of the Trustee, but it shall not be necessary that the same representative sign the certificate of authentication on all of the Bonds.

         Section 206. Delivery of Bonds. Upon the execution and delivery of this Indenture, the Municipality shall execute and deliver to the Trustee the Bonds in the aggregate principal amount of $10,000,000 and the Trustee shall authenticate the Bonds and deliver them to the Municipality or to such other person or persons as directed by the Municipality as provided in this Section 206.

         Prior to the delivery by the Trustee of the Bonds, there shall be filed with the Trustee:

                  1. A copy, certified by the Clerk of the Municipality, of the Ordinance adopted by the Municipality authorizing the execution and delivery of the Loan Agreement and this Indenture and the issuance of the Bonds.

                  2. Original executed counterparts of the Loan Agreement, this Indenture, the Note and the Guaranty.

                  3. A Written Request of the Municipality to the Trustee requesting the Trustee to authenticate and deliver the Bonds to the person or persons therein identified upon payment to the Trustee, but for the account of the Municipality, of a sum specified in such request and authorization.

                  4. An opinion of bond counsel to the effect that the Bonds are valid and binding limited obligations of the Municipality and that the interest thereon is excludable from the gross income of the recipients thereof for federal income tax purposes under Section 103 of the Code, except when the Bonds are held by a "substantial user" of the project financed by the 1989 Bonds or a "related person."

                  5. The Municipal Bond Insurance Policy.

                  6. The Continuing Disclosure Undertaking.

                  7. Such other items as shall be required by bond counsel employed in connection with the issuance of the Bonds.

         The proceeds of the Bonds shall be paid to the Trustee and deposited as provided in Section 301 hereof.

         Section 207. Mutilated, Lost, Stolen or Destroyed Bonds. If any Bond is mutilated, lost, stolen or destroyed, the Trustee may authenticate a new Bond for the same original principal amount provided that, in the case of a mutilated Bond, such mutilated Bond shall first be surrendered to the Trustee, and in the case of a lost, stolen or destroyed Bond, there shall be first furnished to the Trustee evidence of the loss, theft or destruction satisfactory to the Trustee, together with indemnity satisfactory to the Trustee. In the event a mutilated, lost, stolen or destroyed Bond shall have matured, instead of issuing a duplicate Bond the Trustee may pay the same without surrender thereof. The Municipality and the Trustee may charge the Holder or Owner of the Bond with their reasonable fees and expenses in this connection.

         Section 208. Registration and Exchange of Bonds; Persons Treated as Owners. The Municipality shall cause books for the registration and for the transfer of the Bonds to be kept by the Trustee, which is hereby appointed the Bond registrar of the Municipality. Upon surrender for transfer of any Bond at the principal office of the Trustee, endorsed for transfer or accompanied by an assignment executed by the registered Owner or his authorized attorney, the Trustee shall authenticate and deliver in the name of the transferee a new fully registered Bond or Bonds for the same original principal amount, which fully registered Bond or Bonds shall have been executed by the Municipality.

         Bonds may be exchanged at the principal corporate trust office of the Trustee for the same original principal amount of Bonds of other authorized denominations. The Municipality shall execute and the Trustee shall authenticate and deliver new Bonds which the Bondholder making the change is entitled to receive, bearing numbers not then outstanding.

         The Trustee shall not be required to transfer or exchange any Bond during any period beginning on a Record Date and ending on the interest payment date with respect to such Record Date or to transfer or exchange any Bond after the first mailing of notice calling such Bond or a portion thereof for redemption, nor any Bond during the fifteen-day period next preceding the giving of such notice of redemption.

         As to any Bond, the person in whose name the Bond is registered shall be deemed the absolute Owner for all purposes, and payment of either principal of or interest or premium on the Bond shall be made only to or upon the written order of the registered Owner or his legal representative.

         In each case the Bondholder requesting registration, exchange or transfer shall pay any resulting tax or other governmental charge.

         Section 209. Form of Bonds. The Bonds shall be substantially in the form set forth in Exhibit A hereto with any appropriate notations, omissions and insertions permitted or required by this Indenture or deemed necessary by the Trustee.

         Section 210. Book Entry. Initially, one certificate for the Bonds will be issued and registered to the Securities Depository. The Municipality and the Trustee may enter into a Letter of Representations (as defined below) relating to a book entry system to be maintained by the Securities Depository with respect to the Bonds.

         In the event that (a) the Securities Depository determines not to continue to act as a securities depository for the Bonds by giving notice to the Trustee and the Municipality discharging its responsibilities hereunder, or (b) the Municipality determines (at the direction of the Company) (i) that beneficial owners of the Bonds shall be able to obtain certificated Bonds, or
(ii) to select a new Securities Depository, attempt to locate another qualified securities depository to serve as Securities Depository or authenticate and deliver certificated Bonds to the beneficial owners or to the Securities Depository participants on behalf of beneficial owners substantially in the form provided for in this Section 210. In delivering certificated Bonds, the Trustee shall be entitled to rely on the records of the Securities Depository as to the beneficial owners or the records of the Securities Depository participants acting on behalf of beneficial owners. Such certificated Bonds will then be registrable, transferable and exchangeable as set forth in the Indenture.

         So long as there is a Securities Depository for the Bonds, (1) it or its nominee shall be the registered owner of the Bonds; (2) notwithstanding anything to the contrary in the Indenture, determinations of persons entitled to payment of principal or purchase price, premium, if any, and interest, transfers of ownership and exchanges and receipt of notices shall be the responsibility of the Securities Depository and shall be effected pursuant to rules and procedures established by the Securities Depository; (3) the Municipality, the Company and the Trustee shall not be responsible or liable for maintaining, supervising or reviewing the records maintained by the Securities Depository, its participants or persons acting through such participants; (4) references in the Indenture to owners or registered owners of the Bonds shall mean the Securities Depository or its nominee and shall not mean the beneficial owners of the Bonds; and (5) in the event of any inconsistency between the provisions of the Indenture and the provisions of the Letter of Representations, the provisions of the Letter of Representations, except to the extent set forth in this paragraph and the next preceding paragraph, shall control.

         For purposes of this Section, following term shall have the following meaning:

         "Letter of Representations" means the Letter of Representations from the Municipality to the Securities Depository and (with the consent of the Company) any amendments thereto, or successor agreements between the Municipality, the Trustee and any successor Securities Depository, relating to a book entry system to be maintained by the Securities Depository with respect to the Bonds.

         Section 211. Payment Procedure Pursuant to Municipal Bond Insurance Policy. As long as the Municipal Bond Insurance Policy shall be in full force and effect with respect to the Bonds, the Municipality and the Trustee agree to comply with the following provisions:

                  (a) At least two (2) days prior to all interest payment dates the Company will notify MBIA and the Trustee if the Company does not expect to provide the Trustee with sufficient funds to pay the principal of or interest on the Bonds on such interest payment date. Such notice shall specify the amount of the anticipated deficiency, the Bonds to which such deficiency is applicable and whether such Bonds will be deficient as to principal or interest, or both.

                                   ARTICLE III

                          Application of Bond Proceeds;
                                 Redemption Fund

         Section 301. Deposit of Funds. Pursuant to Section 3.1 of the Loan Agreement, the Municipality shall deposit with the Trustee all proceeds from the sale of Bonds and the Trustee shall deposit the accrued interest on the Bonds, if any, into the Bond Fund created under Section 402 hereof and the balance of the proceeds into the Redemption Fund created under Section 302 hereof.

         Section 302. Redemption Fund. The Municipality shall establish with the Trustee a separate account to be designated as the "Indianapolis Water Company, Series 1998 (Indianapolis) Redemption Fund." Moneys on deposit in the Redemption Fund shall be held by the Trustee under the Escrow and Defeasance Agreement and paid out by the Trustee as provided in Section 3.2 of the Loan Agreement solely for the purposes of discharging, retiring and redeeming the 1989 Bonds and terminating all obligations and liabilities of the Company created by or relating to the 1989 Bonds; provided, however, that any moneys remaining in the Redemption Fund after such discharge, retirement, redemption and termination shall be promptly released and distributed to the Company. Moneys on deposit in the Redemption Fund may be invested only in direct obligations of the United States of America or other obligations backed by the full faith and credit of the United States of America and the income or loss shall be credited or charged to the Redemption Fund.


                                   ARTICLE IV

                               Revenues and Funds

         Section 401. Source of Payment of Bonds. The Bonds and all payments to be made by the Municipality hereunder are not general obligations of the Municipality, but are limited obligations payable by it solely out of the revenues and other amounts derived from the Note and under the Loan Agreement. In addition, the Bonds shall be guaranteed by the Guarantor under the Guaranty and shall be further secured under and pursuant to the Municipal Bond Insurance Policy.

         Section 402. Creation of Bond Fund. There is created with the Trustee a trust fund to be designated as the "Indianapolis Water Company, Series 1998 Bond Fund." Amounts deposited into the Bond Fund shall be used to pay the principal of and premium, if any, and interest on the Bonds and as otherwise authorized in this Indenture.

         Section 403. Payments into Bond Fund. Pursuant to Section 301 hereof, all accrued interest received at the time of the sale of any Bonds shall be deposited into the Bond Fund. In addition, there shall be deposited into the Bond Fund all payments received pursuant to the Note and all other moneys received by the Trustee under the Loan Agreement or the Guaranty which are required or directed to be paid into the Bond Fund and all amounts received from MBIA under the Municipal Bond Insurance Policy.

         Section 404. Use of Moneys in Bond Fund. Except as provided in Section 1301 hereof, moneys in the Bond Fund shall be used solely for the payment of the principal of and premium, if any, and interest on the Bonds, for the redemption of all or a portion of the Bonds prior to maturity, for the purchase of Bonds or portions thereof for the purpose of cancellation, for any fees and expenses of the Trustee and any paying agent and for any fees and expenses of the Municipality caused by any default of the Company under the Loan Agreement. Whenever the amount in the Bond Fund is sufficient to redeem all of the Bonds then unpaid and to pay the premium, if any, and interest to accrue thereon prior to redemption, the Trustee shall, at the request of the Company, take the necessary steps to redeem the Bonds on the earliest possible redemption date for which the required redemption notice may be given. However, any moneys in the Bond Fund may be used to redeem a part of the Bonds outstanding so long as the Company is not in default with respect to any payments under the Loan Agreement or the Note, but only to the extent those moneys are in excess of the amount still required for payment of the portion of the Bonds previously called for redemption, the premium thereon, if any, and interest, and any past due interest and principal.

         Section 405. Investment of Funds. Moneys in the Bond Fund and the Redemption Fund may be invested in direct obligations of the United States of America or other obligations backed by the full faith and credit of the United States of America. Any such investments shall be held by or under control of the Trustee and shall be deemed at all times a part of the Bond Fund or Redemption Fund, as the case may be, and the interest accruing thereon and any profit realized therefrom shall be credited to such fund, and any loss resulting from such investments shall be charged to such fund. The Trustee shall sell and reduce to cash funds a sufficient portion of investments under the provisions of this Section 405 whenever the cash balance in the Bond Fund is insufficient to pay the principal of and premium, if any, and interest on the Bonds as and when payable.

         The Company and the Municipality covenant to each other and to and for the benefit of the Holders of the Bonds that no use will be made of the proceeds from the issue and sale of the Bonds which would cause the Bonds to be classified as arbitrage bonds within the meaning of Section 103(b)(2) and
Section 148 of the Code. The parties reserve the right, however, to make any investment of proceeds permitted by the laws of the State of Indiana, if Section 148 or regulations thereunder are repealed or relaxed or are held void by final judgment of a court of competent jurisdiction, so long as the investment would not result in making the interest on the Bonds subject to federal income taxation. In making investments, the parties may rely on an opinion of counsel of recognized competence in such matters. The Trustee may make any and all investments permitted by this Section 405 through its own bond department.

         Section 406. Trust Funds. All moneys and securities received by the Trustee under the provisions of this Indenture shall be trust funds and shall not be subject to lien or attachment of any creditor of the Municipality or of the Company.

         Section 407. Nonpresentment of Bonds. In the event any Bond shall not be presented for payment when the principal thereon becomes due, either at maturity, or at the date fixed for redemption thereof, or otherwise, if funds sufficient to pay such Bond shall have been made available to the Trustee for the benefit of the Holder thereof, all liability of the Municipality to the Owner thereof for the payment of such Bond shall forthwith cease, determine and be completely discharged, and thereupon it shall be the duty of the Trustee to hold such funds for five years, without liability for interest thereon, for the benefit of the Holder of such Bond, who shall thereafter be restricted exclusively to such funds, for any claim of whatever nature on his part under this Indenture or on, or with respect to, such Bond. Any moneys so deposited with and held by the Trustee not so applied to the payment of Bonds within five years after the date on which the same shall become due, shall be repaid by the Trustee to the Company and thereafter Bondholders shall be entitled to look only to the Company for payment, and then only to the extent of the amount so repaid, and the Company shall not be liable for any interest thereon and shall not be regarded as a trustee of such money. Nor shall the Company be liable for any portion of such money that it delivers to the State of Indiana pursuant to IC 32-9.


                                    ARTICLE V

                       Redemption of Bonds Before Maturity

         Section 501. Determination of Taxability Redemption. The Bonds are subject to mandatory redemption in whole (or in part as provided below) on the earliest practicable date (selected by the Trustee) within one hundred and eighty (180) days following a Determination of Taxability. The redemption price shall be 100% of the principal amount thereof plus accrued interest to the redemption date. Fewer than all the Bonds may be redeemed if redemption of fewer than all would result in the interest payable on the Bonds remaining outstanding being not includable in the gross income for federal income tax purposes of any owner other than a "substantial user" or "related person." If fewer than all Bonds are redeemed, the Trustee will select the Bonds to be redeemed by lot or by such other random means as the Trustee shall determine in its discretion. For purposes of this Section, Bondholder shall include the beneficial owner of a Bond (i.e., the actual owner as recorded in the records of DTC).

         Section 502. Redemption in the Event of Death of a Bondholder. On July 15 of each year commencing July 15, 2000, the Trustee will, upon the death of any registered owner, redeem any Bond held by such registered owner following presentation for redemption as described below by such registered owner's personal representative or surviving joint tenant(s), subject to the limitations that in any 12-month period the Trustee shall not be obligated to redeem Bonds pursuant to this Section to the extent that (i) the aggregate principal amount of Bonds so subject to redemption, together with the aggregate principal amount of Town of Fishers, Indiana Economic Development Water Facilities Refunding Revenue Bonds, Series 1998 (Indianapolis Water Company Project) (the "1998 Fishers Bonds") subject to redemption by reason of the death of any registered owner of 1998 Fishers Bonds exceeds $800,000, or (ii) the Bonds of any registered owner so subject to redemption together with the registered owner's 1998 Fishers Bonds subject to redemption by reason of the death of such registered owner, exceed the aggregate principal amount of $25,000. The Bonds subject to redemption as described above may be presented for redemption by delivering to the Trustee within two (2) years of the death of a registered owner (i) a written request for redemption in form satisfactory to the Trustee, signed by the personal representative or surviving joint tenant(s) of the registered owner, (ii) the Bond(s) to be redeemed, (iii) appropriate evidence of death and ownership of such Bond(s) at the time of death, and (iv) appropriate evidence of the authority of such personal representative or surviving joint tenant(s). In order for Bonds to be eligible for redemption on any July 15, such Bonds must be presented for redemption in full compliance with the provisions set forth above, prior to the May 15, next preceding such July 15. Upon receipt by the Trustee of all of the foregoing and by the time specified above, the Trustee shall promptly (and in any event by the June 15 next succeeding such July 15) certify to the Company and MBIA of such receipt and that a redemption of Bonds will occur under this Section 502 on the next succeeding July 15. The Bonds presented for redemption prior to maturity will be redeemed in the order of their receipt by the Trustee. Any Bonds not redeemed in any such period because of the individual $25,000 limitation or the aggregate $800,000 limitation, will be held in the order described above for redemption on the July 15 in succeeding years until redeemed. Any such redemption shall be at a price equal to 100% of the principal amount of the Bonds so to be redeemed, plus accrued interest to the redemption date.

         The death of a person who, during his or her lifetime, was entitled to substantially all of the beneficial interest of ownership of a Bond will be deemed the death of a registered owner, regardless of the registered owner, if such beneficial interest can be established to the satisfaction of the Trustee. Such beneficial interest shall be deemed to exist in typical cases of street name or nominee ownership, ownership under the Uniform Gifts to Minors Act, community property or other joint ownership arrangements between the husband and wife, and trust and certain other arrangements where one person has substantially all of the beneficial ownership interest in the Bond during his or her lifetime. In the case of Bonds registered in the name of banks, trust companies or broker-dealers who are members of a national securities exchange or the National Association of Securities Dealers, Inc. ("Qualified Institutions"), the redemption limitations described above apply to each beneficial owner of Bonds held by any Qualified Institution. In connection with the redemption request, such Qualified Institution must submit evidence, satisfactory to the Trustee, that it holds the Bonds subject to request on behalf of such beneficial owner and must certify the aggregate amount of redemption requests made on behalf of such beneficial owner.

         It is intended that the Bonds and the 1998 Fishers Bonds be treated as a single issue of bonds for purposes of this Section 502 and for all other provisions of this Indenture related to this Section 502 and the Trustee agrees to apply and administer the provisions of this Indenture in accordance with that intention.

         Section 503. Optional Redemption. The Bonds are subject to redemption by the Municipality (at the election and direction of the Company) prior to stated maturity in whole or in part on any date on or after July 15, 2005. The redemption price for any such redemption shall be the amount determined from the table below (expressed as a percentage of the principal amount of the Bonds or portions thereof so redeemed), plus accrued interest to the redemption date:

       Redemption Period                                 Redemption
      (both dates inclusive)                                Price

July 15, 2005 through July 14, 2006                          102%
July 15, 2006 through July 14, 2007                          101%
July 15, 2007 and thereafter                                 100%

         If less than all Bonds at the time outstanding are to be called for prior redemption, the particular Bonds or portions thereof to be redeemed shall be selected by lot or by such other random means as the Trustee shall determine in its discretion. Bonds of denominations greater than $5,000 may be called for redemption, in part, in multiples of $5,000.

         Section 504. Notice of Redemption.

                  (a) Notice of the call for redemption identifying the Bonds to be redeemed (and, in the case of partial redemption of any Bonds, the respective principal amounts thereof to be redeemed), the redemption date and the redemption price shall (except for a redemption pursuant to Section 502) be given to Bondholders and to MBIA by mailing the redemption notice by registered or certified mail at least thirty days but no more than sixty days prior to the date fixed for redemption to the registered Owner of each Bond to be redeemed in whole or in part at the address shown on the registration books; provided, however, that failure to give notice by mailing, or any defect therein, with respect to any Bond shall not affect the validity of any proceedings for the redemption of any other Bonds or portions thereof. Reference is hereby made to Section 5.4 of the Loan Agreement, which provision sets forth the obligations of the Company with respect to notice to the Trustee of the Company's exercise of its rights to prepay the Note. In connection with an optional redemption, the redemption notice may state that the redemption is conditional upon the timely receipt by the Trustee of funds sufficient to pay the redemption price of the Bonds to be redeemed as of the date of such redemption. In the event of such conditional redemption notice, if such funds are not so received by the Trustee, the call for redemption shall be of no force and effect and the redemption shall not occur. On and after the redemption date specified in the notice, if funds sufficient to pay the redemption price of the Bonds described in such notice are received by the Trustee, the Bonds that were called for redemption shall not bear interest, shall no longer be protected by this Indenture and shall not be deemed to be outstanding, and the Holders thereof shall have the right only to receive the redemption price plus accrued interest to the date fixed for redemption; provided, however, that all actions required by Section 1301 of this Indenture have been taken.

                  (b) In addition to the redemption notice required above, if there is more than one Bondholder of all the Bonds, further notice (the "Additional Notice") shall be given by the Trustee as set out below. No defect in the Additional Notice or any failure to give all or any portion of the Additional Notice shall in any manner defeat the effectiveness of a call for redemption if notice is given as prescribed in paragraph (a) above.

                                    (1) Each  Additional  Notice  of  redemption
                  shall contain the information required in paragraph (a) above for an official notice of redemption plus (i) the CUSIP numbers of all Bonds being redeemed; (ii) the date of the Bonds as originally issued: (iii) the rate of interest borne by each Bond being redeemed; (iv) the maturity date of each Bond being redeemed; and (v) any other descriptive information needed to identify accurately the Bonds being redeemed.

                                    (2) Upon the payment of the redemption price
                  of the Bonds being redeemed, each check or other transfer of funds issued for such purpose shall bear the CUSIP number identifying, by issue and maturity, the Bonds being redeemed with the proceeds of such check or other transfer.

                                    (3) Each  Additional  Notice  of  redemption
                  shall be sent at least 35 days before the redemption date by registered or certified mail or overnight delivery service to the Paying Agents, if any, to all registered securities depositories then in the business of holding substantial amounts of obligations similar to the Bonds (such depositories now being The Depository Trust Company of New York, New York, Midwest Securities Trust Company of Chicago, Illinois, Pacific Securities Depository Trust Company of San Francisco, California and Philadelphia Depository Trust Company of Philadelphia, Pennsylvania), to Standard and Poor's Ratings Group, and to one or more national information services that disseminate notices of redemption of obligations such as the Bonds.

                                    (4) In  addition,  the Trustee  shall at all
                  reasonable times make available to any interested party complete information as to which Bonds have been redeemed or called for redemption.

         Section 505. Cancellation. All Bonds that have been redeemed shall be cancelled by the Trustee and disposed of by the Trustee. A cancelled Bond shall not be reissued and a counterpart of the certificate evidencing its disposition shall be furnished by the Trustee to the Municipality and the Company.


                                   ARTICLE VI

                                General Covenants

         Section 601. Payment of Principal, Premium, if any, and Interest. The Municipality shall promptly pay, but solely from payments under the Loan Agreement and on the Note and from funds otherwise available therefor in the Bond Fund the principal of and premium, if any, and interest on every Bond at the place, on the dates and in the manner provided herein and in the Bonds. The Bonds do not represent or constitute a debt of the Municipality within the meaning of the provisions of the Constitution or Statutes of the State of Indiana or a pledge of or charge against the credit of the Municipality or grant to the Owners or Holders thereof any right to have the Municipality levy taxes or appropriate any funds for the payment of the principal thereof or interest thereon.
         Section 602. Performance of Covenants. The Municipality will perform its obligations under this Indenture, the Bonds and the proceedings of its governing body pertaining to the Bonds. The Municipality represents that it is authorized under the Constitution and laws of the State of Indiana to issue the Bonds, to execute this Indenture and to assign all its right and title and interest in and to the Note and the Loan Agreement under this Indenture; that all action on its part for the issuance of the Bonds and the execution and delivery of this Indenture has been taken, and that the Bonds in the hands of the Holders and Owners thereof are and will be valid and binding obligations of the Municipality.

         The Company covenants that it will faithfully perform at all times all covenants, undertakings, stipulations and provisions which it has expressly undertaken to perform in this Indenture.

         Section 603. Ownership; Instruments of Further Assurance. The Municipality represents that it lawfully owns the Note and that the pledge and assignment thereof and the assignment of its interests in the Loan Agreement to the Trustee hereby made are valid and lawful. The Municipality covenants that it will defend the title to the Note and its interest in the Loan Agreement assigned to the Trustee, for the benefit of the Holders and Owners of the Bonds against the claims and demands of all persons whomsoever.

         The Municipality covenants that it will do, execute, acknowledge and deliver or cause to be done, executed, acknowledged and delivered, such indentures supplemental hereto and such further acts, instruments and transfers as the Trustee may reasonably require for the better assuring, transferring, pledging, assigning and confirming unto the Trustee the Note, the Loan Agreement and all payments thereon and thereunder pledged hereby to the payment of the principal of and premium, if any, and interest on the Bonds. The Municipality covenants that, except as provided herein and in the Loan Agreement, it will not sell, convey, mortgage, encumber or otherwise dispose of any part of the revenues and receipts payable under the Note and the Loan Agreement or its rights under the Loan Agreement.

         Section 604. Rights under Loan Agreement and Note. The Municipality agrees that the Trustee in its name or in the name of the Municipality may enforce all rights, remedies and privileges granted to the Municipality and all obligations of the Company under and pursuant to the Loan Agreement and the Note for and on behalf of the Bondholders, whether or not the Municipality is in default hereunder.

         Section 605. Designation of Additional Paying Agents. The Municipality will cause the necessary arrangements to be made through the Trustee for the designation of alternate paying agents, if any, and for the payment of the Bonds.

         Section 606. Recordation; Application of Uniform Commercial Code. The Municipality and the Company shall cause this Indenture and all supplements hereto as well as such other security instruments, financing statements and all supplements thereto and other instruments or documents as may be reasonably required from time to time to be kept, recorded and filed in such manner and in such places as may be required by law in order to preserve fully and protect the security of the Owners of the Bonds and the rights of the Trustee hereunder, and to perfect the lien of, and the security interest created by, this Indenture. This Indenture is a security agreement in support of any financing statement which may be executed and filed with respect to the Trust Estate, or any part thereof, and should an Event of Default occur, the Trustee may assert any or all of the remedies accorded a secured party under the Uniform Commercial Code of Indiana. The Company covenants and agrees to execute and to furnish to the Trustee such financing statements and continuations thereof as the Trustee may reasonably deem necessary or appropriate.

         Section 607. List of Bondholders. The Trustee as bond registrar will keep on file at the principal corporate trust office of the Trustee a list of names and addresses of the Holders of all Bonds. At reasonable times and under reasonable regulations established by the Trustee, said list may be inspected and copied by the Company, by the Purchaser or by Holders (or a designated representative thereof) of 10% or more in principal amount of Bonds then outstanding, such ownership and the authority of any such designated representative to be evidenced to the reasonable satisfaction of the Trustee.


                                   ARTICLE VII

                        Possession and Use of the Project
                          Financed with the 1989 Bonds

         Section 701. Subordination to Rights of Company. This Indenture and the rights and privileges hereunder of the Trustee and the Holders of the Bonds are specifically made subject and subordinate to the rights and privileges of the Company set forth in the Loan Agreement.


                                  ARTICLE VIII

                                    Remedies

         Section 801. Events of Default. If any of the following events occurs, it is hereby declared an "Event of Default":

                  (a) default in the due and punctual payment and for a period of five (5) days thereafter of any interest on any Bonds; or

                  (b) default in the due and punctual payment of the principal of or redemption premium, if any, on any Bond, whether at stated maturity thereof, or at the date for redemption thereof, or otherwise; or

                  (c) any Event of Default as defined in Section 6.1 of the Loan Agreement shall have occurred; or

                  (d) failure by the  Municipality or the Company to perform any other obligations under the Bonds or in this Indenture continuing for sixty (60) days after written notice specifying the failure given to the Municipality and the Company by the Trustee, which shall give such notice at the written request of the Holders of not less than ten percent (10%) in aggregate principal amount of the Bonds then outstanding; provided, however, that with respect to this clause (d) and with respect to Section 6.1(d) of the Loan Agreement if failure of performance shall be such that it cannot be corrected within such period, it shall not constitute an Event of Default if: (i) such failure of performance, in the reasonable opinion of the Trustee, is correctable without material adverse effect on the Bonds; (ii) corrective action is instituted by or on behalf of the Municipality or the Company within such period and is diligently pursued until such failure of performance is corrected; and (iii) in the reasonable opinion of the Trustee, correction of such failure of performance has not taken an unreasonable amount of time. The Trustee may request (and may rely upon) from the Company or the Municipality a certificate to the effect that the Company or the Municipality has instituted corrective action and will diligently pursue such action and believes that its failure of performance can be corrected through such action; or

                  (e) an Event of Default as defined in Section 4.1 of the Guaranty shall have occurred.

         Section 802. Acceleration Rights. Upon the happening of any Event of Default specified in Section 801 herein, the Trustee may, with the consent of MBIA, and shall, at the written direction of MBIA, without any action on the part of the Holders of the Bonds, and shall upon the written request of the Holders of not less than twenty-five percent (25%) in aggregate principal amount of the Bonds then outstanding (but only with the written consent of MBIA), by notice in writing delivered to the Municipality and MBIA, declare the entire principal amount of the Bonds then outstanding and the interest accrued thereon, immediately due and payable, whereupon that portion of the principal of the Bonds thereby coming due and the interest thereon accrued to the date of payment shall, without further action, become and be immediately due and payable, anything in this Indenture or in the Bonds to the contrary notwithstanding.

         Section 803. Other Remedies; Rights of Bondholders. Upon the occurrence of an Event of Default, the Trustee may pursue any available remedy by suit at law or in equity to enforce the payment of the principal of and premium, if any, and interest on the Bonds then outstanding, to enforce this Indenture or to enforce its rights under the Loan Agreement or the Note.

         If an Event of Default shall have occurred, and if requested by MBIA or by the Holders of not less than twenty-five percent (25%) in aggregate principal amount of the Bonds then outstanding (but only with the written consent of MBIA) and indemnified as provided in Section 902(i) hereof, the Trustee must exercise such one or more of the rights and powers conferred by this Section 803 as the Trustee, being advised by counsel, shall deem most expedient in the interests of the Bondholders.

         No remedy given under this Indenture to the Trustee or to the Bondholders is intended to be exclusive of any other remedy. Each remedy shall be cumulative and shall be in addition to any other remedy given hereunder or existing at law or in equity or by statute.

         No delay or omission to exercise any right or power accruing upon any Event of Default shall impair the right or power or shall be construed to be a waiver of any Event of Default; and every right and power may be exercised from time to time and as often as may be deemed expedient.

         No waiver of any Event of Default, whether by the Trustee or by the Bondholders, shall extend to or shall affect any subsequent Event of Default or shall impair any rights or remedies relating to that Event of Default.

         Section 804. Right of Bondholders to Direct Proceedings. Subject to the rights of MBIA under the Municipal Bond Insurance Policy, the Holders of a majority in aggregate principal amount of the Bonds then outstanding shall have the right, at any time, by an instrument or instruments in writing executed and delivered to the Trustee, to direct the time, the method and place of conducting all proceedings to be taken in connection with the enforcement of this Indenture, or for the appointment of a receiver or any other proceedings hereunder; provided, that such direction shall be in accordance with the provisions of law and of this Indenture and that the Trustee is indemnified as provided in Section 902(i) of this Indenture.

         Section 805. Appointment of Receivers. Upon the occurrence of an Event of Default, and upon the filing of a suit or other commencement of judicial proceedings to enforce the rights of the Trustee and of the Bondholders under this Indenture, the Trustee shall be entitled, to the extent permitted by law, to the appointment of a receiver or receivers of the Trust Estate and of the revenues, earnings, income, products and profits thereof, pending such proceedings, with such powers as the court making such appointment shall confer.

         Section 806. Application of Moneys. Subject to the rights of MBIA under the Municipal Bond Insurance Policy, all moneys received by the Trustee pursuant to any right given or action taken under the provisions of this Article VIII shall, after payment of the costs and expenses of the proceedings resulting in the collection of such moneys and of the expenses, liabilities and advances and fees incurred or made by the Trustee and the sums required to be paid by the Company pursuant to this Indenture, the Bonds, the Loan Agreement or the Note (other than payment of principal, premium and interest on the Bonds or the Note), be deposited into the Bond Fund and applied as follows without preference, priority or distinction as between any Bond and any other Bond:

                  (a) Unless the principal of all the Bonds shall have become or shall have been declared due and payable, all moneys shall be applied:

                                    First--To the payment of all installments of
                  interest then due on the Bonds, in the order of the maturity of the installments of such interest and, if the amount available is not sufficient to pay in full any particular installment, then to the payment ratably, according to the amounts due on that installment, to the persons entitled thereto, without any discrimination or privilege; and
                                    Second--To   the   payment   of  the  unpaid
                  principal of and premium, if any, on the Bonds which shall have become due (other than portions of the Bonds called for redemption for the payment of which moneys are held pursuant to the provisions of this Indenture), in the order of their due dates, with interest from the respective dates upon which they become due and, if the amount available is not sufficient to pay in full any particular installment, then to the payment ratably, according to the amounts due on that installment, to the persons entitled thereto, without any discrimination or privilege.
                                    Third--To  MBIA  in  connection   with   any
                  payments due it with respect to the Municipal Bond Insurance Policy.

                  (b) If the principal of all the Bonds shall have become due or shall have been declared due and payable, all moneys shall be applied to the payment of the principal of and premium, if any, and interest then due and unpaid on the Bonds (other than portions of the Bonds called for redemption for the payment of which moneys are held pursuant to the provisions of this Indenture), without preference or priority, ratably, according to the amounts due respectively for principal, premium and interest, to the persons entitled thereto, without any discrimination or privilege.

                  (c) If the principal of all the Bonds shall have been declared due and payable, and if such declaration shall thereafter have been rescinded, then, subject to the provisions of subsection (b) of this
         Section 806 in the event that the principal of the Bonds shall later become due or be declared due and payable, the money shall be applied in accordance with subsection (a) of this Section 806.

         Moneys shall be applied under this Section 806 at the times that the Trustee shall determine, having regard for the amount of moneys available for application and the likelihood of additional moneys becoming available for application in the future. The Trustee shall fix the date (which shall be an interest payment date unless it shall deem another date more suitable) upon which application is to be made and on that date interest on the amounts of principal to be paid shall cease to accrue. The Trustee shall give such notice as it may deem appropriate of the deposit with it of any such moneys and of the fixing of any such date, and shall not be required to make payment to the Holder of any Bond until the Bond shall be presented to the Trustee for appropriate endorsement or for cancellation if fully paid.

         Section 807. Remedies Vested in Trustee. All rights of action (including the right to file proofs of claim) under this Indenture or under any of the Bonds may be enforced by the Trustee without the possession of any of the Bonds or the production thereof in any trial or other proceedings relating thereto and any such suit or proceeding instituted by the Trustee shall be brought in its name as Trustee without the necessity of joining as plaintiffs or defendants the Holders of the Bonds and any recovery of judgment shall, subject to the provisions of Section 806 hereof, be for the equal benefit of the Holders of the Bonds.

         Section 808. Rights and Remedies of Bondholders. No Holder of any Bond may institute any suit, action or proceeding in equity or at law for the enforcement of this Indenture or for the execution of any trust thereof or for the appointment of a receiver or any other remedy hereunder, unless (a) a default has occurred of which the Trustee has been notified as provided in subsection (g) of Section 902 hereof, or of which by that subsection it is deemed to have notice, (b) that default shall have become an Event of Default and the Holders of not less than twenty-five percent (25%) in aggregate principal amount of the Bonds then outstanding shall have made written request to the Trustee and shall have offered reasonable opportunity either to proceed to exercise the powers hereinbefore granted or to institute such action, suit or proceedings in its own name, (c) they have offered to the Trustee indemnity as provided in Section 902(i) hereof, and (d) the Trustee shall thereafter fail or refuse to exercise its powers, or to institute such action, suit or proceeding. The notification, request and offer of indemnity are, at the option of the Trustee, conditions precedent to the execution of the powers and trusts of this Indenture, and to any action or cause of action for the enforcement of this Indenture, or for the appointment of a receiver or for any other remedy hereunder. No one or more Holders of the Bonds shall have any right in any manner whatsoever to affect, disturb or prejudice the lien of this Indenture by their action or to enforce any right hereunder except in the manner herein provided, and all proceedings at law or in equity shall be instituted, had and maintained in the manner herein provided and for the equal benefit of the Holders of all Bonds then outstanding.

         Section 809. Termination of Proceedings. If the Trustee shall have proceeded to enforce any right under this Indenture and the proceedings shall have been discontinued or abandoned for any reason, or shall have been determined adversely, then the Municipality, the Company, the Trustee and the Bondholders shall be restored to their former positions and rights hereunder.

         Section  810. Waivers  of Events of  Default.  Subject to the rights of
MBIA under the Municipal Bond Insurance Policy, the Trustee may in its discretion waive any Event of Default (except to the extent that the Trustee is required by the Bondholders pursuant to Section 803 hereof to exercise certain rights or powers) and its consequences and rescind any declaration of acceleration of maturity of principal of and interest on the Bonds, and shall do so upon the written request of the Holders of not less than a majority in aggregate principal amount of the Bonds then outstanding; provided, however, that there shall not be waived (a) any default in the payment of the principal of or premium on any Bond or (b) any default in the payment when due of the interest on any Bond unless prior to such waiver or rescission, all arrears of interest, principal and premium, and all fees and expenses of the Trustee in connection with such default, shall have been paid or provided for. In case of any such waiver or rescission, the Municipality, the Company, the Trustee and the Bondholders shall be restored to their former positions and rights hereunder, respectively, but no such waiver or rescission shall extend to any subsequent or other default, or impair any right consequent thereon.

         Section 811. Cooperation of Municipality. In the event of a default hereunder, the Municipality shall cooperate with the Trustee and use its best efforts to protect the Bondholders.

         Section 812. Consent of MBIA Upon Default. Anything in this Indenture to the contrary notwithstanding, so long as the Municipal Bond Insurance Policy is in effect and MBIA is not in default in its obligations thereunder, upon the occurrence and continuance of an Event of Default, MBIA shall be entitled to control and direct the enforcement of all rights and remedies granted to the Bondholders or the Trustee for the benefit of the Bondholders under this Indenture, including, without limitation, acceleration of the principal of the Bonds as described in this Indenture and the right to annul any declaration of acceleration, and MBIA shall also be entitled to approve all waivers of Events of Default.


                                   ARTICLE IX

                                   The Trustee

         Section 901. Acceptance of Trusts. The Trustee accepts the trusts imposed upon it by this Indenture. The Trustee shall exercise the rights and powers vested in it by this Indenture and shall use the same degree of care as a prudent man would exercise or use in the circumstances in the conduct of his own affairs.

         Section 902. Certain Rights of Trustee.

                  (a) The Trustee may perform any of its duties by or through attorneys, agents, receivers or employees and shall not be answerable for the conduct of such attorneys, agents or receivers if the same are appointed in accordance with the standard specified in Section 901 and shall be entitled to advice of counsel concerning all matters hereunder and may pay reasonable compensation to all attorneys and agents as may reasonably be employed and shall be entitled to reimbursement therefor from the Company. The Trustee may act upon the opinion or advice of any attorney (who may be the attorney or attorneys for the Municipality or the Company). The Trustee shall not be responsible for any loss or damage resulting from any action or nonaction in good faith in reliance upon such opinion or advice.

                  (b) The Trustee shall not be responsible for any recital in this Indenture, or in the Bonds (except the certificate of the Trustee endorsed on the Bonds) or in any related document (other than documents relating solely to and executed only by the Trustee), or for the validity of the execution by the Municipality of this Indenture or of any supplements or instruments of further assurance, or for the sufficiency of the security for the Bonds or as to the maintenance of the security therefor except as provided in Section 606 hereof; and the Trustee shall not be bound to make any investigation as to the performance or observance of any covenants, conditions or agreements on the part of the Municipality or on the part of the Company under the Loan Agreement. The Trustee shall have no obligation to perform any of the duties of the Municipality under the Loan Agreement, and the Trustee shall not be responsible or liable for any loss suffered in connection with any investment of funds made by it in accordance with the provisions of this Indenture.

                  (c) The Trustee shall not be accountable for the use of any Bonds. The Trustee may be or become the Owner of Bonds with the same rights which it would have if not Trustee.

                  (d) The Trustee shall be protected in acting upon any notice, request, consent, certificate, order, affidavit, letter, telegram or other paper or document believed to be genuine and correct and to have been signed or sent by the proper person or persons. Any action taken by the Trustee pursuant to this Indenture upon the request or authority or consent of any person who at the time of making such request or giving such authority or consent is the Owner of any Bond, shall be conclusive and binding upon all future Owners of the same Bond and upon Bonds issued in exchange therefor or in place thereof.

                  (e) As to the existence or nonexistence of any fact or as to the sufficiency or validity of any instrument, paper or proceeding, the Trustee shall be entitled to rely upon an Officer's Certificate of the Municipality. Prior to the occurrence of a default of which the Trustee has been notified or of which it is deemed to have notice, the Trustee may accept an Officer's Certificate to the effect that any particular dealing, transaction or action is necessary or expedient, but may at its discretion secure such further evidence deemed necessary or advisable, but shall in no case be bound to secure the same. The Trustee may accept an Officer's Certificate of the Municipality to the effect that an ordinance or resolution has been adopted by the Municipality as conclusive evidence that such ordinance or resolution has been adopted and is in full force and effect.

                  (f) The permissive right of the Trustee to do things enumerated in this Indenture shall not be construed as a duty and the Trustee shall not be answerable for other than its gross negligence or willful default.

                  (g) The Trustee shall not be required to take notice or be deemed to have notice of any Event of Default (other than nonpayment of the principal and interest on the Bonds) unless the Trustee shall be specifically notified in writing of the Event of Default by the Municipality, by the Holders of at least twenty-five percent (25%) in aggregate principal amount of all Bonds then outstanding or by the Company and all notices or other instruments required by this Indenture to be delivered to the Trustee must, in order to be effective, be delivered at the principal corporate trust office of the Trustee.

                  (h) The Trustee may demand, in respect of the authentication of any Bonds, the withdrawal of any cash, the release of any property, or any action whatsoever within the purview of this Indenture, any showings, certificates, opinions, appraisals or other information, or corporate action or evidence thereof, in addition to that required by the terms hereof which the Trustee deems desirable.

                  (i) Before taking any action, the Trustee may require that a satisfactory indemnity bond be furnished for the reimbursement of all expenses which it may incur and to protect it against all liability, except liability which is adjudicated to have resulted from its gross negligence or willful default in connection with any action so taken.

                  (j) All moneys received by the Trustee or any paying agent shall be held in trust for the purposes for which they were received but need not be segregated from other funds except to the extent required by law.

                  (k) The Trustee shall not be required to give any bond or surety in respect of the execution of the said trusts and powers or otherwise in respect of the premises.

         Section 903. Fees, Charges and Expenses of Trustee and Paying Agent. The Trustee and any paying agent shall be entitled to prompt payment upon demand or reimbursement for usual and customary fees for their services rendered hereunder as set forth in fee schedules or similar documents effective during the term of this Indenture and available from the Trustee and all advances, counsel fees and other expenses reasonably and necessarily made or incurred by them in connection with such services. Upon an Event of Default, but only upon an Event of Default, the Trustee and any paying agent shall have a right of payment prior to payment on account of interest or principal of or premium, if any, on the Bonds for the foregoing advances, fees, costs and expenses incurred.

         Section 904. Notice to Bondholders if Default Occurs. If an Event of Default occurs of which the Trustee is required to take notice or if notice of an Event of Default be given by the Municipality, the Bondholders or the Company as provided in Section 902(g) hereof, the Trustee shall give prompt written notice thereof to MBIA and to the Owners of all Bonds then outstanding.

         Section 905. Intervention by Trustee. In any judicial proceeding to which the Municipality is a party and which in the opinion of the Trustee and its counsel has a substantial bearing on the interests of the Holders of the Bonds, the Trustee may intervene on behalf of the Bondholders and, subject to the provisions of Section 902(i) hereof, shall do so if requested in writing by the Holders of at least twenty-five percent (25%) in aggregate principal amount of all Bonds then outstanding. The rights and obligations of the Trustee under this Section 905 are subject to the approval of a court of competent jurisdiction.

         Section 906. Successor Trustee. Any corporation or association into which the Trustee may be converted or merged, or with which it may be consolidated, or to which it may sell or transfer its corporate trust business and assets as a whole or substantially as a whole, or any corporation or association resulting from any such conversion, sale, merger, consolidation or transfer to which it is a party shall become successor Trustee hereunder, without the execution or filing of any instrument or any further act, deed or conveyance on the part of any of the parties hereto; provided, however, that if the successor corporation is not a trust company or bank within the State of Indiana that satisfies the requirements of Section 909 hereof, the Trustee shall resign from the trusts hereby created prior to such sale, merger, consolidation or transfer.

         Section 907. Resignation by Trustee. The Trustee and any successor Trustee may at any time resign by giving thirty days' written notice to the Municipality, the Company and MBIA and by registered or certified mail to the registered Owners of the Bonds then outstanding, and the resignation shall take effect upon the appointment of a successor or temporary Trustee by the Bondholders or by the Municipality as provided herein and such successor or temporary Trustee's acceptance of such appointment. The Trustee may petition a court of appropriate jurisdiction to have a successor Trustee appointed.

         Section 908. Removal of Trustee. The Trustee may be removed at any time by an instrument or concurrent instruments in writing delivered to the Trustee and to the Municipality and signed by the Owners of a majority in aggregate principal amount of all Bonds then outstanding (but only with the consent of MBIA). The Trustee may be removed at any time, at the request of MBIA, for any breach of the Trust set forth herein. Any such removal shall take effect upon the appointment of a successor or temporary Trustee by the Bondholders or by the Municipality as provided herein and such successor or temporary Trustee's acceptance of such appointment.

         Section 909. Appointment of Successor Trustee by Bondholders; Temporary Trustee. In case the Trustee shall resign or be removed, or be dissolved, or shall be in course of dissolution or liquidation, or otherwise become incapable of acting hereunder, or in case it shall be taken under the control of any public officer or officers, or of a receiver appointed by a court, a successor reasonably acceptable to MBIA may be appointed by the Owners of a majority in aggregate principal amount of all Bonds then outstanding by an instrument or concurrent instruments in writing; provided, nevertheless, that in case of such vacancy the Municipality by an instrument executed by its Mayor and attested by its Clerk under its seal may appoint a temporary Trustee to fill the vacancy until a successor Trustee is appointed by the Bondholders; and any temporary Trustee shall immediately be superseded by the successor Trustee appointed by the Bondholders. Every temporary or successor Trustee shall be a trust company or bank in good standing within the State of Indiana, duly authorized to exercise trust powers and subject to examination by federal or state authority, and having a reported capital and surplus of not less than $75,000,000 and acceptable to MBIA . The appointment of every temporary or successor Trustee shall be subject to the prior approval of the Company, which approval may not be unreasonably withheld. Notwithstanding any other provision of this Indenture, no removal, resignation or termination of the Trustee shall take effect until a successor, acceptable to MBIA, shall be appointed.

         Section 910. Concerning Any Successor Trustees. Every successor Trustee shall deliver to its predecessor, the Municipality and the Company an instrument in writing accepting its appointment, and thereupon such successor without any further act, deed or conveyance, shall become fully vested with all the properties, rights, powers, trusts, duties and obligations of its predecessor; but the predecessor shall, nevertheless, on the Written Request of the Municipality, or of the successor Trustee, execute and deliver an instrument transferring to the successor Trustee all the properties, rights, powers and trusts of the predecessor; and every predecessor Trustee shall deliver all securities and moneys held by it as Trustee to its successor. If any instrument in writing from the Municipality is required by any successor Trustee for more fully and certainly vesting in the successor the rights, powers and duties hereby vested or intended to be vested in the predecessor, any and all such instruments in writing shall, on request, be executed and delivered by the Municipality. The resignation of any Trustee and the instrument or instruments removing any Trustee and appointing a successor hereunder, together with all other instruments provided for in this Article, shall be filed or recorded by the successor Trustee in each recording office, if any, where the Indenture has been filed or recorded.

         Section 911. Trustee Protected in Relying upon Resolution, etc. The resolutions, opinions, certificates and other instruments provided for in this Indenture may be accepted by the Trustee as conclusive evidence of the facts and conclusions stated therein and shall be full warrant, protection and authority to the Trustee for the release of property and the withdrawal of cash.

         Section 912. Successor Trustee as Trustee of Funds, Paying Agent and Bond Registrar. In the event of a change in the office of Trustee, the predecessor Trustee which has resigned or been removed shall cease to be trustee of the funds provided hereunder and bond registrar and paying agent for principal of and premium, if any, and interest on the Bonds, and the successor Trustee shall become such Trustee, bond registrar and paying agent.


                                    ARTICLE X

                              Continuing Disclosure

         Section 1001. Continuing Disclosure. Pursuant to Section 4.8 of the Loan Agreement and Section 3.4 of the Guaranty Agreement, the Company and the Guarantor have undertaken all responsibility for compliance with continuing disclosure requirements, and the Municipality shall have no liability to the Holders of the Bonds or any other person with respect to such disclosure matters. Notwithstanding any other provision of this Indenture, failure of the Company or the Guarantor to comply with the Continuing Disclosure Undertaking shall not be considered an Event of Default; however, any Bondholder may take such actions as may be necessary and appropriate, including seeking specific performance by court order, to cause the Company and the Guarantor to comply with its obligations under Section 4.8 of the Loan Agreement and Section 3.4 of the Guaranty Agreement.


                                   ARTICLE XI

                             Supplemental Indentures

         Section 1101. Supplemental Indentures Not Requiring Consent of Bondholders. The Municipality, the Company and the Trustee may without the consent of, or notice to, any of the Bondholders (but only with the consent of MBIA) enter into an indenture or indentures supplemental to this Indenture, which is consistent with the terms hereof, for any one or more of the following purposes:

                  (a) To cure any ambiguity or formal defect or omission in this Indenture or in any supplemental indenture which is not to the prejudice of the Trustee or the Holders of the Bonds;

                  (b) To grant to the Trustee any additional rights, remedies, powers or authority that may lawfully be granted to the Trustee;

                  (c) To subject to this Indenture additional collateral;

                  (d) To modify, amend or supplement this Indenture or any indenture supplemental hereto in such manner as to permit the qualification hereof and thereof under any federal statute hereafter in effect or under any state Blue Sky Law, and in connection therewith, if they so determine, to add to this Indenture or any indenture supplemental hereto, such other terms, conditions and provisions (which, in the judgment of the Trustee, are not to the prejudice of the Holders of the Bonds) as may be permitted or required by said federal statute or Blue Sky Law; and

                  (e) To effect any other change which, in the judgment of the Trustee, is not to the prejudice of the Trustee or the Holders of the Bonds.

         Section 1102. Supplemental Indentures Requiring Consent of Bondholders. Exclusive of supplemental indentures covered by Section 1101 hereof and subject to the terms of this Section, the Holders of at least a majority in aggregate principal amount of the Bonds then outstanding may (with the written consent of MBIA) consent to the execution and delivery by the Municipality, the Company and the Trustee of such other indenture or indentures supplemental hereto for the purpose of modifying, altering, amending, adding to or rescinding, in any particular, any of the terms of this Indenture or any supplemental indenture; provided, however, that the unanimous written consent of the Bondholders shall be required for any amendment which would permit: (a) an extension of the stated maturity or reduction in the principal amount of, or reduction in the rate or extension of the time of paying of interest on, or reduction of any premium payable on the redemption of, any Bond, (b) a reduction in the aggregate principal amount of Bonds the Holders of which are required to consent to any such supplemental indenture, or (c) the material modification of the rights, duties or immunities of the Trustee.


                                   ARTICLE XII

                        Amendments to the Loan Agreement

         Section 1201. Amendments, etc., to Loan Agreement or the Guaranty Not Requiring Consent of Bondholders. The Municipality and the Trustee with the consent of the Company and with the written consent of MBIA shall, without the consent of or notice to the Bondholders, consent to any amendment, change or modification of the Loan Agreement or the Guaranty as may be required (a) by the provisions of any such instrument and this Indenture, (b) for the purpose of curing any ambiguity or formal defect or omission or (c) in connection with any other change which, in the judgment of the Trustee, is not to the prejudice of the Trustee or the Holders of the Bonds.

         Section 1202. Amendments, etc., to Loan Agreement or the Guaranty Requiring Consent of Bondholders. Except for the amendments, changes or modifications as provided in Section 1201 hereof, neither the Municipality nor the Trustee shall consent to any other amendment, change or modification of the Loan Agreement or the Guaranty without the consent of the Holders of at least a Majority in aggregate principal amount of the Bonds then outstanding and only with the written consent of MBIA.

         Section 1203. No Amendment May Alter Note. Under no circumstances shall any amendment to the Loan Agreement alter the provisions of the Note relating to the payment of principal, premium, and interest thereon, without the written consent of the Holders of all the Bonds at the time outstanding.


                                  ARTICLE XIII

                                  Miscellaneous

         Section 1301. Satisfaction and Discharge. All rights and obligations of the Municipality and the Company under the Loan Agreement, the Note and this Indenture shall terminate and those instruments shall cease to be of further effect, and the Trustee shall cancel the Note and deliver it to the Company, shall execute and deliver all appropriate instruments evidencing the satisfaction of this Indenture, and shall assign and deliver to the Company any moneys and investments in all funds established hereunder (except moneys or investments held by the Trustee for the payment of principal of, interest on, or premium, if any, on the Bonds) when

                  (a) all fees and expenses of the Trustee and any paying agent shall have been paid or provided for;

                  (b) the Municipality and the Company shall have performed all of their obligations under the Loan Agreement, the Note and this Indenture;

                  (c) there shall have been deposited with the Trustee either moneys in an amount which shall be sufficient without reinvestment, or direct noncallable obligations of the United States of America the principal of and the interest on which when due without reinvestment will provide moneys which, together with the moneys, if any, deposited with the Trustee, shall be sufficient, to pay when due the principal or redemption price, if applicable, and interest due and to become due on the Bonds prior to the redemption date or maturity date thereof, as the case may be; provided, that if any Bonds are to be redeemed prior to the maturity thereof, notice of such redemption shall have been duly given or arrangement satisfactory to the Trustee shall have been made for notice, or waiver of notices satisfactory in form to the Trustee shall have been filed with the Trustee; and

                  (d) the Trustee shall have received an opinion of Bond Counsel addressed to the Trustee to the effect that such actions shall not cause the interest on the Bonds to become includable under Section 103 of the Code in the gross income of the Holders thereof for federal income tax purposes.

         Notwithstanding anything herein to the contrary, in the event that the principal and/or interest due on the Bonds shall be paid by MBIA pursuant to the Municipal Bond Insurance Policy, the Bonds shall remain Outstanding for all purposes, not be defeased or otherwise satisfied and not be considered paid by the Municipality, and the assignment and pledge of the Trust Estate and all covenants, agreements and other obligations of the Municipality to the
Bondholders shall continue to exist and shall run to the benefit of MBIA, and MBIA shall be subrogated to the rights of such Bondholders.

         Section 1302. Application of Trust Money. All money or direct obligations of the United States of America deposited with or held by the Trustee pursuant to Section 1301 hereof shall be held in trust for the Holders of the Bonds, and applied by it, in accordance with the provisions of the Bonds and this Indenture, to the payment, either directly or through any paying agent, to the persons entitled thereto, of the principal and premium, if any, and interest on the Bonds for whose payment the money has been deposited with the Trustee. Any income or interest earned by, or increment to, the investments held under Section 1301 hereof shall to the extent not required for the purposes of this Section 1302, be transferred to the Bond Fund.

         Section 1303. Consents, etc., of Bondholders. Any consent, request, direction, approval, objection or other instrument required by this Indenture to be executed by the Bondholders may be in any number of concurrent writings and may be executed by the Bondholders in person or by agent appointed in writing. Proof of the execution of any such instrument or of the writing appointing any agent and of the ownership of Bonds, if made in the following manner, shall be sufficient for any of the purposes of this Indenture, and shall be conclusive in favor of the Trustee with regard to any action taken under such request or other instrument. The fact and date of the execution by any person of any such writing may be proved by the certificate of any officer in any jurisdiction who by law has power to take acknowledgments within such jurisdiction that the person signing such writing acknowledged before him the execution thereof, by affidavit of any witness to such execution.

         For all purposes of this Indenture and of the proceedings for the enforcement hereof, any such person shall be deemed to continue to be the Holder of such Bonds until the Trustee shall have received notice in writing to the contrary.

         In determining whether the holders of the required principal amount of Bonds outstanding have taken any action under this Indenture, Bonds owned by the Company or any person controlling, controlled by or under common control with the Company shall be disregarded and deemed not to be outstanding. In determining whether the Trustee shall be protected in relying on any such action, only Bonds which the Trustee knows to be so owned shall be disregarded. Any action, consent or other instrument shall be irrevocable and shall bind any subsequent owner of such Bond or any Bond delivered in substitution therefor.

         Section 1304. Parties Interested Herein. Nothing in this Indenture expressed or implied is intended or shall be construed to confer upon, or to give or grant to, any person or entity, other than the Company, the Trustee, MBIA, and the Bondholders, any right, remedy, or claim under or by reason of this Indenture or any covenant, condition or stipulation hereof, and all covenants, stipulations, promises and agreements in this Indenture contained by and on behalf of the Company shall be for the sole and exclusive benefit of the Company, the Trustee, MBIA, and the Bondholders.

         Section 1305. Severability. If any provision of this Indenture shall be held or deemed to be or shall, in fact, be inoperative or unenforceable as applied in any particular case in any jurisdiction or jurisdictions or in all jurisdictions, or in all cases because it conflicts with any other provision or provisions hereof or any constitution or statute or rule of public policy, or for any other reason, such circumstances shall not have the effect of rendering the provision in question inoperative or unenforceable in any other case or circumstance, or of rendering any other provision or provisions herein contained invalid, inoperative or unenforceable to any extent whatever.

         The invalidity of any one or more phrases, sentences, clauses or Sections in this Indenture shall not affect the remaining portions of this Indenture, or any part thereof.

         Section 1306. Notices. All notices, certificates, payments or other communications hereunder shall be sufficiently given and shall be deemed given when delivered or mailed by registered or certified mail, postage prepaid, or overnight express mail addressed as follows: if to the Municipality, at the City-County Building, Indianapolis, Indiana 46204, Attention of its Controller; if to the Company or to the Guarantor, at 1220 Waterway Boulevard, Indianapolis, Indiana 46202, Attention of its Chief Financial Officer; if to the Trustee, at 101 West Washington Street, Indianapolis, Indiana 46255, Attention of the Corporate Trust Department; and if to MBIA, at MBIA Insurance Corporation, 113 King Street, Armonk, New York 10504; or to such other addresses as may hereafter be furnished by notice.

         Section 1307. Trustee as Paying Agent and Registrar. The Trustee is hereby designated and agrees to act as principal paying agent and Bond Registrar for the Bonds.

         Section 1308. Counterparts. This Indenture may be executed in several counterparts, each of which shall be an original.

         Section 1309. Applicable Law. This Indenture shall be governed by and construed in accordance with the applicable laws of the State of Indiana.

         Section 1310. Holidays. If any date for the payment of principal of or premium or interest on the Bonds is not a Business Day, then such payment shall be due on the first Business Day thereafter and payment on such day shall be considered timely hereunder.

         Section 1311. Captions and Table of Contents. The captions herein and the Table of Contents are inserted only as a matter of convenience and do not in any way define, limit, construe or describe the scope or intent of this Indenture or any section thereof or in any other way affect this Indenture.


                                   ARTICLE XIV

                       Municipal Bond Insurance Provisions

         Section 1401. Notices. While the Municipal Bond Insurance Policy is in effect, the Company shall furnish to MBIA: (i) as soon as practicable after the filing thereof, a copy of any financial statement of the Company and the Guarantor and a copy of any audit and annual report of the Company or the Guarantor; (ii) a copy of any notice to be given to the Bondholders, including, without limitation, notice of any redemption of or defeasance of Bonds, and any certificate rendered pursuant to this Indenture relating to the security for the Bonds; and (iii) such additional information it may reasonably request.

         The Trustee shall notify MBIA of any failure of the Company to provide relevant notices, certificates, etc.

         If and to the extent the Trustee does not have sufficient funds on the date on which interest on or principal of the Bonds is due to make such interest or principal payments, the Trustee shall notify MBIA by telephone or telegraph (which notification shall be confirmed in writing sent to MBIA by registered or certified mail). In the event of such notification and thereafter on the date on which interest on or principal of the Bonds is due, the Trustee does receive sufficient funds to make such interest or principal payments in whole or in part, the Trustee shall so notify MBIA in the same manner (and shall confirm such notification in the same manner).

         If the Trustee has notice that any Bondholder has been required to disgorge payments of principal or interest on the Bonds to a trustee in bankruptcy or creditors or others pursuant to a final judgment by a court of competent jurisdiction that such payment constitutes an avoidable preference to such Bondholder within the meaning of any applicable bankruptcy laws, then the Trustee shall notify MBIA or its designee of such fact by telephone or telegraphic notice, confirmed in writing by registered or certified mail.

         The Trustee is hereby irrevocably designated, appointed, directed and authorized to act as attorney-in-fact for the Bondholders, as follows:

                                    (i)  If  and  to  the  extent   there  is  a
                  deficiency in amounts required to pay interest on the Bonds, the Trustee shall (a) execute and deliver to State Street bank and Trust Company, N.A., or its successors under the Insurance Policy, in form satisfactory to the Insurance Trustee, an instrument appointing the Insurer as agent for such Holders in any legal proceeding related to the payment of such interest and an assignment to the Insurer of the claims for interest to which such deficiency relates and which are paid by the Insurer; (b) receive as designee of the respective Holders (and not as Trustee) in accordance with the tenor of the Insurance Policy payment from the Insurance Trustee with respect to the claims for interest so assigned; and (c) disburse the same to such respective Holders; and

                                    (ii) If and to the extent of a deficiency in
                  amounts required to pay principal of the Bonds, the Trustee shall (a) execute and deliver to the Insurance Trustee in form satisfactory to the Insurance Trustee an instrument appointing the Insurer as agent for such Holder in any legal proceeding relating to the payment of such principal and an assignment to the Insurer of any of the Bonds surrendered to the Insurance Trustee of so much of the principal amount thereof as has not previously been paid or for which moneys are not held by the Insurer and available for such payment (but such assignment shall be delivered only if payment from the Insurance Trustee is received); (b) receive as designee of the respective Holders (and not as Insurer) in accordance with the tenor of the Insurance Policy payment therefor from the Insurance Trustee; and (c) disburse the same to such Holders.

         Payments with respect to claims for interest on and principal of Bonds disbursed by the Trustee from proceeds of the Insurance Policy shall not be considered to discharge the obligation of the Company with respect to such Bonds, and the Insurer shall become the owner of such unpaid Bonds and claims for the interest in accordance with the tenor of the assignment made to it under the provisions of this subsection or otherwise.

         Irrespective of whether any such assignment is executed and delivered, the Municipality and the Trustee hereby agree for the benefit of the Insurer that they recognize that to the extent the Insurer makes payments, directly or indirectly, on account of principal of or interest on the Bonds, the Insurer will be subrogated to the rights of such Holders to receive the amount of such principal and interest from the Municipality, with interest thereon as provided and solely from the sources stated in this Indenture and the Bonds. They will accordingly pay to the Insurer the amount of such principal and interest (including principal and interest recovered under subparagraph (ii) of the first paragraph of the Insurance Policy, which principal and interest shall be deemed past due and not to have been paid), with interest thereon as provided in this Indenture and the Bonds, but only from the sources and in the manner provided herein for the payment of principal of and interest on the Bonds to Holders, and will otherwise treat the Insurer as the owner of such rights to the amount of such principal and interest.

         The Company will permit MBIA to discuss the affairs, finances and accounts of the Company or any information MBIA may reasonably request regarding the security for the Bonds with appropriate officers of the Company. The Trustee or the Company, as appropriate, will permit MBIA to have access to and make copies of all books and records relating to the Bonds at any reasonable time.

         Notwithstanding any other provision of this Indenture to the contrary, the Trustee shall immediately notify MBIA if at any time there are insufficient moneys to make any payments of principal and/or interest as required and immediately upon the occurrence of any Event of Default hereunder.

         Section 1402. Consent of MBIA. Any provision of this Indenture expressly recognizing or granting rights in or to MBIA may not be amended in any manner which affects the rights of MBIA hereunder without the prior written consent of MBIA.

         Unless otherwise provided in this Section, MBIA's consent shall be required in addition to Bondholder consent, when required, for the following purposes: (i) execution and delivery of any supplemental indenture or any amendment, supplement or change to or modification of the Loan Agreement; (ii) removal of the Trustee and selection and appointment of any successor trustee; and (iii) initiation or approval of any action not described in (i) or (ii) above which requires Bondholder consent.

         Section 1403. Effectiveness of Rights of MBIA to Consent or Direct Actions. All rights granted MBIA hereunder to direct or consent to actions to be taken under any provision of this Indenture shall be effective only if MBIA shall, at the time thereof, be in compliance with its payment obligations under the Municipal Bond Insurance Policy.

         Section 1404. Trustee to Consider Effect on Bondholders of Actions Taken Pursuant to Indenture as if There Were No Municipal Bond Insurance. Notwithstanding any other provision of this Indenture, in determining whether the rights of the Bondholders will be adversely affected by any action taken pursuant to the terms and provisions of this Indenture, the Trustee shall consider the effect on the Bondholders as if there were no Municipal Bond Insurance Policy.

         Section 1405. MBIA as Third-Party Beneficiary. To the extent that this Indenture confers upon or gives or grants to MBIA any right, remedy, or claim under or by reason of this Indenture, MBIA is hereby explicitly recognized as being a third-party beneficiary hereunder and may enforce any such right, remedy or claim conferred, given, or granted hereunder.

          [This page intentionally left blank. Signature pages follow.]

         IN WITNESS WHEREOF, INDIANAPOLIS WATER COMPANY, has caused these presents to be signed in its name and behalf and attested by its duly authorized officers and the City of Indianapolis Indiana, has caused these presents to be signed in its name and behalf by its Mayor and its corporate seal to be hereunto affixed and attested by its Clerk and, to evidence its acceptance of the Trusts hereby created, National City Bank of Indiana of Indianapolis has caused these presents to be signed in its name and behalf by a duly authorized Vice President and Trust Officer, its official seal to be hereunto affixed, and the same to be attested by one of its duly authorized officers, all as of the day and year first above written.

                                               INDIANAPOLIS WATER COMPANY


                                               By   /s/ Joseph R. Broyles
                                                    Joseph R. Broyles, President

/s/ John M. Davis
John M. Davis, Secretary


                                               THE CITY OF INDIANAPOLIS


                                               By   /s/ Stephen Goldsmith
(SEAL)                                              Stephen Goldsmith, Mayor

ATTEST:

  /s/ Suellen Hart
Suellen Hart, Clerk


                                               NATIONAL CITY BANK OF INDIANA


(SEAL)                                         By  /s/Authorized Vice President,

ATTEST:                                        Vice President



/s/  Trust Officer, Trust Officer


STATE OF INDIANA  )
                                    )  SS:
COUNTY OF                           )

         Before me, the undersigned, a Notary Public in and for the State of Indiana, personally appeared David A. Kelly and John M. Davis personally known to me to be the Vice President and Secretary of Indianapolis Water Company, who, after being first duly sworn, acknowledged that they as such officers, being authorized to do so, executed the foregoing Indenture of Trust for and on behalf of said Corporation.

         WITNESS MY HAND and Notarial Seal this _____ day of _______________, 1998.

                                                       -------------------------
                                  Notary Public

                                                  ------------------------------
I am a resident of                                         (Printed Name)
____________ County, Indiana


My Commission Expires:
----------------------

STATE OF INDIANA  )
                                    )  SS:
COUNTY OF                           )

                  Before me, the undersigned, a Notary Public in and for the State of Indiana, personally appeared Stephen Goldsmith and Suellen Hart personally known to me to be the Mayor and Clerk of the City of Indianapolis, who, after being first duly sworn, acknowledged that they as such officers, being authorized to do so, executed the foregoing Indenture of Trust for and on behalf of said City.

         WITNESS MY HAND and Notarial Seal this _____ day of _______________, 1998.

                                                       -------------------------
                                  Notary Public

                                                  ------------------------------
I am a resident of                                          (Printed Name)
____________ County, Indiana


My Commission Expires:
----------------------

STATE OF INDIANA  )
                                    )  SS:
COUNTY OF                           )

         Before me, the undersigned, a Notary Public in and for the State of Indiana, personally appeared _______________________________________________
personally  known to me to be the  _________________________________________  of
National City Bank of Indiana, who, after being first duly sworn, acknowledged that as such officers, being authorized to do so, executed the foregoing Indenture of Trust for and on behalf of said Company.

         WITNESS MY HAND and Notarial Seal this _____ day of _______________, 1998.

                                                       -------------------------
                                  Notary Public

                                                  ------------------------------
I am a resident of                                          (Printed Name)
____________ County, Indiana
My Commission Expires:
----------------------


















     This instrument was prepared by Theodore J. Esping, Baker & Daniels, 300 North Meridian Street, Suite 2700, Indianapolis, Indiana 46204.

                                                          EXHIBIT A TO INDENTURE




                            [FORM OF REGISTERED BOND]



                            UNITED STATES OF AMERICA
                                STATE OF INDIANA
                              CITY OF INDIANAPOLIS

                           ECONOMIC DEVELOPMENT WATER
                 FACILITIES REFUNDING REVENUE BOND, SERIES 1998
                      (INDIANAPOLIS WATER COMPANY PROJECT)
                                     NO. R-_

INTEREST   MATURITY                 AUTHENTICATION
  RATE       DATE                        DATE                            CUSIP

 ____%   JULY 15, 2028

REGISTERED OWNER:  ______________________________

PRINCIPAL AMOUNT:  ______________________________

         The City of Indianapolis, Indiana (the "Municipality"), for value received, promises to pay in lawful money of the United States of America to the Registered Owner (named above) or registered assigns, on the Maturity Date set forth above unless this Bond shall have previously been called for redemption and payment of the redemption price made or provided for but solely from the payments under the Loan Agreement and on the Note described below and not otherwise, upon surrender hereof, the principal sum set forth above and to pay interest on the principal amount remaining unpaid from time to time in like money, but solely from the payments under the Loan Agreement and on the Note described below, at the rate per annum set forth above, payable semiannually on July 15 and January 15 of each year commencing January 15, 1999, until payment of such principal amount, or provision for that payment, shall have been made upon redemption or at maturity including, to the extent permitted by law, interest on overdue interest at such rate. This Bond shall bear interest (computed on the basis of a year of 360 days consisting of 12 months of 30 days each) from July 15, 1998.

         The principal of and premium, if any, and interest payable upon redemption, are payable at the principal corporate trust office of National City Bank of Indiana, as Trustee (the "Trustee") in the City of Indianapolis,
Indiana, or at the principal office of any successor Trustee or additional paying agent appointed under the Indenture described below. Payment of the interest on this Bond on any interest payment date shall be made to the person appearing on the Bond registration books of the Trustee on the Record Date as the registered owner and shall be paid by check or draft mailed on the interest payment date to the registered owner at the address on such registration books (or at any other address furnished to the Trustee in writing by the holder) without any presentation of this Bond, or, at the written election of the registered owner of $500,000 or more in aggregate principal amount of Bonds delivered to the Trustee at least one Business Day prior to the Record Date for which such election will be effective, by wire transfer to the registered owner or by deposit into the account of the registered owner if such account is maintained by the Trustee. Payment of the principal of this Bond shall be made upon presentation and surrender of this Bond as the same shall become due and payable. If any date for the payment of the principal of or premium or interest on this Bond is not a Business Day (as such term is defined in the Indenture), then such payment shall be due on the first Business day thereafter.

         This Bond is one of the Bonds being issued under the Indenture (as described herein) in the aggregate principal amount of $10,000,000 to provide for the discharge and termination of all liabilities and obligations of Indianapolis Water Company, an Indiana corporation (the "Company"), relating to or connected with the 7-7/8% City of Indianapolis, Indiana, Economic Development Water Facilities Revenue Bonds, Series 1989 (Indianapolis Water Company Project). The proceeds from the sale of the Bonds will be loaned to the Company under a Loan Agreement dated as of July 15, 1998 (the "Loan Agreement") between the Company and the Municipality and the Company will give its Promissory Note (the "Note") to evidence the Company's obligation to repay the loan.

         The Bonds are issued under and secured by an Indenture of Trust dated as of July 15, 1998 (the "Indenture"), executed and delivered by the Municipality and the Company to National City Bank of Indiana, Indianapolis, as Trustee. Under the Indenture, the Municipality assigns the Note and its rights under the Loan Agreement (except the right to receive payment for its expenses, the right to receive indemnities and rights relating to any amendment of the Loan Agreement) to the Trustee. In addition, the principal of, premium, if any, and interest on the Bonds are guaranteed by IWC Resources Corporation, an Indiana corporation. Reference is made to the Indenture and to all indentures supplemental thereto for a description of the nature and extent of the rights, duties and obligations of the Municipality, the Company and the Trustee, the rights of the holders of the Bonds, and the terms on which the Bonds are issued and to all the provisions of which the holder hereof by the acceptance of this Bond assents.

         This Bond is transferable by the registered holder at the principal corporate trust office of the Trustee in Indianapolis, Indiana, but only in the manner, subject to the limitations and upon payment of the charges provided in the Indenture and upon surrender and cancellation of this Bond.

         The Bonds are issuable as fully registered Bonds in denominations of $5,000 and any whole multiple thereof. Subject to the limitations and upon payment of the charges provided in the Indenture, fully registered Bonds may be exchanged for an equal aggregate principal amount of fully registered Bonds of any denomination or denominations authorized by the Indenture.

         The Municipality and the Trustee may treat the registered holder of this Bond as the absolute owner for the purpose of receiving payment of or on account of principal, premium, if any, and interest due hereon and for all other purposes and neither the Municipality nor the Trustee nor any paying agent shall be affected by any notice to the contrary.

         The Bonds are subject to mandatory redemption in whole (or in part as provided below) upon a Determination of Taxability (as defined in the
Indenture). When so called for redemption, the Bonds shall be subject to redemption by the Municipality at a redemption price of 100% of the principal amount thereof outstanding plus accrued interest to the redemption date.

         Fewer than all the Bonds may be redeemed if redemption of fewer than all would result in the interest payable on the Bonds remaining outstanding being not includible in the gross income for federal income tax purposes of any owner other than a "substantial user" or "related person." If fewer than all Bonds are redeemed, the Trustee will select the Bonds to be redeemed by lot as provided in the Indenture or by such other method acceptable to the Trustee.

         On July 15 of each year commencing July 15, 2000, the Trustee will, upon the death of any registered owner, redeem any Bond held by such registered owner following presentation for redemption as described below by such registered owner's personal representative or surviving joint tenant(s), subject to the limitation that in any 12-month period the Trustee shall not be obligated to redeem Bonds pursuant to this paragraph to the extent that the aggregate principal amount of Bonds so subject to redemption, together with the aggregate principal amount of Town of Fishers, Indiana Economic Development Water
Facilities Refunding Revenue Bonds, Series 1998 (Indianapolis Water Company Project) (the "1998 Fishers Bonds") subject to redemption by reason of the death of any registered owner of 1998 Fishers Bonds exceeds $800,000, or the Bonds of any registered owner so tendered for redemption, together with the registered owners 1998 Fishers Bonds tendered for redemption by reason of the death of such registered owner, is in excess of the aggregate principal amount of $25,000. The Bonds subject to redemption as described above may be presented for redemption by delivering to the Trustee within two years of the death of the registered owner (i) a written request for redemption in form satisfactory to the Trustee, signed by the personal representative or surviving joint tenant(s) of the registered owner, (ii) the Bond(s) to be redeemed, (iii) appropriate evidence of death and ownership of such Bond(s) at the time of death, and (iv) appropriate evidence of the authority of such personal representative or surviving joint tenant(s). In order for Bonds to be eligible for redemption on any July 15, such Bonds must be presented for redemption in full compliance with the provisions set forth above, prior to May 15 next preceding such July 15. The Bonds presented for redemption prior to maturity will be redeemed in the order of their receipt by the Trustee. Any Bonds not redeemed in any such period because of the individual $25,000 limitation or the aggregate $800,000 limitation, will be held in the order described above for redemption on the July 15 in succeeding years until redeemed. Any such redemption shall be at a price equal to 100% of the principal amount of the Bonds so to be redeemed, plus accrued interest to the redemption date.

         The death of a person who, during his or her lifetime, was entitled to substantially all of the beneficial interest of ownership of a Bond will be deemed the death of a registered owner, regardless of the registered owner, if such beneficial interest can be established to the satisfaction of the Trustee. Such beneficial interest shall be deemed to exist in typical cases of street name or nominee ownership, ownership under the Uniform Transfers to Minors Act, community property or other joint ownership arrangements between the husband and wife, and trust and certain other arrangements where one person has substantially all of the beneficial ownership interest in the Bond during his or her lifetime. In the case of Bonds registered in the name of banks, trust companies or broker-dealers who are members of a national securities exchange or the National Association of Securities Dealers, Inc. ("Qualified Institutions"), the redemption limitations described above apply to each beneficial owner of Bonds held by any Qualified Institution. In connection with the redemption request, such Qualified Institution must submit evidence, satisfactory to the Trustee, that it holds the Bonds subject to request on behalf of such beneficial owner and must certify the aggregate amount of redemption requests made on behalf of such beneficial owner.

         The Bonds are also subject to redemption (at the election of the Company) prior to stated maturity in whole or in part on any interest payment date on or after July 15, 2005. The redemption price for any such redemption shall be the amount determined from the table below (expressed as a percentage of the principal amount of the Bonds or portions thereof so redeemed), plus accrued interest to the redemption date:

REDEMPTION PERIOD (BOTH DATES INCLUSIVE)             REDEMPTION PRICE

July 15, 2005 through July 14, 2006                        102%
July 15, 2006 through July 14, 2007                        101%
July 15, 2007 and thereafter                               100%


         If less than all Bonds at the time outstanding are to be called for redemption, the particular Bonds or portions thereof to be redeemed shall be selected by the Trustee by lot or by such other random means as the Trustee shall determine in its discretion. Bonds of denominations greater than $5,000 may be called for redemption, in part, in multiples of $5,000.

         If any of the Bonds are called for redemption, a notice of the call for redemption identifying the Bonds to be redeemed will be mailed by registered or certified mail at least thirty days but no more than sixty days prior to the date fixed for redemption to the registered owner at the address shown on the registration books, provided that failure to give this notice by mailing, or any defect in the notice, shall not affect the validity of any proceedings for the redemption of any other Bonds or portions thereof. All Bonds called for redemption will cease to bear interest on the specified redemption date, provided funds for redemption are on deposit at the place of payment at that time and all other requirements relating to redemption as set forth in the Indenture are satisfied, and shall no longer be protected by the Indenture and shall not be deemed to be outstanding under the provisions of the Indenture.

         The Bonds are issued pursuant to and in full compliance with the Constitution and laws of the State of Indiana, particularly IC 5-1-5, IC 36-7-11.9 and IC 36-7-12 and pursuant to an Ordinance adopted by the City County Council of the Municipality on the ____ day of June, 1998. THIS BOND AND THE ISSUE OF WHICH IT FORMS A PART ARE LIMITED OBLIGATIONS OF THE MUNICIPALITY AND ARE PAYABLE SOLELY AND ONLY FROM REVENUES AND RECEIPTS DERIVED FROM THE LOAN AGREEMENT AND THE NOTE. THE BONDS SHALL NOT IN ANY RESPECT BE A GENERAL OBLIGATION OF AN INDEBTEDNESS OF, OR CONSTITUTE A CHARGE AGAINST THE GENERAL CREDIT OF THE CITY OF INDIANAPOLIS, INDIANA, THE STATE OF INDIANA OR ANY POLITICAL SUBDIVISION THEREOF, AND THEY SHALL NOT BE PAYABLE IN ANY MANNER FROM FUNDS RAISED BY TAXATION. Payments sufficient for the prompt payment when due of the principal of and premium, if any, and interest on the Bonds are to be paid to the Trustee for the account of the Municipality and deposited into the Bond Fund created under the Indenture.

         The holder of this Bond shall have no right to enforce the provisions of the Indenture or to take any action with respect to any Event of Default under the Indenture, or to institute, appear in or defend any suit or other proceedings with respect thereto, except as provided in the Indenture. In certain events, as provided in the Indenture, the principal of all outstanding Bonds may become or may be declared due and payable before the stated maturity. Modifications or alterations of the Indenture may be made only to the extent and in the circumstances permitted by the Indenture.

         In the event of default in the payment of principal or interest hereon or if any Event of Default as defined in the Indenture occurs, the unpaid principal of this Bond may be declared or may become immediately due in the manner and with the effect and subject to the conditions provided therein. If any payment of principal of and premium, if any, and interest on this Bond shall not be paid when due, the Municipality shall pay to the holder of this Bond, but solely from payments under the Loan Agreement and the Note, interest on such unpaid obligations (to the extent permitted by law) at a per annum rate of interest equal to the per annum rate then in effect on the Bonds.

         Municipal Bond Insurance Policy No. _________ (the "Policy") with respect to payments due for principal of and interest on this Bond has been issued by ____________________. The Policy has been delivered to _________________________, as the Insurance Trustee under said Policy and will be held by such Insurance Trustee or any successor insurance trustee. The Policy is on file and available for inspection at the principal office of the Insurance Trustee and a copy thereof may be secured from _______________ or the Insurance Trustee. All payments required to be made under the Policy shall be made in accordance with the provisions thereof. The owner of this Bond acknowledges and consents to the subrogation rights of _______________ as more fully set forth in the Policy.

         It is hereby certified, recited and declared that all acts, conditions and things required to exist, happen and be performed precedent to and in the execution and delivery of the Indenture and the issuance of this Bond do exist, have happened and have been performed in due time, form and manner as required by law; and that the issuance of this Bond, and the issue of which it forms a part, together with all other obligations of the Municipality, do not exceed or violate any constitutional or statutory limitation.

         This  Bond  shall  not be valid or  obligatory  for any  purpose  or be
entitled  to  any  benefit  under  the  Indenture   until  the   certificate  of
authentication on this Bond shall have been executed by the Trustee.

         IN WITNESS WHEREOF, the Municipality has caused this Bond to be executed under its corporate seal.

                                            City of Indianapolis, Indiana


                                            By: ____________________________
                                                       Mayor

                                            Attest: ________________________
                                                       Clerk




                     TRUSTEE'S CERTIFICATE OF AUTHENTICATION

         This Bond is one of the Bonds described in the Indenture.

                                            NATIONAL CITY BANK OF INDIANA
                                             as Trustee


                                            By: _____________________________
                                                  Authorized Representative

         The following abbreviations, when used in the inscription of the face of the within Bond, shall be construed as though they were written out in full according to applicable laws or regulations.

                           TEN COM          as tenants in common

                           TEN ENT          as tenants by the entireties

                           JT TEN           as joint tenants with right of survivorship and not as tenants in common


UNIF TRANF MIN ACT _____________            Custodian _______________
                       (Cust)                              (Minor)

                      under Uniform Transfers to Minors Act

                             ---------------------
                                     (State)

         Additional abbreviations may also be used though not in list above.

                                   ASSIGNMENT


         For value received, the undersigned hereby sells, assigns and transfers unto ____________________ [PLEASE INSERT SOCIAL SECURITY OR OTHER IDENTIFYING NUMBER OF ASSIGNEE: __________________] the within Bond of the City of Indianapolis, Indiana and all rights thereunder and does hereby irrevocably constitute and appoint _______________ attorney to transfer such Bond on the books kept for registration thereof, with full power of substitution in the premises.

Dated:

================================
   (Registered Owner)


NOTICE: The signature(s) to this assignment must correspond with the name as it appears upon the face of the within Bond in every particular, without alteration or enlargement or any change whatever.



Signature guaranteed:
--------------------------

NOTICE:  Signature(s) must  be guaranteed  by an  eligible guarantor institution
participating   in  a  Securities  Transfer  Association  recognized   signature
guarantee program.






                               [END OF BOND FORM]



SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NIPSCO Industries, Inc.

                                    (Registrant)


                                 -----------------------------------------------
                                 Stephen P. Adik
               Executive Vice President, Chief Financial Officer,
                                 Treasurer and Chief Accounting Officer



Date:  November 9, 1998

                                                                      EXHIBIT 23

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

               As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-Q, into NIPSCO Industries, Inc.'s previously filed Form S-8 Registration Statement No. 33-30619; Form S-8 Registration Statement No. 33-30621; Forms S-8 Registration Statement No. 333-08263; Form S-8 Registration Statement No. 333-19981; Form S-8 Registration Statement No. 333-19983; Form S-8 Registration Statement No. 333-19985; Form S-8 Registration Statement No. 333-59151; Form S-8 Registration Statement No. 333-59153; Form S-3 Registration Statement No. 333-22347; Form S-3 Registration Statement No. 333-26847; Form S-3 Registration Statement No. 333-39911, and Form S-4A Registration Statement No. 333-50537.





Chicago, Illinois
November 9, 1998