Form 10-K
period 1998-12-31
NIPSCO INDUSTRIES INC
filed 1999-03-29
CIK 823392

--------------------------------------------------------------------------------

                            NIPSCO INDUSTRIES, INC.

                                   FORM 10-K

                                      1998

801 E. 86th Avenue                                             BULK RATE
Merrillville, Indiana 46410-6272                           U.S. POSTAGE PAID
                                                                 NIPSCO

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              For the transition period from         to
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
             Common Shares                  New York, Chicago and Pacific
    Preferred Share Purchase Rights         New York, Chicago and Pacific
  Obligations Pursuant to Support                     New York
   Agreements with NIPSCO Capital
   Markets, Inc.
Corporate Premium Income Equity Securities            New York

Securities registered pursuant to Section 12(g) of the Act:
                                     None
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ---     ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  As of February 26, 1999, 117,565,614 Common Shares (not including 30,218,604 Common Shares held in treasury), were outstanding. The aggregate market value of the Common Shares (based upon the February 26, 1999 closing price of $25.938 on the New York Stock Exchange) held by nonaffiliates was approximately $3,023,748,754.88. This information reflects the two-for-one stock split which was paid February 20, 1998, to shareholders of record at the close of business on January 30, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the NIPSCO Industries, Inc. 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report.
  Portions of the Notice of Annual Meeting and Proxy Statement dated March 15, 1999 for the Annual Meeting to be held April 14, 1999 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART 1

Item 1. Business

                       OVERVIEW OF CONSOLIDATED BUSINESS

   NIPSCO Industries, Inc. (Industries) is an energy/utility-based holding company that provides electric energy, natural gas and water to the public through its seven wholly-owned regulated subsidiaries (Utilities): Northern Indiana Public Service Company (Northern Indiana), Kokomo Gas and Fuel Company (Kokomo Gas), Northern Indiana Fuel and Light Company, Inc. (NIFL), Crossroads Pipeline Company (Crossroads), Indianapolis Water Company (IWC), Harbour Water Corporation (Harbour) and Liberty Water Company (Liberty). Industries' regulated gas and electric subsidiaries (Northern Indiana, Kokomo Gas, NIFL and Crossroads) are referred to as "Energy Utilities", and its regulated water subsidiaries (IWC, Harbour and Liberty) are referred to as "Water Utilities".

   Industries also provides non-regulated energy/utility-related services including gas marketing, power generation, gas transmission, supply and storage, installation, repair and maintenance of underground pipelines, utility line locating and marking, and related products targeted at customer segments principally through the following wholly-owned subsidiaries: NIPSCO Development Company, Inc. (Development), NI Energy Services, Inc. (Services), Primary Energy, Inc. (Primary), Miller Pipeline Corporation (Miller), and SM&P Utility Resources, Inc. (SM&P). These subsidiaries are referred to collectively as "Products and Services". NIPSCO Capital Markets, Inc. (Capital Markets) is a wholly-owned subsidiary of Industries that handles financing requirements for certain subsidiaries of Industries (excluding Northern Indiana).

   In February 1999, Industries completed its acquisition of Bay State Gas Company (Bay State) in a stock-for-stock transaction valued at $40 per Bay State share. The transaction is valued at approximately $551 million. Bay State shareholders had the option of exchanging their shares of Bay State stock for cash, up to an aggregate sum of equal to 50% of the total purchase price (and exercised this option with respect to approximately 43% of the total purchase price). Bay State, one of the largest natural gas utilities in New England, provides natural gas distribution services to more than 300,000 customers in Massachusetts, New Hampshire and Maine. The combined company is the tenth largest local natural gas distribution company in the nation, servicing more than one million gas customers.

   On February 9, 1999, Industries agreed to acquire TPC Corporation, a natural gas marketing and storage company. Houston-based TPC Corporation, a wholly-owned subsidiary of PacifiCorp., holds a 66% ownership stake in Market Hub Partners, L.P., which stores natural gas in salt caverns. Services currently owns approximately 12% of Market Hub Partners, L.P. The transaction is expected to close in March or April 1999.

   See "Segments of Business" in the Notes to Consolidated Financial Statements and "Selected Supplemental Information" in the 1998 Annual Report to Shareholders regarding financial information about industry segments and classes of customers served (see Exhibit 13).

                      ELECTRIC, GAS AND WATER OPERATIONS

Electric Operations. Northern Indiana, Industries' largest and dominant subsidiary, is a public utility operating company incorporated in Indiana on August 2, 1912 that supplies natural gas and electric energy to the public. It operates in 30 counties in the northern part of Indiana, serving an area of about 12,000 square miles with a population of approximately 2.2 million. At December 31, 1998, Northern Indiana served approximately 420,900 customers with electricity.

   Northern Indiana owns and operates four coal-fired electric generating stations with net capabilities of 3,179,000 kilowatts (kw), two hydroelectric generating plants with net capabilities of 10,000 kw and four gas-fired combustion turbine generating units with net capabilities of 203,000 kw for a total system net capability of 3,392,000 kw. During the year ended December 31, 1998, Northern Indiana generated 93.3% and purchased 6.7% of its electric requirements.

   Northern Indiana's 1998 electric control area peak load (the highest level of electrical utility usage in the control area) of 3,100,160 kw was set on July 21, 1998. Northern Indiana's electric control area includes Northern Indiana, Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency (IMPA). Northern Indiana's all-time electric control area peak load of 3,161,200 kw was set on July 14, 1995. Northern Indiana's 1998 internal peak load, which excludes WVPA and IMPA, of 2,810,530 kw was set on June 29, 1998. Northern Indiana's all-time internal peak load of 2,888,450 kw was set on August 6, 1996.

   Northern Indiana's electric system is interconnected with the systems of American Electric Power, Commonwealth Edison Company (ComEd), Cinergy Services, Inc., Consumers Energy and Ameren Services Corporation, formerly Central Illinois Public Service Company. Electric energy is purchased from, sold to, or exchanged with various other utilities and power marketers under Northern Indiana's power sales and open access transmission tariffs.

   Northern Indiana provides WVPA with transmission and distribution service, operating reserve requirements and capacity deficiency service, and provides IMPA with transmission service, operating reserve requirements and capacity deficiency service in Northern Indiana's control area. Northern Indiana also engages in sales and services under interconnection agreements with WVPA and IMPA.

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

   Northern Indiana serves the Town of Argos as a full requirement customer and provides network integration service to seven municipal wholesale customers.

   Northern Indiana is a member of the East Central Area Reliability Coordination Agreement (ECAR). ECAR is one of nine regional electric reliability councils established to coordinate planning and operations of member electric utilities regionally and nationally.

   Fuel Supply. The generating units of Northern Indiana are located at Bailly, Mitchell, Michigan City and Schahfer Generating Stations. Northern Indiana's 13 steam generating units have a net capability of 3,179,000 kw. Coal is the primary source of fuel for all units except for three, which utilize natural gas. In addition, Northern Indiana's four combustion turbine generating units with a net capability of 203,000 kw are fired by gas. Fuel requirements for Northern Indiana's generation for 1998 were supplied as follows:

      Coal................................................................ 97.5%
      Natural Gas.........................................................  2.5%

   In 1998, Northern Indiana used approximately 8.8 million tons of coal at its generating stations. Northern Indiana has established a normal level of coal stock that is expected to provide adequate fuel supply during the year under all conditions.

   Annual coal requirements for Northern Indiana's electric generating units through 2002 are estimated to range from 9.7 million tons to 10.2 million tons, depending from year to year upon anticipated sales levels, scheduled maintenance and other variables. These requirements are being met or will be met in part under long-term contracts as follows:

      Millions                         Sulfur
      tons/Year                        Content                                           Expiration
      ---------                        -------                                           ----------
      1.3(a)                            Low                                                 2001
      1.25                              Low                                                 1999
      1.6(b)                            Low                                                 2002
       .864(c)                          Low                                                 2002
      1.0(d)                            Low                                                 2001
       .5(e)                            Low                                                 2000
      1.0(f)                            High                                                2002
      0.75(g)                           High                                                2001
      0.375                             High                                                1999

--------
(a) 1.5 million tons in 1999, 0.4 million tons in 2001.
(b) Tentative new contract, 0.7 million tons in 1999, plus or minus 10% 2000, 2001 and 2002, option years in 2001 and 2002, Northern Indiana can terminate 12/31/2000.
(c) 0.432 million tons in 1999.
(d) Plus or minus 20%, 1.2 million tons in 1999.
(e) Option year in 2000, seller can terminate 12/31/1999.
(f) Plus or minus 25%, 1.37 million tons in 1999. Plus or minus 25%, 1.0 million tons thereafter. Option years in 2001 and 2002, Northern Indiana can terminate 12/31/2000 or 12/31/2001.
(g) 0.5 million tons in 1999.

   The average cost of coal consumed in 1998 was $26.83 per ton, or 1.50 cents per kilowatt-hour (kwh) generated as compared to $27.42 per ton or 1.54 cents per kwh generated in 1997.

   Coal Reserves. Included in the previous table of coal contracts is a coal mining contract with Cyprus Shoshone Coal Corporation (Cyprus) under which Cyprus is mining Northern Indiana's coal reserves in the Cyprus mine through the year 2001. The costs of such reserves are being recovered through the rate-making process as such coal reserves are used to produce electricity.

   NESI Power Marketing Inc. (NPMI). NPMI was involved in wholesale power trading activities in 1998, although it ceased active business operations in March 1998. During 1998, NPMI had sales of approximately 12.4 million megawatt hours (mwh).

   Fuel Adjustment Clause. Northern Indiana may in some instances adjust metered electric rates through a fuel adjustment clause to reflect changes in fuel costs. See "Summary of Significant Accounting Policies--Fuel Adjustment Clause" in the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders (see Exhibit 13).

Gas Operations.

   Northern Indiana. At December 31, 1998, Northern Indiana served approximately 671,200 customers with gas. Northern Indiana supplies natural gas of about 1,000 British thermal units (Btu) per cubic foot. In a 24-hour period ended December 22, 1998, Northern Indiana's 1998 maximum day send-out (the maximum amount of gas delivered through Northern Indiana's distribution system to its end use customers) was 1.4 million dekatherms (dth). Northern Indiana's total gas send-out for 1998 was 288.6 million dth, compared to 292.6 million dth in 1997.

   Agreements have been negotiated with natural gas suppliers to replace former pipeline supplier contracts pursuant to the requirements of the Federal Energy Regulatory Commission (FERC) Order No. 636 (see "FERC Order No. 636" in the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders (see Exhibit 13)). Northern Indiana also has producer agreements which allow for the purchase of gas either from gas marketers or producers.

   Northern Indiana has firm transportation agreements with pipelines, which allow Northern Indiana to move its gas through the pipelines' transmission systems. In 1998, all of the gas supplied by Northern Indiana was transported by ANR Pipeline Company (ANR), Crossroads Pipeline Company (Crossroads), Midwestern Gas Transmission Company (Midwestern), Natural Gas Pipeline Company of America (Natural), Panhandle Eastern Pipe Line Company (Panhandle), Tennessee Gas Pipeline Company (Tennessee) and Trunkline Gas Company (Trunkline). The transportation rates of Crossroads and the transportation and storage rates of ANR, Midwestern, Natural, Panhandle, Tennessee and Trunkline to Northern Indiana are subject to change in accordance with rate proceedings filed with the FERC.

   Approximately 84% of Northern Indiana's 1998 gas supply was purchased on the spot market, generally on less than 30-day agreements. The average price per dth (including FERC Order No. 636 transition charges) in 1998 was $2.49, compared to $3.18 in 1997, and the average cost of purchased gas, after adjustment for transition charges billed to transport customers, was $2.48 per dth, as compared to $3.08 per dth in 1997.

   Northern Indiana has a curtailment plan (a plan which outlines service to be curtailed in the event of limited gas supply) that has been approved by the Indiana Utility Regulatory Commission (Commission). There were no firm sales curtailments in 1998 and none are expected during 1999.

   Northern Indiana operates an underground gas storage field at Royal Center, Indiana, which currently has a storage capacity of 6.75 million dth. Withdrawals have been made in the 1998-1999 winter of up to 94,308 dth per day. In addition, Northern Indiana has several gas storage service agreements which make possible the withdrawal of substantial quantities of gas from other storage facilities. All of the storage agreements have limitations on the volume and timing of daily withdrawals. These contracts provide in the aggregate for approximately 29.6 million dth of annual stored volume and allow for approximately 540,000 dth of maximum daily withdrawal.

   Northern Indiana has a liquefied natural gas plant in LaPorte County which is designed for peak shaving (which stores pipeline natural gas to supplement gas supply during periods of high demand) and has the following capacities: maximum storage of 4 million dth; maximum liquefaction rate (gas to liquid) of 20,000 dth per day; maximum vaporization rate (output to distribution system) of 300,000 dth per day.

   Kokomo Gas. Kokomo Gas is a public utility operating company incorporated in Indiana in 1917, that supplies natural gas to the public. It operates in the city of Kokomo, Indiana and the surrounding six counties having a population of approximately 100,000, and served approximately 33,800 customers at December 31, 1998. The Kokomo Gas service territory is contiguous to Northern Indiana's gas service territory.

   Kokomo Gas has a liquefied natural gas plant in Howard County with the following capacities: maximum storage of 400,000 thousand cubic feet (mcf); maximum liquefaction rate (gas to liquid) of 2,850 mcf per day; maximum vaporization rate (output to distribution system) of 30,000 mcf per day. Kokomo Gas also has a gas holder with a storage capacity of 12,000 mcf.

   Kokomo Gas' total gas send-out for 1998 was 7.4 million dth, compared to
8.7 million dth for 1997. Total transportation volumes for industrial customers in 1998 were 3.3 million dth, compared to 3.6 million dth in 1997. Kokomo Gas purchased gas under a term agreement from NESI Energy Marketing L.L.C., (NEM), a subsidiary of Services, to satisfy all of its system requirements in 1998.

   NIFL. NIFL is a public utility operating company incorporated in Indiana in 1906, that supplies natural gas to the public. Headquartered in Auburn, Indiana, it operates in five counties in the northeast corner of the state having a population of approximately 66,700, and served approximately 34,380 customers at December 31, 1998. The NIFL service territory is contiguous to Northern Indiana's gas service territory.

   NIFL's total gas send-out for 1998 was 11.0 million dth, compared to 10.8 million dth for 1997. Total transportation volumes for industrial customers in 1998 were 6.7 million dth, compared to 5.6 million dth in 1997. NIFL purchased gas on the spot market from a number of suppliers and also under term agreements from NI-TEX, Inc. (NI-TEX) and NESI Energy Marketing L.L.C. (NEM) to satisfy all of its system requirements in 1998.

   Crossroads. Crossroads is a natural gas pipeline company which was approved by FERC to operate as an interstate pipeline in May 1995. Crossroads owns and operates a 201-mile, 20-inch pipeline that extends from Schererville, Indiana, in the northwestern corner of the state, where it takes delivery from the interstate pipeline facilities of Natural Gas Pipeline Company of America, to Cygnet, Ohio, located in northwestern Ohio, where it interconnects with facilities owned by Columbia Gas Transmission Corporation. In December 1997, Crossroads announced plans to construct a 20-mile extension of its pipeline facility in Ohio to a point of interconnection with a unit of Consolidated Natural Gas Company. Construction is anticipated to begin in 2001.

   Gas Cost Adjustment Clause. Metered gas rates may be adjusted to reflect the cost of purchased gas, contracted gas storage and storage transportation charges. See "Summary of Significant Accounting Policies--Gas Cost Adjustment Clause" in the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders (see Exhibit 13).

Water Operations. The Water Utilities supply water for residential, commercial and industrial uses and for fire protection service in Indianapolis, Indiana and surrounding areas. The territory served by the Water Utilities covers an area of approximately 310 square miles in six counties of central Indiana and the Water Utilities served approximately 253,700 customers at December 31, 1998.

   The combined maximum daily capacity of the Water Utilities' treatment plants, together with the maximum daily capacity of the three primary well fields, is 235 million gallons per day (MGD). During 1998, the average daily consumption was 132 MGD and the maximum daily consumption was 192 MGD.

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

   The theoretical dependable supply from the three combined reservoirs including national stream flows represents approximately 63% of the total dependable supply available to IWC with the balance supplied by natural stream flow and wells. Wells constitute the source of supply for Harbour.

   The Water Utilities have aquifer protection plans for Geist and South Well Fields. Once fully developed, the Geist Well Field will produce 12 to 15 MGD while South Well Field will produce 40 to 50 MGD. The protection plans will guide the Water Utilities' development of these newest major sources of supply, and result in land use plans to protect the aquifer systems from potential contamination sources.

                 PRODUCTS AND SERVICES AND OTHER SUBSIDIARIES

IWCR. IWCR is a holding company for the Water Utilities and two other material subsidiaries. SM&P performs underground utility locating and marking services in Indiana and 6 other states. SM&P performed approximately 5.7 million locates and had operating income of $3.7 million for the period ending December 1998. Miller installs, repairs and maintains underground pipelines used in gas, water and sewer transmission and distribution systems. Operating income for Miller for the period ending December 1998 was $5.0 million.

Primary. Primary arranges energy-related projects for large energy-intensive facilities and has entered into certain commitments in connection with these projects. Primary offers expertise to large energy customers in managing the engineering, construction, operation and maintenance of these energy-related projects. Primary is the parent of the following material subsidiaries: Harbor Coal Company (Harbor Coal), North Lake Energy Corporation (North Lake), Lakeside Energy Corporation (LEC), Portside Energy Corporation (Portside), and Cokenergy, Inc. (CE).

   Harbor Coal has invested in a partnership to finance, construct, own and operate a $65 million pulverized coal injection facility which began commercial operation in August 1993. The facility receives raw coal, pulverizes it and delivers it to Ispat Inland, Inc. (Ispat) for use in the operation of its blast furnaces. Harbor Coal is a 50% partner in the project with an Ispat affiliate. Industries has guaranteed the payment and performance of the partnership's obligations under a sale and leaseback of a 50% undivided interest in the facility.

   North Lake has entered into a lease for the use of a 75-megawatt energy facility located at Ispat. The facility uses steam generated by Ispat to produce electricity which is delivered to Ispat. The facility began commercial operation in May 1996. Industries has guaranteed North Lake's obligations relative to the lease and certain obligations to Ispat relative to the project.

   LEC has entered into a lease for the use of a 161-megawatt energy facility located at USS Gary Works. The facility processes high-pressure steam into electricity and low-pressure steam for delivery to USX Corporation-US Steel Group. A fifteen-year tolling agreement with US Steel commenced on April 16, 1997 when the facility was placed in commercial operation. Capital Markets guarantees certain limited LEC obligations to the lessor.

   Portside built and now operates a 63-megawatt energy facility at the Midwest Division of National Steel Corporation (National), to process natural gas into electricity, process steam and heated water to be provided to National for a fifteen-year period. Portside has entered into a lease for use of the facility. Industries has guaranteed certain Portside obligations to the lessor. The facility began commercial operation on September 26, 1997.

   CE built and now operates an energy facility at Ispat's Indiana Harbor Works to scrub flue gases and recover waste heat from the coke facility constructed by Indiana Harbor Coke Company, LP (Harbor Coke) and to produce process steam and electricity from the recovered heat which is then delivered to Ispat. CE leases these facilities from a third party. CE has a fifteen-year service agreement and a related fifteen-year fuel supply agreement with ISPAT and Harbor Coke. Capital Markets guarantees certain CE obligations relative to the lease. Construction of the project began in January 1997 and the facility began commercial operation on October 1, 1998.

   Primary has advanced approximately $31.8 million and $107.2 million, at December 31, 1998 and December 31, 1997, respectively, to the lessors of the energy related projects discussed above.

   Primary is evaluating other potential projects with Northern Indiana customers as well as with potential customers outside of Northern Indiana's service territory. Projects under consideration include those which use industrial by-product fuels and natural gas to produce electricity.

Services. Services coordinates the energy-related diversification efforts of Industries. At December 31, 1998, Services had four active wholly-owned subsidiaries, and material investment interests in three limited liability entities and two partnerships.

   NESI Solutions, Inc. (Solutions) was formed on May 1, 1998, as the result of the merger between NESI Energy Services Company (NESCO) and Parkway Engineering and Distribution Company, Inc. (PEDCO). It provides energy solutions, which enhance competitiveness through cost reductions, modernizing infrastructure and improving cost accountabilities. It also markets energy efficient lighting and lighting solutions.

   NESI Energy Marketing L.L.C. NEM is a limited liability-company which provides natural gas sales and management services to industrial and commercial customers and is also engaged in natural gas marketing activities. NEM also provides gas supply to Northern Indiana, Kokomo Gas and NIFL under spot and/or term contracts. During 1998, NEM had sales of approximately 279.3 million dth.

   NESI Integrated Energy Resources, Inc. (NIERI) is a wholly-owned subsidiary of Services, is a retail gas marketing company involved in gas supply pilot programs in Indiana, Ohio, and Michigan, serving residential, commercial and light industrial customers.

   NIPSCO Security Services, Inc. (NIPSCO Security) is a provider of Security services to residential and commercial customers. Services sold the stock of NIPSCO Security to ADT in January 1999.

   Mid-Tex Gas Storage Company, L.L.P., of which Services owns 32%, operates a salt dome gas storage facility with an operating capacity of 5.7 Bcf.

   Canor Energy Ltd. (Canor) is a Canadian oil and gas exploration company in which Services owns $34%. As of December 31, 1998, Canor had invested $100.8 million in Canadian exploration and development projects with estimated proven reserves in gas equivalency of 110 Bcf of natural gas.

   NESI Energy Marketing Canada Ltd. (NEM Canada) is a bankrupt Canadian natural gas marketing company in which Services owns 70%, see "NESI Energy Marketing Canada Ltd. Litigation" in the Notes to Consolidated Financial Statements in the Annual Report to Shareholders (see Exhibit 13).

   Bristol Resources Production Company, L.L.C., (Bristol), is an oil and gas exploration and production company in which NIPSCO Fuel Company, Inc. owns 64%.

   Laredo-Nueces Pipeline Company, (Laredo-Nueces) is an intrastate pipeline in Texas in which Services owns 50%. Laredo-Neuces transported 6.5 Bcf of natural gas in 1998.

   Portland Natural Gas Transmission System (PNGTS) is a 292 mile pipeline being developed in northern New England in which Services owns 9.5%.

Development. Development makes various investments, including real estate and venture capital investments. Development is an 79% shareholder in Retyred 99 Ltd., (formerly Elm Energy and Recycling (UK) Ltd.), which owned and operated a tire-fueled electric generating plant in Wolverhampton, England. Retyred 99 Ltd. sold the generating plant in December 1998.

   In 1998, Development invested in a multiple-family residential housing development in Indianapolis. Development has additional projects within the Utilities' service territories and is considering additional projects within those territories. At December 31, 1998, Development has $34.0 million of investments, at equity, relating to affordable housing projects. These projects are part of the continued commitment by Industries to provide high quality, energy efficient, affordable housing to the residents of a variety of geographic and economic regions served by the Utilities.

Capital Markets. Capital Markets provides financing for Industries' subsidiaries other than Northern Indiana and, in certain respects, IWCR and its subsidiaries. As of December 31, 1998, Capital Markets had $108.1 million in commercial paper outstanding, having a weighted average interest rate of 5.99% at December 31, 1998. In September 1998, Capital Markets entered into a five-year $100 million revolving credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 1999, respectively. These agreements provide financing flexibility to Capital Markets and may be used to support the issuance of commercial paper. At December 31, 1998, there were no borrowings outstanding under either of these agreements. Capital Markets also has $130 million of money market lines of credit. As of December 31, 1998, $86.8 million of borrowings were outstanding under these lines of credit.

   The financial obligations of Capital Markets are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of Industries, other than the assets of Northern Indiana, as reflected in the consolidated financial statements of Industries, was approximately $1.3 billion at December 31, 1998.

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

Indiana Utility Regulatory Commission. Industries is not subject to regulation by the Commission as long as it is not a public utility. Industries and its non-utility subsidiaries are subject to certain reporting and information access requirements under Indiana law. Furthermore, certain contracts between Industries or its non-utility subsidiaries and the Energy Utilities must be filed with the Commission.

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

   In 1998, about 7% of Northern Indiana's electric revenues were derived from electric service it furnished at wholesale in interstate commerce to other utility companies, power marketers, municipalities and WVPA (see "Item 1. Business-Electric Operations" regarding WVPA). Northern Indiana's wholesale rates and operations are subject to the jurisdiction of the FERC. FERC jurisdiction does not extend to the issuance of securities by Northern Indiana, which are regulated by the Commission. The FERC has declared Northern Indiana, Kokomo Gas and NIFL exempt from the provisions of the Natural Gas Act.

                                 RATE MATTERS

   For a description of Northern Indiana's Alternative Regulatory Plan (ARP) See "Competition and Regulatory Charges" below.

   On November 14, 1997, IWC petitioned the Commission for approval of new water rates and charges. On March 17, 1998, IWC and the Office of Utility Consumer Counselor (UCC) representing the ratepayers filed a "Stipulation and Settlement Agreement," resolving the issues in the case. This agreement, approved by the Commission on April 8, 1998, provided for an increase in IWC's water rates and charges in two phases. The first phase was an immediate increase of approximately $5,253,000. The second phase approved an additional increase of approximately $4,540,000 on April 8, 1999. The agreement further provided that prior to January 1, 2002, IWC cannot request an additional change in its basic rates and charges nor seek authority to continue allowance for funds used during construction (AFUDC) or defer depreciation on its capital projects after they have been completed and are in service. Effective with the second phase of the increase, IWC will use individual depreciation rates for each plant account as approved by the IWC Commission on January 15, 1997, to produce a composite depreciation rate of 2.21%.

                      COMPETITION AND REGULATORY CHANGES

   The regulatory frameworks applicable to the Energy Utilities, at both the state and federal levels, are in the midst of a period of fundamental change. These changes have and will continue to impact the operation, structure and profitability of Industries. At the same time, competition with the electric and gas industries will create opportunities for Industries' subsidiaries to compete for new customers and revenues. Industries' management has taken steps to make the company more competitive and profitable in this changing environment, including partnering on energy projects with major industrial customers, converting some of its generating units to allow use of lower cost, low sulfur coal, providing its gas customers with increased customer choice for new products and services throughout Northern Indiana's service territory, and establishing subsidiaries which provide gas and develop new energy-related products for residential, commercial and industrial customers.

The Electric Industry. At the Federal level, FERC issued Order No. 888-A in 1996 which required all public utilities owning, controlling or operating transmission lines to file non-discriminatory open-access tariffs and offer wholesale electricity supplier and marketers the same transmission service they provide themselves. In 1997, FERC approved Northern Indiana's open-access transmission tariff. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, Northern Indiana intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

   At the state level, Industries announced in 1997 that if consensus could be reached regarding electric utility restructuring legislation, Industries would support a restructuring bill during the 1999 session of the Indiana General Assembly. During 1998, Northern Indiana held discussions with the other investor-owned utilities in Indiana regarding the technical and economic aspects of possible legislation leading to greater customer choice. A consensus was not reached. Therefore, Industries does not anticipate that it will be supporting any legislation regarding electric restructuring during the 1999 session of the Indiana General Assembly. However, during 1999, Northern Indiana anticipates continued discussions with all segments of the Indiana electric industry in an attempt to reach a consensus on electric restructuring legislation for introduction during the 2000 session of the Indiana General Assembly.

The Gas Industry. At the Federal level, gas industry deregulation began in the mid 1980's when FERC required interstate pipelines to provide nondiscriminatory transportation service pursuant to unbundled rates. This regulatory change permitted large industrial and commercial customers to purchase their gas supplies either from the Energy Utilities or directly from competing producers and marketers which would then use the Energy Utilities' facilities to transport the gas. More recently, the focus of deregulation in the gas industry has shifted to the states.

   At the state level, the Commission approved in 1997 Northern Indiana's ARP which implemented new rates and services that included, among other things, unbundling of services for additional customer classes (primarily residential and commercial users), negotiated services and prices, a gas cost incentive mechanism and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based upon a comparison of Northern Indiana's actual gas supply portfolio cost to a market-based benchmark price. Phase I of Northern Indiana's Customer Choice Pilot Program will end March 31, 1999. This pilot program offered a limited number of residential and commercial customers within the South Bend metropolitan area the right to choose alternative gas suppliers. Phase II of Northern Indiana's Customer Choice Pilot Program will commence April 1, 1999 and continue for a one-year period. During this phase, Northern Indiana plans to offer customer choice to a significantly expanded eligible customer base throughout its gas service territory. The Commission order allows Industries' natural gas marketing subsidiary to participate as a supplier of choice to Northern Indiana customers. In addition, as Northern Indiana has allowed residential and commercial customers to designate alternative gas suppliers, it has also offered new services to all classes of customers including, but not limited to, price protection, negotiated sales and services, gas lending and parking, and new storage services.

   To date, the Energy Utilities have not been materially affected by competition and management does not foresee substantial adverse affects in the near future unless the current regulatory structure is substantially altered. Industries believes the steps that it has taken to deal with increased competition has had and will continue to have significant positive effects in the next few years.

                                   EMPLOYEES

   Industries had 6,035 employees at December 31, 1998. Of these employees, 2,988 are represented by various local unions. The total number of employees at Northern Indiana was 3,215; at SM&P, 1,094; at Miller, 652; at IWC, 428; and Industries had 646 employees in diversified operations.

                             ENVIRONMENTAL MATTERS

General. The operations of Industries are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect Industries' operations as they relate to impacts on air, water and land.

Superfund. Because Industries is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at several waste disposal sites, as well as at former manufactured-gas plant sites which it, or its corporate predecessors, own or owned or operated, it may be required to share in the costs of clean up of such sites. Industries instituted a program to investigate former manufactured-gas plant sites where it is the current or former owner which investigation has identified twenty-eight of these sites. Initial sampling has been conducted at twenty sites. Follow-up investigations have been conducted at thirteen sites and remedial measures have been selected at seven sites. Industries intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action.

   In an effort to recover a portion of the remediation costs to be incurred at the manufactured gas plants, Industries approached various companies that provided insurance coverage which Industries believed covered costs related to actions taken and to be taken at former manufactured-gas plant sites. Industries has filed claims in Indiana state court against various insurance companies, seeking coverage for costs associated with several manufactured-gas plant sites and damages for alleged misconduct by some of the insurance companies. Industries has received cash settlements from several insurance companies. Additionally, Industries has settled other actions against other companies relating to cost sharing and management of the investigation and remediation of several former manufactured-gas plant sites at which Industries and such companies or their predecessors were operators or owners.

   As of December 31, 1998, Industries has recorded a reserve of approximately $19 million to cover probable corrective actions. Industries' ultimate liability in connection with those sites will depend upon many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, and the extent of corrective actions required. Based upon investigations and management's understanding of current environmental laws and regulations, Industries believes that any corrective actions required, after consideration of insurance coverages and contributions from other PRPs, will not have a significant impact on its financial position or results of operations.

Clean Air Act. The Clean Air Act Amendments of 1990 (CAAA) impose limits to control acid rain on the emission of sulfur dioxide and nitrogen oxides (NOx) which become fully effective in 2000. All of Northern Indiana's facilities are already in compliance with the sulfur dioxide limits. Northern Indiana has already taken most of the steps necessary to meet the nitrogen oxide limits.

   The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants and other air pollutants (including nitrogen oxides as discussed below), which may require significant capital expenditures for control of these emissions. Until specific rules have been issued that affect Industries' facilities, Industries cannot predict what these requirements will be or the costs of complying with these potential requirements.

Nitrogen Oxides. During 1998, the Environmental Protection Agency (EPA) issued a final rulemaking, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from industrial and utility boilers to lower regional transport of ozone under the non-attainment provisions of the CAAA. According to the rule, the State of Indiana has until September 1999 to issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups, including industry, labor, cities and towns and chambers of commerce. Industries will participate in the legal challenge as a member of a utility industry group. Any resulting NOx emission limitations could be more restrictive than those imposed on electric utilities under the Acid Rain NOx reduction program described above. Industries is evaluating the EPA's final rule and any potential requirements that could result from the final rule as implemented by the State of Indiana. Industries believes that the costs relating to compliance with the new standards may be substantial, but such costs are dependent upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. Industries will continue to closely monitor developments in this area.

   The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. The revised standards could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Industries' generating stations) beyond measures discussed above. Certain implementation proposals, which are not yet final, would target coal-fired utilities in the Midwest and South, including Indiana, for more substantial reductions than other areas and other sources of emissions. Final implementation methods will be set by the EPA as well as state regulatory authorities. Industries believes that the costs relating to compliance with the new standards may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA. Industries will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new standards on its operations will not be known for some time.

Carbon Dioxide. Initiatives are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide and other by-products of burning fossil fuels. Reduction of such emissions could result in significant capital outlays or operating expenses to Industries.

Clean Water Act and Related Matters. Industries' wastewater and water operations are subject to pollution control and water quality control regulations, including those issued by the EPA and the State of Indiana.

   Under the Federal Clean Water Act and Indiana's regulations, Industries must obtain National Discharge Elimination System (NPDES) permits for water discharges from various facilities, including electric generating and water treatment stations. These facilities either have permits for their water discharge or they have applied for renewals of any expiring permits. These permits continue in effect pending review of the current applications.

   Under the Federal Safe Drinking Water Act (SDWA), the Water Utilities are subject to regulation by the EPA for the quality of water sold and treatment techniques used to make the water potable. The EPA promulgates nationally-applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes the Water Utilities are currently in compliance with all MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA. In August 1996, Congress amended the SDWA to allow the EPA more authority to weigh the costs and benefits of regulations being considered in some, but not all, cases. In December 1998, EPA promulgated two National Primary Drinking Water rules, the Interim Enhanced Surface Water Treatment Rule and the Disinfectants and Disinfection Byproducts Rule. The Water Utilities must comply with these rules by December 2001. Management does not believe that significant changes will be required to the Water Utilities' operations to comply with these rules; however, some cost expenditures for equipment modifications or enhancements may be necessary to comply with the Interim Enhanced Surface Water Treatment Rule. Additional rules are anticipated to be promulgated under the 1996 amendments. Such standards promulgated could be costly and require substantial changes in the Water Utilities' operations.

   Under a 1991 law enacted by the Indiana legislature, a water utility may petition the Commission for prior approval of its plans and estimated expenditures required to comply with the provisions of, and regulations under, the Federal Clean Water Act and SDWA. Upon obtaining such approval, a water utility may include, to the extent of its estimated costs as approved by the Commission, such costs in its rate base for rate-making purposes and recover its costs of developing and implementing the approved plans if statutory standards are met. The capital costs for such new systems, equipment or facilities or modifications of existing facilities may be included in a water utility's rate base upon completion of construction of the project or any part thereof. Such an addition to rate base, however, would effect a change in water rates and IWC, Industries' principal water utility, has agreed to a moratorium on water rate increases until 2002. Therefore, recovery of any increased costs discussed above may not be timely for IWC.

                                YEAR 2000 COSTS

Risks. Year 2000 issues address the ability of electronic processing equipment to process date sensitive information and recognize the last two digits of a date as occurring in or after the year 2000. Any failure in one of Industries' systems may result in material operational and financial risks. Possible scenarios include a system failure in one of Industries' generating plants, an operating disruption or delay in transmission or distribution, or an inability to interconnect with the systems of other utilities. In addition, while Industries currently anticipates that its own mission-critical systems will be year 2000 compliant in a timely fashion, it cannot guarantee the compliance of systems operated by other companies upon which it depends. For example, the ability of an electric company to provide electricity to its customers depends upon a regional electric transmission grid, which connects the systems of neighboring utilities to support the reliability of electric power within the region. If one company's system is not year 2000 compliant, then a failure could affect the reliability of all providers within the grid, including Industries. Similarly, Industries' gas operations depend on natural gas pipelines that it does not own or control, and any non-compliance by a company owning or controlling those pipelines may affect Industries' ability to provide gas to its customers. Failure to achieve year 2000 readiness could have a material adverse effect on Industries' results of operations, financial position and cash flows.

   Industries is continuing its program to address risks associated with the year 2000. Industries' year 2000 program focuses on both its information technology (IT) and non-IT systems, and Industries has been making substantial progress in preparing these systems for proper functioning in the year 2000.

State of Readiness. Industries' year 2000 program consists of four phases: inventory (identifying systems potentially affected by the year 2000), assessment (testing identified systems), remediation (correcting or replacing non-compliant systems) and validation (evaluating and testing remediated systems to confirm compliance). By second quarter 1997, Industries had completed the inventory and assessment phases for all of its mission-critical IT systems. Industries also has completed the remediation and validation phases for four of its six major IT components. The remediation and validation phases for the remaining two components are expected to be completed within the next few months, so that Industries expects to conclude the year 2000 program for its mission-critical systems by first quarter 1999. Industries has completed the inventory and assessment phases for all of its non-IT mission-critical systems. Industries has scheduled remediation (including replacement) and validation for its non-IT mission-critical systems throughout 1999. Industries expects to substantially complete its mission-critical year 2000 efforts by June 30, 1999, and to conclude the year 2000 program in the fourth quarter 1999.

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

Costs. Industries currently estimates that the total cost of its year 2000 program will be between $17 million and $26 million. These costs have been, and will continue to be, funded from operations. Costs related to the maintenance or modification of Industries' existing systems are expensed as incurred. Costs related to the acquisition of replacement systems are capitalized in accordance with Industries' accounting policies. Industries does not anticipate these costs to have a material impact on its results of operations.

Contingency Plans. Industries currently is in the process of structuring its contingency plans to address the possibility that any mission-critical system upon which it depends, including those controlled by outside parties, will be non-compliant. This includes identifying alternate suppliers and vendors, conducting staff training and developing communication plans. In addition, Industries is evaluating both its ability to maintain or restore service in the event of a power failure or operating disruption or delay, and its limited ability to mitigate the effects of a network failure by isolating its own network from the non-compliant segments of the greater network. Industries expects to complete these contingency plans during the second quarter of 1999; however, the contingency plans will be under review during the third and fourth quarters of 1999.

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

   The significant properties owned by other subsidiaries of Industries are: the Southlake Complex, a 325,000 square foot office building located in Merrillville, Indiana, owned by Development; a 36-mile intrastate natural gas pipeline, located in southern Texas, half-owned by NI-TEX; interests in oil and gas exploration and production properties, owned by Fuel; a golf course and surrounding residential development in Chesterton, Indiana, owned by Lake Erie Land Company (a wholly-owned subsidiary of Development); commercial real estate joint ventures, half-owned by KOGAF Enterprises (a wholly-owned subsidiary of Development) located in Kokomo, Indiana; interests in oil and gas producing properties in Canada, owned by NI Canada ULC; and parcels of land for development owned by Waterway Holdings, Inc.

Electric. Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kw, two hydroelectric generating plants with net capabilities of 10,000 kw and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw.

   Northern Indiana has 291 substations with an aggregate transformer capacity of 23,131,300 kilavolts (kva). Its transmission system with voltages from 34,500 to 345,000 consists of 3,058 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,814 circuit miles of overhead and 1,497 cable miles of underground primary distribution lines operating at various voltages ranging from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 11,156,320 kva and 445,117 electric watt-hour meters.

Gas. Northern Indiana has an underground storage field at Royal Center and a liquefied natural gas plant in LaPorte County and Kokomo Gas has a liquefied natural gas plant in Howard County, all of which are described under "Item 1. Business--Gas Operations". Northern Indiana has 13,586 miles of gas mains, Kokomo Gas has 760 miles of gas mains and NIFL has 830 miles of gas mains.

Water. The Water Utilities' properties consist of land, easements, rights (including water rights), buildings, reservoirs, canals, wells, supply lines, purification plants, pumping stations, transmission and distribution pipes, mains and conduits, meters and other facilities used for the collection, purification and storage of water and the distribution of water to its customers. The water systems extend from well fields and raw water reservoirs on Cicero Creek and Fall Creek, north and northeast of Indianapolis, and from the intake structure in Indianapolis' Eagle Creek Reservoir, northwest of Indianapolis, to the service connections of the ultimate consumers. The Water Utilities have 28,025 fire hydrants and 3,212 miles of water mains.

Character of Ownership. Substantially all of the properties of Northern Indiana and IWC are subject to the lien of their respective First Mortgage Indentures. The principal offices and properties of Industries and its subsidiaries are held in fee and are free from other encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. Many of the offices in various communities served are occupied by subsidiaries of Industries under leases. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction, it is Industries' practice regularly to pay, as and when due, unless contested in good faith. In general, the electric, gas and water lines and mains are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. Industries does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon or under which its electric, gas and water lines and mains are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric, gas and water lines and mains was made, other than examination, in certain cases, to verify the grantors' ownership and the lien status thereof.

Item 3. Legal Proceedings.

   Industries and its subsidiaries are parties to various pending proceedings, including suits and claims against them for personal injury, death and property damage. The nature of such proceedings and suits and the amounts involved are routine for the kinds of businesses conducted by Industries and its subsidiaries, except as described under the captions "NESI Energy Marketing Canada Ltd. Litigation" and "Environmental Matters" in the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders (see Exhibit 13). No other material legal proceedings against Industries or its subsidiaries are pending or, to the knowledge of Industries, contemplated by governmental authorities or other parties.

Item 4. Submission of Matters to a Vote of Security Holders.

   None

Supplemental Item--Executive Officers of the Registrant. The following is a list of the Executive Officers of the Registrant, including their names, ages and offices held, as of February, 1999.

                             Years with
          Name           Age Industries          Office(s) Held in Past 5 Years
          ----           --- ----------          ------------------------------
Gary L. Neale**.........  59      9     Chairman, President and Chief Executive Officer
                                         since March 1993.
Stephen P. Adik.........  55     11     Senior Executive Vice President, Chief Financial
                                         Officer and Treasurer since February 1999.
                                        Executive Vice President, Chief Financial Officer
                                         and Treasurer from January 1994 to January 1999.
Patrick J. Mulchay......  57     37     Executive Vice President of Industries and
                                         President and Chief Operating Officer at
                                         Northern Indiana since February 1999.
                                        Executive Vice President and Chief Operating
                                         Officer at Northern Indiana from July 1996 to
                                         January 1999.
                                        Executive Vice President and Chief Operating
                                         Officer of Electric Operations at Northern
                                         Indiana from January 1994 to July 1996.
Jeffrey W. Yundt........  53     11(a)  Executive Vice President of Industries and
                                         President and Chief Executive Officer at Bay
                                         State since February 1999.
                                        Executive Vice President and Chief Operating
                                         Officer of Energy Services, and President of
                                         Services* from July 1996 to January 1999.
                                        Executive Vice President and Chief Operating
                                         Officer of Gas Services from January 1994 to
                                         June 1996.
Joseph L. Turner, Jr....  62     11     Senior Vice President of Major Accounts since
                                         July 1996.
                                        President of Primary* since January 1996
                                        Prior thereto, Group Vice President of Northern
                                         Indiana*.
James K. Abcouwer.......  44      3     Senior Vice President and Executive Vice
                                         President at Services since July 1998.
                                        Senior Vice President, Commercial Operations of
                                         Northern Indiana* from February 1998 to June
                                         1998.
                                        Vice President and General Manager of Customer
                                         Services and Distribution of Northern Indiana*
                                         from July 1996 to January 1998.
                                        Vice President of Gas Supply at Northern Indiana
                                         from July 1994 to June 1996.
                                        Vice President of Natural Gas at GSC Energy from
                                         August 1993 to June 1994.
David A. Kelly..........  60      7     Vice President, Income Tax Management and
                                         Executive Vice President and Chief Financial
                                         Officer at IWCR* since April 1997.

                             Years with
          Name           Age Industries          Office(s) Held in Past 5 Years
          ----           --- ----------          ------------------------------
                                        Vice President of Administrative Services at
                                         NIPSCO Industries Management Services Company*
                                         (NIMSC) from January 1997 to April 1997. Prior
                                         thereto, Vice President of Real Estate and Taxes
                                         at NIMSC*.
Thomas J. Aruffo........  40     --(a)  Vice President and Chief Information Officer
                                         since February 1999; Vice President Information
                                         Service at Bay State from October 1997 to
                                         February 1999.
                                        Vice President at Fidelity Investments from
                                         February 1996 to October 1997; Director
                                         Information Systems at Prudential Insurance
                                         Company of America from March 1993 to February
                                         1997.
Mark T. Maassel.........  44     21     Vice President Regulatory and Governmental Policy
                                         since June 1998.
                                        Vice President of Marketing and Sales at NIMSC*
                                         from July 1996 to June 1998.
James T. Morris**.......  55      2(b)  Chairman of the Board, President and Chief
                                         Executive Officer of IWCR* since May 1991.
Mark D. Wyckoff.........  36      7     Vice President of Human Resources since June
                                         1998.
                                        Assistant Treasurer since September 1997. Nipsco
                                         Development Principal since January 1994.
Arthur A. Paquin........  51     29     Controller of NIMSC* since July 1996. Prior
                                         thereto, Controller of Northern Indiana*.
Francis P. Girot, Jr....  54     18     Treasurer of Northern Indiana* and NIMSC* since
                                         July 1996.

--------
   *Subsidiary of Industries.
   **Also a Director.
    (a) Industries acquired Bay State in February 1999.
    (b) Industries acquired IWCR in March 1997.

   The terms of office of the executive officers of Industries are established by Industries' Board of Directors (Board) each year, and each officer serves until the next annual meeting of the Board and/or until his/her successor is duly elected. Throughout the past five years, each of the executive officers of Industries has been continuously in the business of Industries or its subsidiaries, except for Messrs. Abcouwer, Aruffo and Morris.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

   Industries' common shares are listed and traded on the New York, Chicago and Pacific stock exchanges. The table below indicates the high and low sales price of Industries' common shares, on the composite tape, during the periods indicated. On December 16, 1997, the Board of Directors authorized a two-for-one split of Industries' common stock. The stock split was paid on February 20, 1998, to shareholders of record at the close of business on January 30, 1998. The sales prices and common dividends reported have been restated to reflect the two-for-one stock split.

                                                    1998             1997
                                               --------------- -----------------
                                                High    Low      High     Low
                                               ------ -------- -------- --------
      First Quarter........................... 28 1/2 24 21/32 20 1/8   19
      Second Quarter.......................... 28 3/8 25 11/16 21 1/8   19 7/16
      Third Quarter........................... 32 7/8 26 5/8   21 9/32  20 11/32
      Fourth Quarter.......................... 33 3/4 28       24 15/16 21 1/16

   As of February 26, 1999, Industries had 36,495 common shareholders of record.

   The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. Industries paid quarterly common dividends of $0.225 per share during 1997 and quarterly common dividends of $0.24 per share during 1998. At its December 18, 1998 meeting, the Board increased the quarterly common dividend to $0.255 per share, payable on February 20, 1999.

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

   The following limitations on payment of dividends and issuance of preferred stock apply to Northern Indiana:

   When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 1998, Northern Indiana had approximately $146.1 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

   So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available therefor for the preceding calendar year unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 1998, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 43% of the total capitalization including surplus.

   In connection with the foregoing discussion, see "Common Share Dividend" in the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders (see Exhibit 13).

Item 6.  Selected Financial Data.

                                        Year Ended December 31,
                         ------------------------------------------------------
                            1998       1997       1996       1995       1994
                         ---------- ---------- ---------- ---------- ----------
Operating revenues
 (000's)................ $2,932,778 $2,586,541 $1,987,948 $1,769,308 $1,768,029
Net income (000's)...... $  193,886 $  190,849 $  176,734 $  175,465 $  163,987
Earnings per average
 common share--basic.... $     1.60 $     1.54 $     1.44 $     1.36 $     1.24
Earnings per average
 common share--diluted.. $     1.59 $     1.53 $     1.43 $     1.35 $     1.23
Total assets (000's).... $4,986,503 $4,937,033 $4,288,883 $3,999,520 $3,947,138
Long-term obligations
 and redeemable
 preferred stock
 (000's)................ $1,724,400 $1,726,766 $1,188,352 $1,274,379 $1,281,395
Cash dividends declared
 per common share....... $    0.975 $    0.915 $    0.855 $    0.795 $    0.735

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Information regarding results of operations, liquidity and capital resources, environmental matters Year 2000 costs, competition and regulatory changes and impact of accounting standards is reported in the 1998 Annual Report to Shareholders under "Management's Discussion and Analysis of Financial Condition and Results of Operations (see Exhibit 13).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   Information regarding market risk is reported in the 1998 Annual Report to Shareholders under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Sensitive Instruments and Positions" (see Exhibit 13).

Item 8.  Financial Statements and Supplementary Data.

   The following Consolidated Financial Statements and Supplementary Data are included in the 1998 Annual Report to Shareholders and are hereby incorporated by reference and made a part of this report (see Exhibit 13).
    (1) Consolidated Financial Statements--
      Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996
      Consolidated Balance Sheet at December 31, 1998 and 1997
      Consolidated Statement of Capitalization at December 31, 1998 and 1997 Consolidated Statement of Long-term Debt at December 31, 1998 and 1997 Consolidated Statement of Cash Flows for the years ended December 31,
1998, 1997
      and 1996
      Consolidated Statement of Common Shareholders' Equity for the years ended December
      31, 1998, 1997 and 1996
      Notes to Consolidated Financial Statements
      Report of Independent Public Accountants
    (2) Supplementary Data--
      Selected Supplemental Information

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of this Form 10-K.

   Information regarding directors is included at pages 2-7 in the Notice of Annual Meeting and Proxy Statement dated March 15, 1999, for the Annual Meeting of Shareholders to be held on April 14, 1999, which information is incorporated by reference.

Item 11. Executive Compensation.

   Information regarding executive compensation is included at pages 9-12 and 14-20 in the Notice of Annual Meeting and Proxy Statement dated March 15, 1999, for the Annual Meeting of Shareholders to be held on April 14, 1999, which information is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information regarding security ownership of certain beneficial owners and management is included at pages 8-9 in the Notice of Annual Meeting and Proxy Statement dated March 15, 1999, for the Annual Meeting of Shareholders to be held on April 14, 1999, which information is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

   Information regarding certain relationships and related transactions is included at page 7 in the Notice of Annual Meeting and Proxy Statement dated March 15, 1999, for the Annual Meeting of Shareholders to be held on April 14, 1999, which information is incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) (1) The Financial Statements filed herewith as a part of this report on Form 10-K are listed on the Index to Financial Statements under Item 8 on page 21.

    Consolidated Financial Statements--
    Consolidated Statement of Income for the years ended December 31, 1998,
     1997 and 1996
    Consolidated Balance Sheet at December 31, 1998 and 1997
    Consolidated Statement of Capitalization at December 31, 1998 and 1997 Consolidated Statement of Long-term Debt at December 31, 1998 and 1997 Consolidated Statement of Cash Flows for the years ended December 31,
     1998, 1997 and 1996
    Consolidated Statement of Common Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996
    Notes to Consolidated Financial Statements
    Report of Independent Public Accountants

    (2) The following is a list of the Financial Statement Schedules filed herewith as part of this report on Form 10-K:

     Schedule
      Number                     Description                  Pages of 1998 10-K
     --------                    -----------                  ------------------
        I       Condensed Financial Information of Registrant 24, 25, 26, 27 & 28
        II      Valuation and Qualifying Accounts                 29, 30 & 31

    (3) Exhibits--

     The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index included on pages 34-38. Each management contract or compensatory plan or arrangement of Industries listed on the Exhibit Index is separately identified by an asterisk.

  (b) Reports on Form 8-K
    Form 8-K, dated February 8, 1999, filed on February 9, 1999.
    Form 8-K, dated February 11, 1999, filed on February 12, 1999. Form 8-K, dated February 12, 1999, filed on February 16, 1999.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET

                                                                     December 31,
                                                                 ---------------------
                                                                    1998       1997
                                                                 ---------- ----------
                                                                      (Dollars in
                                                                      Thousands)
                            ASSETS
                            ------
Property:
  Property in service..........................................  $    2,681 $    2,625
  Work in progress.............................................      12,599      5,147
  Less: accumulated depreciation...............................         927        713
                                                                 ---------- ----------
      Total property...........................................      14,353      7,059
                                                                 ---------- ----------
  Investments (principally investments in wholly-owned
   subsidiaries)...............................................   1,410,999  1,407,789
                                                                 ---------- ----------
Current Assets:
  Cash and cash equivalents....................................      10,165      6,172
  Amounts receivable from subsidiaries.........................      76,676     85,056
  Prepayments..................................................      27,637     21,971
                                                                 ---------- ----------
      Total current assets.....................................     114,478    113,199
                                                                 ---------- ----------
Other (principally notes receivable from associated companies).     355,117    323,672
                                                                 ---------- ----------
                                                                  1,894,947  1,851,719
                                                                 ========== ==========

                CAPITALIZATION AND LIABILITIES
                ------------------------------
Capitalization:
  Common shares................................................     870,930    870,930
  Additional paid-in capital...................................      94,181     89,768
  Retained earnings............................................     744,309    667,790
  Other........................................................       1,856      1,813
  Less: Treasury shares........................................     559,027    363,943
    Currency translation adjustment............................       2,541      1,570
                                                                 ---------- ----------
      Total capitalization.....................................   1,149,708  1,264,788
Current Liabilities:
  Dividends declared on common and preferred stock.............      29,970     29,535
  Amounts payable to subsidiaries..............................      13,041     31,818
  Other........................................................       1,723      2,589
                                                                 ---------- ----------
      Total current liabilities................................      44,734     63,942
                                                                 ---------- ----------
Other (principally notes receivable to associated companies)...     700,505    522,989
                                                                 ---------- ----------
Commitments and Contingencies (Note 3)                            1,894,947  1,851,719
                                                                 ========== ==========

 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENT OF INCOME

                                             Year Ended December 31,
                                      ----------------------------------------
                                          1998          1997          1996
                                      ------------  ------------  ------------
                                      (Dollars in Thousands except Per Share
                                                     Amounts)
Equity in net earnings of
 subsidiaries........................ $    211,525  $    202,680  $    185,106
                                      ------------  ------------  ------------
Other income (deductions):
  Administrative and general expense.      (14,196)      (12,117)      (10,167)
  Interest income....................       31,874        27,272        21,443
  Interest expense...................      (48,444)      (37,652)      (20,604)
  Other, net.........................        1,012          (143)        1,543
                                      ------------  ------------  ------------
                                           (29,754)      (22,640)       (7,785)
                                      ------------  ------------  ------------
Net income before income taxes.......      181,771       180,040       177,321
Income taxes.........................      (12,115)      (10,809)          587
                                      ------------  ------------  ------------
Net income...........................      193,886       190,849       176,734
Dividend requirements on preferred
 shares..............................          --            --            119
                                      ------------  ------------  ------------
Balance available for common
 shareholders........................ $    193,886  $    190,849  $    176,615
                                      ============  ============  ============
Average common shares outstanding-
 basic*..............................  120,778,077   123,849,126   122,381,500
Basic earnings per average common
 share*.............................. $       1.60  $       1.54  $       1.44
                                      ============  ============  ============
Diluted earnings per average common
 share*.............................. $       1.59  $       1.53  $       1.43
                                      ============  ============  ============


 The accompanying notes to condensed financial statements are an integral part of this statement.

                    NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                     (Dollars in Thousands)
Net cash provided by operating activities......... $177,487  $147,528  $183,867
                                                   --------  --------  --------
Cash flows provided by (used in) investing
 activities:
  Acquisition of IWC Resources....................      --   (288,932)      --
  Acquisition of minority interest................      --     (5,461)      --
  Capital expenditures............................   (7,451)   (5,000)      (22)
  Sale of property................................      (56)       (5)       83
                                                   --------  --------  --------
    Net cash provided by (used in) investing
     activities...................................   (7,507) (299,398)       61
                                                   --------  --------  --------
Cash flows provided by (used in) financing
 activities Issuance of common shares.............   10,356   218,566     5,716
  Increase in notes payable to subsidiaries.......  175,012   205,396   133,298
  Increase (decrease) in notes receivable from
   subsidiaries...................................  (30,993)  (21,709)  (82,740)
  Redemption of cumulative preferred shares with
   mandatory redemption provisions................      --        --    (35,000)
  Cash dividends paid on common shares............ (116,386) (111,593) (103,190)
  Cash dividends paid on preferred shares.........      --        --       (766)
  Acquisition of treasury shares.................. (203,976) (133,073) (105,498)
                                                   --------  --------  --------
    Net cash provided by (used in) financing
     activities................................... (165,987)  157,587  (188,180)
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents......................................    3,993     5,717    (4,252)
Cash and cash equivalents at beginning of year....    6,172       455     4,707
                                                   --------  --------  --------
Cash and cash equivalents at end of year.......... $ 10,165  $  6,172  $    455
                                                   ========  ========  ========


 The accompanying notes to condensed financial statements are an integral part of this statement.

                   NIPSCO INDUSTRIES, INC. AND SUBSIDIARIES

                                  SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Dividends from Subsidiaries

   Cash dividends paid to NIPSCO Industries, Inc. (Industries) by its consolidated subsidiaries were (in thousands of dollars): $207,400, $188,175 and $184,750 in 1998, 1997 and 1996, respectively.

2. Support Agreement

   The financial obligations of NIPSCO Capital Markets, Inc. (Capital Markets) are subject to a Support Agreement between Industries and Capital Markets, under which Industries has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana Public Service Company (Northern Indiana) which are owned by Industries. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to Industries by any of its consolidated subsidiaries, the assets of Industries, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of Industries, other than the stock and assets of Northern Indiana, as reflected in the consolidated financial statements of Industries, was approximately $1.3 billion at December 31, 1998.

3. Contingencies

   Industries and its subsidiaries are parties to various pending proceedings, including suits and claims against them for personal injury, death, and property damage. Such proceedings and suits, and the amounts involved, are routine litigation and proceedings for the kinds of businesses conducted by Industries and its subsidiaries.

4. Earnings Per Share

   Industries determines earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share," which requires Industries to present basic earning per share and diluted earnings per share in place of primary earnings per share.

   The net income, preferred dividends and shares used to compute basic and diluted earnings per share is presented in the following table:

                                               1998        1997        1996
                                            ----------- ----------- -----------
                                             (Dollars in Thousands except Per
                                                      Share Amounts)
Basic
Weighted Average Number of Shares:
  Average Common Shares Outstanding........ 120,778,077 123,849,126 122,381,500
                                            =========== =========== ===========
Net Income to be Used to Compute Basic
Earnings per Average Common Share:
  Net Income............................... $   193,886 $   190,849 $   176,734
  Dividend Requirements on Preferred
   Shares..................................         --          --          119
                                            ----------- ----------- -----------
  Balance Available for Common
   Shareholders............................ $   193,886 $   190,849 $   176,615
                                            =========== =========== ===========
Basic Earnings per Average Common Share.... $      1.60 $      1.54 $      1.44
                                            =========== =========== ===========
Diluted
Weighted Average Number of Shares:
  Average Common Shares Outstanding........ 120,778,077 123,849,126 122,381,500
  Dilutive Effect for Nonqualified Stock
   Options.................................     556,799     374,344     323,367
                                            ----------- ----------- -----------
  Weighted Average Shares.................. 121,334,876 124,223,470 122,704,867
Net Income to be Used to Compute Diluted
Earnings per Average Common Share:
  Net Income............................... $   193,886 $   190,849 $   176,734
  Dividend Requirements on Preferred
   Shares..................................         --          --          119
                                            ----------- ----------- -----------
    Balance Available for Common
     Shareholders.......................... $   193,886 $   190,849 $   176,615
                                            =========== =========== ===========
Diluted Earnings per Average Common Share.. $      1.59 $      1.53 $      1.43
                                            =========== =========== ===========

5. Stock Split

   On December 16, 1997, the Board of Directors authorized a two-for-one split of Industries' common shares. The stock split was paid February 20, 1998, to shareholders of record at the close of business January 30, 1998. All references to number of shares reported including per share amounts and stock option data of Industries' common shares reflect the two-for-one stock split as if it had occurred at the beginning of the earliest period.

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

7. Purchase of Bay State Gas Company

   In February 1999, Industries completed its acquisition of Bay State Gas Company (Bay State) in a stock-for-stock transaction valued at $40 per Bay State Share. The transaction is valued at approximately $551 million. Bay State shareholders had the option of exchanging their shares of Bay State stock for cash, up to an aggregate sum of equal to 50% of the total purchase price (and exercised this option with respect to approximately 43% of the total purchase price). Bay State, one of the largest natural gas utilities in New England, provides natural gas distribution services to more than 300,000 customers in Massachusetts, New Hampshire and Maine. The combined company is the tenth largest local natural gas distribution company in the nation, servicing more than one million gas customers.

Event (Unaudited) Subsequent to Date of Auditors' Report

   On February 9, 1999, Industries agreed to acquire TPC Corporation, a natural gas marketing and storage company. Houston-based TPC Corporation, a wholly-owned subsidiary of PacificCorp., holds a 66% ownership stake in Market Hub Partners, L.P., which stores natural gas in salt caverns. Services currently owns approximately 12% of Market Hub Partners, L.P. The transaction is expected to close in March or April 1999.

                            NIPSCO INDUSTRIES, INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                     Twelve months ended December 31, 1998

           Col. A            Col. B        Col. C           Col. D     Col. E
           ------            ------- ------------------- ------------ --------
                                          Additions       Deductions
                                     ------------------- for Purposes
                             Balance Charged to Charged   for which   Balance
                             Jan. 1, Costs and  to Other   Reserves   Dec. 31,
        Description           1998    Expenses  Accounts were Created   1998
        -----------          ------- ---------- -------- ------------ --------
                                          (Dollars in Thousands)
Reserves Deducted in
 Consolidated Balance Sheet
 from Assets to Which They
 Apply:
  Reserve for accounts
   receivable............... $ 5,887  $14,635     $--      $11,538    $ 8,984
  Reserve for investments,
   at equity................ $ 1,762  $   --      $--      $   729    $ 1,033
Reserves Classified Under
 Reserve Section of
 Consolidated Balance Sheet:
  Injuries and damages
   reserve.................. $ 6,499  $ 5,681     $--      $ 4,743    $ 7,437
  Environmental reserves.... $19,366  $ 5,103     $--      $ 5,359    $19,110
  Other..................... $ 3,928  $ 3,243     $--      $    43    $ 7,128

                            NIPSCO INDUSTRIES, INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                     Twelve months ended December 31, 1997

         Col. A          Col. B           Col. C             Col. D     Col. E
         ------          ------- ------------------------ ------------ --------
                                        Additions          Deductions
                                 ------------------------ for Purposes
                         Balance      Charged to Charged   for which   Balance
                         Jan. 1,      Costs and  to Other   Reserves   Dec. 31,
      Description         1997   IWCR  Expenses  Accounts were Created   1997
      -----------        ------- ---- ---------- -------- ------------ --------
                                         (Dollars in Thousands)
Reserves Deducted in
 Consolidated Balance
 Sheet from Assets to
 Which They Apply:
  Reserve for accounts
   receivable........... $ 5,569 $ 25   $6,573     $--       $6,280    $ 5,887
  Reserve for
   investments, at
   equity............... $ 1,953 $--    $  --      $--       $  191    $ 1,762
  Reserve for
   investments, at cost. $   --  $--
Reserves Classified
 Under Reserve Section
 of Consolidated Balance
 Sheet:
  Injuries and damages
   reserve.............. $ 4,376 $757   $6,603     $--       $5,237    $ 6,499
  Environmental
   reserves............. $16,789 $--    $9,489     $--       $6,912    $19,366
  Other................. $ 4,471 $--    $   30     $--       $  573    $ 3,928

                            NIPSCO INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     Twelve months ended December 31, 1996

             Col. A               Col. B       Col. C         Col. D    Col. E
             ------               ------  ----------------- ---------- --------
                                                            Deductions
                                              Additions        for
                                          -----------------  Purposes
                                          Charged           for which
                                  Balance to Costs Charged   Reserves  Balance
                                  Jan. 1    and    to Other    were    Dec. 31,
          Description              1996   Expenses Accounts  Created     1996
          -----------             ------- -------- -------- ---------- --------
                                             (Dollars in Thousands)
Reserves Deducted in
 Consolidated Balance Sheet from
 Assets to Which They Apply:
  Reserve for accounts
   receivable...................  $7,264  $ 6,912    $--      $8,607   $ 5,569
  Reserve for investments, at
   equity.......................  $  850  $ 1,103    $--      $  --    $ 1,953
Reserves Classified Under
 Reserve Section of Consolidated
 Balance Sheet:
  Injuries and damages reserve..  $1,837  $ 4,875    $--      $2,336   $ 4,376
  Environmental reserves........  $5,006  $15,862    $--      $4,079   $16,789
  Other.........................  $4,091  $   380    $--      $  --    $ 4,471

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of NIPSCO Industries, Inc.:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in NIPSCO Industries, Inc.'s annual report to shareholders for the year ended December 31, 1998, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1999. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed on Page 60, Item 14(a)(2) are the responsibility of NIPSCO Industries, Inc.'s management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Chicago, Illinois
February 5, 1999

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          NIPSCO Industries, Inc.
                                           (Registrant)

            March 25, 1999                           /s/ Gary L. Neale
Date ________________________________     By __________________________________
                                             Gary L. Neale, Its Chairman and
                                                        President

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

             Signature                           Title                    Date
             ---------                           -----                    ----
         /s/ Gary L. Neale           Chairman, President,
____________________________________  Principal Executive Officer
           Gary L. Neale              and Director

        /s/ Stephen P. Adik          Senior Executive Vice
____________________________________  President, Principal
          Stephen P. Adik             Financial Officer and
                                      Principal Accounting
                                      Officer

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

         /s/ Ian M. Rolland          Director
____________________________________
           Ian M. Rolland

       /s/ Edmund A. Schroer         Director
____________________________________
         Edmund A. Schroer

        /s/ John W. Thompson         Director
____________________________________
          John W. Thompson

        /s/ Robert J. Welsh          Director
____________________________________
          Robert J. Welsh

       /s/ Dr. Carolyn Y. Woo        Director
____________________________________
         Dr. Carolyn Y. Woo

                                 EXHIBIT INDEX

  Exhibit
  Number                            Description of Item
  -------                           -------------------
 (3.1)     Amended and Restated Articles of Incorporation of NIPSCO Industries,
           Inc. dated May 13, 1998 (incorporated by reference to Exhibit 3 of the NIPSCO Industries, Inc. Quarterly Report on Form 10-Q for the
           quarter ended March 31, 1998).

 (3.2)     Amended and Restated By-laws effective January 30, 1999
           (incorporated by reference to Exhibit 3.1 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated February 12, 1999.

 (4.1)     Indenture dated August 1, 1939 between Northern Indiana Public
           Service Company (Northern Indiana) and Trustees (incorporated by reference to Exhibit 7 to the Northern Indiana Registration
           Statement (Registration No. 2-5178)).

 (4.2) Third Supplemental Indenture dated August 1, 1943 (incorporated by reference to Exhibit 7-C to the Northern Indiana Registration
           Statement (Registration No. 2-5178)).

 (4.3)     Eighteenth Supplemental Indenture dated September 1, 1967
           (incorporated by reference to Exhibit 1 to the Northern Indiana
           Current Report on Form 8-K dated October 9, 1967).

 (4.4)     Nineteenth Supplemental Indenture dated October 1, 1968
           (incorporated by reference to Exhibit 1 to the Northern Indiana
           Current Report on Form 8-K dated November 8, 1968).

 (4.5)     Twenty-third Supplemental Indenture dated March 31, 1972
           (incorporated by reference to Exhibit 2 to the Northern Indiana
           Current Report on Form 8-K dated May 5, 1972).

 (4.6) Thirty-third Supplemental Indenture dated June 1, 1980 (incorporated by reference to Exhibit 1 to the Northern Indiana Quarterly Report on Form 10-Q for the quarter ended June 30, 1980).

 (4.7) Forty-first Supplemental Indenture dated July 1, 1991 (incorporated by reference to Exhibit 1 to the Northern Indiana Current Report on Form 8-K dated March 25, 1992).

 (4.8)     Indenture dated as of March 1, 1988, between Northern Indiana and
           Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the Northern Indiana Registration
           Statement (Registration No. 33-44193)).

 (4.9)     First Supplemental Indenture dated as of December 1, 1991, between
           Northern Indiana and Manufacturers Hanover Trust Company, as Trustee
           (incorporated by reference to Exhibit 4.1 to the Northern Indiana
           Registration Statement (Registration No. 33-63870)).

 (4.10)    Memorandum of Agreement with City of Michigan City, Indiana
           (incorporated by reference to Exhibit 7 to the Northern Indiana
           Registration Statement (Registration No. 2-48531)).

 (4.11)    Financing Agreement No. 1 dated November 1, 1988, between Northern
           Indiana and Jasper County, Indiana regarding $37,000,000 Series
           1988A Pollution Control Refunding Revenue Bonds. Identical financing agreements between Northern Indiana and Jasper County, Indiana provide for the issuance of $47,000,000 Series 1988B, $46,000,000
           Series 1988C and $24,000,000 Series 1988D Pollution Control
           Refunding Revenue Bonds (incorporated by reference to Exhibit 8 to the Northern Indiana Current Report on Form 8-K dated March 16,
           1989).

 (4.12) Financing Agreement dated July 1, 1991, with Jasper County, Indiana regarding $55,000,000 Series 1991 Collateralized Pollution Control
           Refunding Revenue Bonds (incorporated by reference to Exhibit 3 to the Northern Indiana Current Report on Form 8-K dated March 25,
           1992).

  Exhibit
  Number                            Description of Item
  -------                           -------------------

 (4.13)    Financing Agreement dated August 1, 1994, with Jasper County,
           Indiana regarding $10,000,000 Series 1994A, $18,000,000 Series 1994B and $41,000,000 Series 1994C Pollution Control Refunding Revenue
           Bonds (incorporated by reference to Exhibit 4.16 to the Northern
           Indiana Annual Report on Form 10-K for year ended December 31,
           1994).

 (4.14)    Indenture between NIPSCO Industries, Inc., NIPSCO Capital Markets,
           Inc. and Chemical Bank as Trustees dated February 1, 1996
           (incorporated by reference to Exhibit 1 to the NIPSCO Industries, Inc. Registration Statement (Registration No. 33-65285)).

 (4.15) Rights Agreement between NIPSCO Industries, Inc. and Harris Trust and Savings Bank, dated February 27, 1990 (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Current Report on Form
           8-K dated March 7, 1990).

 (4.16)    Indenture Agreement between NIPSCO Industries, Inc., NIPSCO Capital
           Markets, Inc. and Chase Manhattan Bank as trustee dated February 14,
           1997 (incorporated by reference to Exhibit 4.1 to the NIPSCO
           Industries, Inc. Registration Statement (Registration No.
           333-22347)).

 (4.17)    Certificate of Trust of NIPSCO Capital Trust I by and among Chase
           Manhattan Bank Delaware, The Chase Manhattan Bank, Stephen P. Adik,
           Francis P. Girot, Jr., and Arthur A. Paquin dated December 17, 1998
           (incorporated by reference to Exhibit 4.6 to the NIPSCO Industries, Inc. Registration Statement on Form S-3 dated December 18, 1998).

 (4.18)    Declaration of Trust of NIPSCO Capital Trust I by and among NIPSCO
           Capital Markets, Inc., The Chase Manhattan Bank, Chase Manhattan
           Bank Delaware, Stephen P. Adik, Francis P. Girot, Jr., and Arthur A.
           Paquin dated December 17, 1998 (incorporated by reference to Exhibit
           4.7 to the NIPSCO Industries, Inc. Registration Statement on Form S-
           3 dated December 18, 1998).

 (4.19) Fourteenth Supplemental Indenture dated as of January 15, 1978, between the Fidelity Bank, and IWC, including as Appendix A the "Restatement of Principal Indenture of Indianapolis Water Company," which, except as otherwise specified, restates the granting clauses and all other sections contained in the First Mortgage dated July 1, 1936, between Fidelity-Philadelphia Trust Company and Registrant as amended by the Fourth, Fifth, Sixth, Eighth, Twelfth and Fourteenth
           Supplemental Indentures (incorporated by reference to Exhibit 4-B1 to IWC's Annual Report on Form 10-K for the year ended December 31,
           1980).

 (4.20)    Eleventh Supplemental Indenture dated as of December 1, 1971
           (incorporated by reference to Exhibit 4-B6 to Indianapolis Water
           Company's (IWC) Annual Report on Form 10-K for the year ended
           December 31, 1980).

 (4.21) Seventeenth Supplemental Indenture dated as of March 1, 1989, between Fidelity Bank, National Association and IWC (incorporated by reference to Exhibit 4-A9 to IWCR's Annual Report on Form 10-K for the year ended December 31, 1988).

 (4.22)    Eighteenth Supplemental Indenture dated as of March 1, 1989, between
           Fidelity Bank, National Association and IWC (incorporated by reference to Exhibit 4-A10 to IWCR's Annual Report on Form 10-K for the year ended December 31, 1988).

 (4.23)    Nineteenth Supplemental Indenture dated as of June 1, 1989, between
           Fidelity Bank, National Association and IWC (incorporated by reference to Exhibit 4-A9 to IWCR's Registration Statement
           (Registration No. 33-43939)).

  Exhibit
  Number                            Description of Item
  -------                           -------------------
 (4.24)    Twentieth Supplemental Indenture dated as of December 1, 1992, between Fidelity Bank, National Association and IWC (incorporated by reference to Exhibit 4-A9 to Registrant's Annual Report on Form 10-K
           for the year ended December 31, 1992).

 (4.25) Twenty-First Supplemental Indenture dated as of December 1, 1992, between Fidelity Bank, National Association and IWC (incorporated by reference to Exhibit 4-A10 to Registrant's Annual Report on Form 10-
           K for the year ended December 31, 1992).

 (4.26) Twenty-Second Supplemental Indenture dated as of April 1, 1993, between IWC and Fidelity Bank, National Association (incorporated by reference to Exhibit 4.15 to IWCR's Annual Report on Form 10-K for the year ended December 31, 1993).

 (4.27)    Indenture of Trust dated as of December 1, 1992, between City of
           Indianapolis, Indiana, and IWC to National City Bank, Indiana, as
           Trustee (incorporated by reference to Exhibit 10-J to IWCR's Annual
           Report on Form 10-K for the year ended December 31, 1992).

 (4.28)    Indenture of Trust, City of Indianapolis, Indiana, and IWC to
           National City Bank, Indiana, as Trustee, dated as of April 1, 1993
           (incorporated by reference to Exhibit 4.14 to IWCR's Annual Report on Form 10-K for the year ended December 31, 1993).

 (4.29)    Form of First Supplemental Indenture by and among NIPSCO Capital
           Markets, Inc., NIPSCO Industries, Inc., and The Chase Manhattan
           Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated February
           16, 1999).

 (4.30) Indenture of Trust of Town of Fishers and IWC to National City Bank of Indiana, As Trustee, dated as of July 15, 1998 (including Form of
           $30,000,000 Town of Fishers, Indiana Economic Development Water
           Facilities Refunding Revenue Bond, Series 1998 (Indianapolis Water
           Company Project) (incorporated by reference to Exhibit 4.1 to NIPSCO
           Industries, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1998).

 (4.31)    Indenture of Trust of City of Indianapolis, Indiana and IWC to
           National City Bank of Indiana, As Trustee, dated as of July 15, 1998
           (including Form of $10,000,000 City of Indianapolis, Indiana
           Economic Development Water Facilities Refunding Revenue Bonds,
           Series 1998 (Indianapolis Water Company Project) (incorporated by reference to Exhibit 4.2 to NIPSCO Industries, Inc.'s Quarterly
           Report on Form 10-Q for the period ended September 30, 1998).

 (4.32)    Certificate of Trust of NIPSCO Capital Trust I by and among Chase
           Manhattan Bank Delaware, The Chase Manhattan Bank, Stephen P. Adik,
           Francis P. Girot, Jr., and Arthur A. Paquin dated December 17, 1998
           (incorporated by reference to Exhibit 4.6 to the NIPSCO Industries, Inc. Registration Statement on Form S-3 dated December 18, 1998).

 (4.33)    Declaration of Trust of NIPSCO Capital Trust I by and among NIPSCO
           Capital Markets, Inc., The Chase Manhattan Bank, Chase Manhattan
           Bank Delaware, Stephen P. Adik, Francis P. Girot, Jr., and Arthur A.
           Paquin dated December 17, 1998 (incorporated by reference to Exhibit
           4.7 to the NIPSCO Industries, Inc. Registration Statement on Form S-
           3 dated December 18, 1998).

 (4.34)    Form of Pledge Agreement by and among NIPSCO Industries, Inc., The
           First National Bank of Chicago, as Collateral Agent and Securities
           Intermediary, and The Chase Manhattan Bank, as Purchase Contract
           (incorporated by reference to Exhibit 4.2 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated February 16, 1999).

  Exhibit
  Number                            Description of Item
  -------                           -------------------
 (4.35)    Form of Pledge Agreement by and among NIPSCO Industries, Inc., The
           First National Bank of Chicago, as Collateral Agent and Securities
           Intermediary, and The Chase Manhattan Bank, as Purchase Contract
           (incorporated by reference to Exhibit 4.2 to the NIPSCO Industries,
           Inc. Current Report on Form 8-K dated February 16, 1999).

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

 (10.3)    Form of Change in Control and Termination Agreements and Schedule of
           Parties to the Agreements (incorporated by reference to Exhibit 10.3 to the NIPSCO Industries, Inc. 10-K for the year ended December 31,
           1997).*

 (10.4)    Nonemployee Director Stock Incentive Plan of NIPSCO Industries, Inc.
           (As Amended and Restated Effective February 1, 1998).

 (10.5)    NIPSCO Industries, Inc. Long-Term Incentive Plan (As Amended and
           Restated Effective February 1, 1998).

 (10.6)    Amended and Restated Pension Plan Provisions effective January 1,
           1989 (incorporated by reference to Exhibit 17 to the Northern
           Indiana Current Report on Form 8-K dated March 25, 1992).*

 (10.7) NIPSCO Industries, Inc. 1994 Long-Term Incentive Plan (As Amended and Restated Effective February 1, 1998).
 (10.8)    First Amendment to NIPSCO Industries, Inc. 1994 Long-Term Incentive
           Plan.
 (10.9)    NIPSCO Industries, Inc. Directors' Charitable Gift Program effective
           September 27, 1994 (incorporated by reference to Exhibit 10.8 to the
           NIPSCO Industries Annual Report on Form 10-K for the year ended
           December 31, 1996).*

 (10.10) Employment Agreement (incorporated by reference to Exhibit 10.13 to the NIPSCO Industries, Inc. 10-K for the year ended December 31,
           1997).*

 (10.11) Executive Supplemental Pension Agreement (incorporated by reference to Exhibit 10.14 to the NIPSCO Industries, Inc. 10-K for the year ended December 31, 1997).*

 (10.12)   Agreement dated October 18, 1971, between IWC and Department of
           Public Works of the City of Indianapolis, Indiana, regarding the purchase of water at Eagle Creek Reservoir (incorporated by reference to Exhibit 5 to IWC's Registration Statement (Registration
           Statement No. 2-55201)).

 (10.13)   Loan Agreement dated as of December 1, 1992, between IWC and City of
           Indianapolis, Indiana (incorporated by reference to Exhibit 10-K to
           IWCR's Annual Report on Form 10-K for the year ended December 31,
           1992).

 (10.14)   Guaranty Agreement dated as of December 1, 1992, between IWCR and
           National City Bank, Indiana, as Trustee (incorporated by reference to Exhibit 10-L to IWCR's Annual Report on Form 10-K for the year ended December 31, 1992).

 (10.15)   Note Agreement dated as of March 1, 1994, between IWCR and American
           United Life Insurance Company (incorporated by reference to Exhibit
           10.10 to IWCR's Annual Report on Form 10-K for the year ended
           December 31, 1993).

  Exhibit
  Number                           Description of Item
  -------                          -------------------
 (10.16)   Loan Agreement dated as of April 1, 1993, between IWC and the City of Indianapolis (incorporated by reference to Exhibit 10.11 to
           IWCR's Annual Report on Form 10-K for the year ended December 31,
           1993).

 (10.17)   Guaranty Agreement between IWCR and National City Bank, Indiana, as
           Trustee, dated as of April 1, 1993 (incorporated by reference to Exhibit 10.12 to IWCR's Annual Report on Form 10-K for the year ended December 31, 1993).

 (12)      Ratio of Earnings to Fixed Charges for the Years Ended December 3,
           1993, 1994, 1995, 1996 and 1997, and for the Two Month Period Ended
           September 3, 1998
           (incorporated by reference to Exhibit 12 to the NIPSCO Industries, Inc. Registration Statement on Form S-3 dated December 18, 1998).

 (13)      1998 Annual Report to Shareholders for pages 24-65.

 (21)      List of Subsidiaries.

 (23)      Consent of Arthur Andersen LLP.

 (27) Financial Data Schedule (incorporated by reference to Exhibit 27.1 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated
           February 8, 1999).

--------
*Management contract or compensatory plan arrangement of NIPSCO Industries, Inc.