Form 10-K/A
period 1998-12-31
NIPSCO INDUSTRIES INC
filed 1999-03-31
CIK 823392

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              For the transition period from         to
                         Commission file number 1-9776

                            NIPSCO Industries, Inc.
            (Exact name of registrant as specified in its charter)

                Indiana                              35-1719974
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

         801 East 86th Avenue                           46410
         Merrillville, Indiana                        (Zip Code)
    (Address of principal executive
               offices)

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
                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       ----     ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
  As of February 26, 1999, 117,565,614 Common Shares (not including 30,218,604 Common Shares held in treasury), were outstanding. The aggregate market value of the Common Shares (based upon the February 26, 1999 closing price of $25.938 on the New York Stock Exchange) held by nonaffiliates was approximately $3,023,748,754.88. This information reflects the two-for-one stock split which was paid February 20, 1998, to shareholders of record at the close of business on January 30, 1998.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   The Registrant is filing this Form 10-K/A (Amendment No. 1) for the sole purpose of amending Exhibit 23 to its Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The amended Exhibit 23 includes additional Registration Statements on Form S-8 into which the consent of independent public accountants will be incorporated and omits certain Registration Statements on Form S-4 and Form S-3 from such consent.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          NIPSCO INDUSTRIES, INC.
                                          (Registrant)

Date       March 30, 1999                 By /s/ Stephen P. Adik
  _________________________________          __________________________________
                                             Stephen P. Adik, Its Senior
                                             Executive Vice President,Chief
                                             Financial Officer and Treasurer