Form 10-Q
period 1999-06-30
NISOURCE INC
filed 1999-08-13
CIK 823392

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

     As of July 31, 1999, 125,036,646 common shares were outstanding.

NiSource Inc.

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Public Accountants

To The Board of Directors of
NiSource Inc.:

      We have audited the accompanying consolidated balance sheets of NiSource Inc. (an Indiana corporation) and subsidiaries as of June 30, 1999, and December 31, 1998, and the related consolidated statements of income, common shareholders' equity and cash flows for the three, six and twelve month periods ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NiSource Inc. and subsidiaries as of June 30, 1999, and December 31, 1998, and the results of their operations and their cash flows for the three, six and twelve month periods ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.





                                   /s/ Arthur Andersen LLP

Chicago, Illinois
August 06, 1999

Consolidated Balance Sheets
                                                              June 30,           December 31,
Assets                                                          1999                 1998
                                                             ==========          ==========
(In thousands)
Property, Plant and Equipment:
 Utility Plant
    Electric                                                 $    4,198,729      $    4,154,060
    Gas                                                           2,806,833           1,447,945
    Water                                                           701,773             663,355
    Common                                                          362,861             364,822
                                                          ----------------- -------------------
                                                                  8,070,196           6,630,182
    Less -Accumulated depreciation and amortization               3,318,157           2,968,078
                                                          ----------------- -------------------
      Net Utility Plant                                           4,752,039           3,662,104
                                                          ----------------- -------------------
 Other property, at cost, net of accumulated depreciation           133,273              86,565
                                                          ----------------- -------------------
      Net Property, Plant and Equipment                           4,885,312           3,748,669
                                                          ----------------- -------------------
Investments:
 Investments, at equity                                             242,822             111,340
 Investments, at cost                                                53,498              41,609
 Other investments                                                   37,832              28,702
                                                          ----------------- -------------------
      Total Investments                                             334,152             181,651
                                                          ----------------- -------------------
Current Assets:
 Cash and cash equivalents                                           49,816              60,848
 Accounts receivable, less reserve of  $20,516 and
     $8,984, respectively                                           308,681             261,971
 Other receivables                                                   36,702              31,780
 Gas cost adjustment clause                                              --              45,738
 Materials and supplies, at average cost                             64,827              62,818
 Electric production fuel, at average cost                           26,962              32,402
 Natural gas in storage                                              80,358              69,640
 Prepayments and other                                               42,728              41,670
                                                          ----------------- -------------------
      Total Current Assets                                          610,074             606,867
                                                          ----------------- -------------------
Other Assets:
 Regulatory assets                                                  224,661             209,059
 Intangible assets, net of accumulated amortization                 123,401              65,039
 Prepayments and other                                              224,291             175,218
                                                          ----------------- -------------------
      Total Other Assets                                            572,353             449,316
                                                          ----------------- -------------------
                                                             $    6,401,891      $    4,986,503
                                                                 ==========          ==========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets
                                                                  June 30,         December 31,
Capitalization and Liabilities                                     1999                1998
                                                                ===========         ===========
  (In thousands)
Capitalization:
Common shareholders' equity
  (See accompanying statement)                               $    1,369,127      $    1,149,708
Preferred stocks, excluding amounts due within
     one year-
     Series without mandatory redemption provisions                  85,612              85,613
     Series with mandatory redemption provisions                     55,185              56,435
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Company debentures                                         345,000                --
Long-term debt, excluding amounts due within one year             1,844,372           1,667,965
                                                          -----------------   -----------------
           Total Capitalization                                   3,699,296           2,959,721
                                                          -----------------   -----------------
Current Liabilities:
 Current portion of long-term debt                                  163,426               6,790
 Short-term borrowings                                              493,993             411,040
 Accounts payable                                                   243,528             251,399
 Dividends declared on common and preferred stocks                   32,920              31,072
 Customer deposits                                                   25,987              22,199
 Taxes accrued                                                       27,553              44,939
 Interest accrued                                                    29,563              21,202
 Fuel adjustment clause                                               2,737               6,279
 Gas cost adjustment clause                                             609                  --
 Accrued employment costs                                            43,956              52,121
 Other accruals                                                      99,981              39,022
                                                          -----------------   -----------------
      Total Current Liabilities                                   1,164,253             886,063
                                                          -----------------   -----------------
Other:
 Deferred income taxes                                              987,792             667,167
 Deferred investment tax credits, being amortized over
   life of related property                                          98,830              98,177
 Deferred credits                                                   108,802              68,046
 Customer advances and contributions in aid of construction         121,922             118,778
 Accrued liability for postretirement benefits                      151,816             143,870
 Other noncurrent liabilities                                        69,180              44,681
                                                          -----------------   -----------------
      Total Other Liabilities                                     1,538,342           1,140,719
                                                          -----------------   -----------------
Commitments and Contingencies                                $    6,401,891      $    4,986,503
                                                                 ==========          ==========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

 (In thousands, except for per share amounts)
                                                       Three Months                  Six Months
                                                       Ended June 30,               Ended June 30,
                                                   ---------------------        ---------------------
                                                     1999         1998            1999         1998
                                                   ========     ========        ========     ========
Operating Revenues:
  Gas                                             $ 308,636    $ 233,347      $  862,532   $  632,263
  Electric                                          276,735      344,935         541,065      667,847
  Water                                              24,031       20,857          44,900       38,566
  Products and Services                              71,344       53,269         123,741       93,076
                                                   ----------   ----------     ----------   ----------
                                                    680,746      652,408       1,572,238    1,431,752
                                                   ----------   ----------     ----------   ----------
Cost of Sales:
 Gas costs                                          225,137      182,311         604,727      476,918
 Fuel for electric generation                        57,630       65,423         115,928      121,017
 Power purchased                                     26,357       95,735          48,407      186,012
 Products and Services                               37,022       26,084          62,611       46,016
                                                   ----------   ----------     ----------   ----------
                                                    346,146      369,553         831,673      829,963
                                                   ----------   ----------     ----------   ----------
Operating Margin                                    334,600      282,855         740,565      601,789
                                                   ----------   ----------     ----------   ----------
Operating Expenses and Taxes:
  Operation                                         128,298       98,048         255,127      194,219
  Maintenance                                        21,913       21,011          44,222       39,958
  Depreciation and amortization                      77,539       63,643         150,448      126,917
  Taxes (except income)                              25,225       21,110          53,234       44,538
                                                   ----------   ----------     ----------   ----------
                                                    252,975      203,812         503,031      405,632
                                                   ----------   ----------     ----------   ----------
Operating Income                                     81,625       79,043         237,534      196,157
                                                   ----------   ----------     ----------   ----------
Other Income (Deductions):
   Interest expense, net                           (40,314)     (31,115)        (77,002)     (61,445)
   Minority interests                               (5,416)           --         (8,124)           --
   Dividend requirements on preferred stock         (2,077)      (2,128)         (4,193)      (4,295)
   Other, net                                           782        (931)           7,866        7,517
                                                   ----------   ----------     ----------   ----------
                                                   (47,025)     (34,174)        (81,453)     (58,223)
                                                   ----------   ----------     ----------   ----------
Income Before Income Taxes                           34,600       44,869         156,081      137,934

Income Taxes                                         11,656       15,424          56,578       47,767
                                                   ----------   ----------     ----------   ----------
Net Income                                        $  22,944    $  29,445      $   99,503   $   90,167
                                                   ========     ========        ========     ========
Average common shares outstanding - basic           124,951      122,181         123,805      123,022

Basic earnings per average common share           $    0.18    $    0.24      $     0.80   $     0.73
                                                   ========     ========        ========     ========
Diluted earnings per average common share         $    0.18    $    0.24      $     0.80   $     0.73
                                                   ========     ========        ========     ========
Dividends declared per common share               $   0.255    $   0.240      $    0.510   $    0.480
                                                   ========     ========        ========     ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

 (In thousands, except for per share amounts)
                                                      Twelve Months
                                                      Ended June 30,
                                                  ---------------------
                                                    1999         1998
                                                  ========     ========
Operating Revenues:
  Gas                                            $1,440,044   $1,242,778
  Electric                                        1,299,818    1,320,737
  Water                                              90,313       80,514
  Products and Services                             243,089      191,127
                                                  ---------    ---------
                                                  3,073,264    2,835,156
                                                  ---------    ---------
Cost of Sales:
 Gas costs                                        1,052,847      947,513
 Fuel for electric generation                       245,560      246,548
 Power purchased                                    274,685      328,167
 Products and Services                              120,985       94,944
                                                  ---------    ---------
                                                  1,694,077    1,617,172
                                                  ---------    ---------

Operating Margin                                  1,379,187    1,217,984
                                                  ---------    ---------
Operating Expenses and Taxes:
  Operation                                         460,502      395,318
  Maintenance                                        78,894       78,182
  Depreciation and amortization                     280,005      253,962
  Taxes (except income)                              96,903       86,346
                                                  ---------    ---------
                                                    916,304      813,808
                                                  ---------    ---------
Operating Income                                    462,883      404,176
                                                  ---------    ---------
Other Income (Deductions):
   Interest expense, net                          (144,361)    (124,720)
   Minority interests                               (8,124)           --
   Dividend requirements on preferred stock         (8,436)      (8,640)
   Other, net                                        10,933        9,574
                                                  ---------    ---------
                                                  (149,988)    (123,786)
                                                  ---------    ---------
Income Before Income Taxes                          312,895      280,390

Income Taxes                                        109,673       98,448
                                                  ---------    ---------
Net Income                                       $  203,222   $  181,942
                                                   ========     ========
Average common shares outstanding - basic           121,166      124,157

Basic earnings per average common share          $     1.67   $     1.46
                                                   ========     ========
Diluted earnings per average common share        $     1.66   $     1.46
                                                   ========     ========
Dividends declared per common share              $    1.005   $    0.945
                                                   ========     ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statement Of Common Shareholders' Equity

                                                             Additional
(In thousands)                     Common        Treasury      Paid-in       Retained
Three Months Ended                Shares           Shares      Capital       Earnings       Other
========================         ==========     ==========    ==========    ==========    ==========
Balance, April 1, 1998           $  870,930     $(384,009)    $   89,878    $  697,928    $  (2,159)
Comprehensive Income:
  Net income                                                                    29,445
  Other comprehensive income,
   net of tax:
     Gain/loss on available
      for sale securities:
     Unrealized (net of income
       tax of $77)
     Realized (net of income
       tax of $620)
  Gain (loss) on foreign
   currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
 Common shares                                                                (28,708)
Treasury shares acquired                          (74,684)
Issued:
 Employee stock purchase plan                           94           237
 Long-term incentive plan                            2,581           587                     (1,096)
 Amortization of
  unearned compensation                                                                          293
 Other                                                                 2          (32)

                                 ----------     ----------    ----------    ----------    ----------
Balance, June 30, 1998           $  870,930     $(456,018)    $   90,704    $  698,633    $  (2,962)
                                 ==========     ==========    ==========    ==========    ==========

Balance, April 1, 1999           $  870,930     $(459,568)    $  171,586    $  788,551    $  (1,474)
Comprehensive Income:
  Net income                                                                    22,944
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
      sale securities:
     Unrealized (net of income
       tax of $874)
     Realized (net of income tax
       of  $83)
  Gain (loss) on foreign
   currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
   Common shares                                                              (31,626)
Treasury shares acquired                             (983)
Issued:
 Employee stock purchase plan                          112           267
 Long-term incentive plan                            2,092            38                       (150)
 Bay State Gas Acquisition                            (15)          (34)
 COLCOM Acquisition                                  2,722           939
 Amortization of
  unearned compensation                                                                          648
 Equity contract costs                                             (408)
Other                                                                            (767)
                                 ----------     ----------    ----------    ----------    ----------
Balance, June 30, 1999           $  870,930     $(455,640)    $  172,388    $  779,102    $    (976)
                                 ==========     ==========    ==========    ==========    ==========




                                 Accumulated                                         Shares
                                   Other                                     --------------------------
   Three Months Ended           Comprehensive               Comprehensive      Common      Treasury
       (continued)                Income          Total         Income         Shares        Shares
========================         ==========     ==========    ==========    ==========    ==========
Balance, April 1, 1998           $    3,962     $1,276,530                  $  147,784     $(24,178)
Comprehensive Income:
  Net income                                        29,445        29,445
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
      sale securities:
     Unrealized (net of income
       tax of $77)                      130            130           130
     Realized (net of income tax
       of $620)                     (1,016)        (1,016)       (1,016)
  Gain (loss) on foreign
   currency translation:
       Unrealized                     (660)          (660)         (660)
       Realized                         186            186           186
                                                              ----------
Total Comprehensive Income                                    $   28,085
                                                              ==========
Dividends:
 Common shares                                    (28,708)
Treasury shares acquired                          (74,684)                                   (2,717)
Issued:
 Employee stock purchase plan                          331                                        12
 Long-term incentive plan                            2,072                                       133
 Amortization of
  unearned compensation                                293
Other                                                 (30)
                                 ----------     ----------                  ----------    ----------
Balance, June 30, 1998           $    2,602     $1,203,889                  $  147,784    $ (26,750)
                                 ==========     ==========                  ==========    ==========

Balance, April 1, 1999           $    1,590     $1,371,615                  $  147,784    $ (22,985)
Comprehensive Income:
  Net income                                        22,944        22,944
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
      sale securities:
     Unrealized (net of income
       tax of $874)                   1,431          1,431         1,431
     Realized (net of income tax
       of  $83)                         136            136           136
  Gain (loss) on foreign
   currency translation:
       Unrealized                       166            166           166
                                                              ----------
       Realized
Total Comprehensive Income                                    $   24,677
                                                              ==========
Dividends:
   Common shares                                  (31,626)
Treasury shares acquired                             (983)                                      (36)
Issued:
 Employee stock purchase plan                          379                                        14
 Long-term incentive plan                            1,980                                       104
 Bay State Gas Acquisition                            (49)                                       (1)
 Amortization of
  unearned compensation                                648
COLCOM Acquisition                                   3,661                                       134
Equity contract costs                                (408)
Other                                                (767)
                                 ----------     ----------                  ----------    ----------
Balance, June 30, 1999           $    3,323     $1,369,127                  $  147,784    $ (22,770)
                                 ==========     ==========                  ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                              Additional
(In thousands)                     Common        Treasury      Paid-in       Retained
Six Months Ended                   Shares         Shares       Capital       Earnings       Other
========================         ==========     ==========    ==========    ==========    ==========
Balance, January 1, 1998         $  870,930     $(363,943)    $   89,768    $  667,790    $  (2,624)
Comprehensive Income:
  Net income                                                                    90,167
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
      sale securities:
     Unrealized (net of income
       tax of  $761)
     Realized (net of income
       of $620)
  Gain (loss) on foreign
   currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
  Common shares                                                               (58,637)
Treasury shares acquired                          (97,982)             2
Issued:
 Employee stock purchase plan                          151           357
 Long-term incentive plan                            5,756           575                     (1,130)
  NEM Acquisition
 Amortization of
  unearned compensation                                                                          792
  Other                                                                2         (687)
                                 ----------     ----------    ----------    ----------    ----------
Balance, June 30, 1998           $  870,930     $(456,018)    $   90,704    $  698,633    $  (2,962)
                                 ==========     ==========    ==========    ==========    ==========

Balance January 1, 1999          $  870,930     $(559,027)    $   94,181    $  744,309    $  (1,815)
Comprehensive Income:
  Net income                                                                    99,503
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
      sale securities:
     Unrealized (net of income
       tax of $1,007)
     Realized (net of income tax
       of  $161)
  Gain (loss) on foreign
   currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
   Common shares                                                              (63,733)
Treasury shares acquired                         (108,641)
Issued:
 Employee stock purchase plan                          227           593
 Long-term incentive plan                            3,198           159                       (532)
 Bay State Gas Acquisition                         205,881       109,753
COLCOM Acquisition                                   2,722           939
 Amortization of
  unearned compensation                                                                        1,371
Equity contract costs                                           (33,237)
Other                                                                            (977)
                                 ----------     ----------    ----------    ----------    ----------
Balance, June 30, 1999           $  870,930     $(455,640)    $  172,388    $  779,102    $    (976)
                                 ==========     ==========    ==========    ==========    ==========


                                 Accumulated                                           Shares
                                    Other                                    --------------------------
   Six Months Ended             Comprehensive               Comprehensive      Common      Treasury
     (continued)                   Income         Total         Income         Shares        Shares
========================         ==========     ==========    ==========    ==========    ==========
 Balance, January 1, 1998        $    2,867     $1,264,788                  $  147,784    $ (23,472)
Comprehensive Income:
  Net income                                        90,167        90,167
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
      sale securities:
     Unrealized (net of income
       tax of $761)                   1,249          1,249         1,249
     Realized (net of income tax
        of $620)                    (1,016)        (1,016)       (1,016)
  Gain (loss) on foreign
    currency translation:
       Unrealized                     (684)          (684)         (684)
       Realized                         186            186           186
                                                              ----------
Total Comprehensive Income                                       $89,902
                                                              ==========
Dividends:
 Common shares                                    (58,637)
Treasury shares acquired                          (97,980)                                   (3,627)
Issued:
 Employee stock purchase plan                          508                                        19
 Long-term incentive plan                            5,201                                       330
  NEM Acquisition
 Amortization of
  unearned compensation                                792
Other                                                (685)
                                 ----------     ----------                  ----------    ----------
Balance, June 30, 1998           $    2,602     $1,203,889                  $  147,784    $ (26,750)
                                 ==========     ==========                  ==========    ==========

Balance January 1, 1999          $    1,130     $1,149,708                  $  147,784    $ (30,254)
Comprehensive Income:
  Net income                                        99,503        99,503
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
      sale securities:
     Unrealized (net of income
       tax of $1,007)                 1,648          1,648         1,648
     Realized (net of income tax
       of  $161)                        263            263           263
  Gain (loss) on foreign
    currency translation:
       Unrealized                       282            282           282
                                                              ----------
       Realized
Total Comprehensive Income                                    $  101,696
                                                              ==========
Dividends:
   Common shares                                  (63,733)
Treasury shares acquired                         (108,641)                                   (3,883)
Issued:
 Employee stock purchase plan                          820                                        29
 Long-term incentive plan                            2,825                                       162
 Bay State Gas Acquisition                         315,634                                    11,042
COLCOM Acquisition                                   3,661                                       134
 Amortization of
  unearned compensation                              1,371
Equity contract costs                             (33,237)
Other                                                (977)
                                 ----------     ----------                  ----------    ----------
Balance, June 30, 1999           $    3,323     $1,369,127                  $  147,784    $ (22,770)
                                 ==========     ==========                  ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                              Additional
(In thousands)                     Common        Treasury      Paid-in       Retained
Twelve Months Ended                Shares         Shares       Capital       Earnings       Other
========================         ==========     ==========    ==========    ==========    ==========
Balance, July 1, 1997            $  870,930     $(336,416)    $   89,556    $  634,083    $  (3,741)
Comprehensive Income:
  Net income                                                                   181,942
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
      sale securities:
     Unrealized (net of income
       tax of $1,001)
     Realized (net of income
       tax of $620)
  Gain (loss) on foreign
   currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
  Common shares                                                              (116,705)
Treasury shares acquired                         (128,534)             1
Issued:
 Employee stock purchase plan                          282           570
 Long-term incentive plan                            8,650           575
IWCR Acquisition                                                                             (1,130)
  NEM Acquisition
 Amortization of
  unearned compensation                                                                        1,909
  Other                                                                2         (687)
                                 ----------     ----------    ----------    ----------    ----------
Balance, June 30, 1998           $  870,930     $(456,018)    $   90,704    $  698,633    $  (2,962)
                                 ==========     ==========    ==========    ==========    ==========

Balance July 1, 1998             $  870,930     $(456,018)    $   90,704    $  698,633    $  (2,962)
Comprehensive Income:
  Net income                                                                   203,222
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
      sale securities:
     Unrealized (net of income
       tax of $1,118)
     Realized (net of income tax
       of  $559)
  Gain (loss) on foreign
   currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
   Common shares                                                             (121,692)
Treasury shares acquired                         (214,635)
Issued:
 Employee stock purchase plan                          417         1,125
 Long-term incentive plan                            5,993           159                       (486)
COLCOM Acquisition                                   2,722           939
 Bay State Gas Acquisition                         205,881       109,753
 Amortization of
  unearned compensation                                                                        2,472
 Equity contract costs                                          (33,237)
Other                                                              2,945       (1,061)
                                 ----------     ----------    ----------    ----------    ----------
Balance, June 30, 1999           $  870,930     $(455,640)    $  172,388    $  779,102    $    (976)
                                 ==========     ==========    ==========    ==========    ==========


                                 Accumulated                                          Shares
                                   Other                                     --------------------------
   Twelve Months Ended         Comprehensive                 Comprehensive    Common        Treasury
       (continued)                 Income          Total        Income        Shares         Shares
========================         ==========     ==========    ==========    ==========    ==========
 Balance, July 1, 1997           $    4,005     $1,258,417                  $  147,784    $ (22,317)
Comprehensive Income:
  Net income                                       181,942       181,942
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
      sale securities:
     Unrealized (net of income
       tax of $1,001)                 1,641          1,641         1,641
     Realized (net of income
       tax of $620)                 (1,016)        (1,016)       (1,016)
  Gain (loss) on foreign
   currency translation:
       Unrealized                   (2,214)        (2,214)       (2,214)
       Realized                         186            186           186
                                                              ----------
Total Comprehensive Income                                    $  180,539
                                                              ==========
Dividends:
 Common shares                                   (116,705)
Treasury shares acquired                         (128,533)                                   (4,987)
Issued:
 Employee stock purchase plan                          852                                        36
 Long-term incentive plan                            9,225                                       518
  IWCR Acquisition                                 (1,130)
  NEM Acquisition
 Amortization of
  unearned compensation                              1,909
Other                                                (685)
                                 ----------     ----------                  ----------    ----------
Balance, June 30, 1998           $    2,602     $1,203,889                  $  147,784    $ (26,750)
                                 ==========     ==========                  ==========    ==========

Balance July 1, 1998             $    2,602     $1,203,889                  $  147,784    $ (26,750)
Comprehensive Income:
  Net income                                       203,222       203,222
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
      sale securities:
     Unrealized (net of income
       tax of $1,118)                 1,829          1,829         1,829
     Realized (net of income tax
       of  $559)                      (917)          (917)         (917)
  Gain (loss) on foreign
   currency translation:
       Unrealized                     (191)          (191)         (191)
                                                              ----------
       Realized
Total Comprehensive Income                                    $  203,943
                                                              ==========
Dividends:
   Common shares                                 (121,692)
Treasury shares acquired                         (214,635)                                   (7,565)
Issued:
 Employee stock purchase plan                        1,542                                        52
 Long-term incentive plan                            5,666                                       317
COLCOM Acquisition                                   3,661                                       134
 Bay State Gas Acquisition                         315,634                                    11,042
 Amortization of
  unearned compensation                              2,472
Equity contract costs                             (33,237)
Other                                                1,884
                                 ----------     ----------                  ----------    ----------
Balance, June 30, 1999           $    3,323     $1,369,127                  $  147,784    $ (22,770)
                                 ==========     ==========                  ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
(In thousands)
                                                         Three Months                      Six Months
                                                         Ended June 30,                  Ended June 30,
                                                     ---------------------          ---------------------
                                                       1999        1998               1999         1998
                                                     ========     ========          ========     ========
Cash flows from operating activities:
 Net income                                          $ 22,944     $ 29,445          $ 99,503     $ 90,167
Adjustments to reconcile net income
 to net cash:
    Depreciation and amortization                      77,539       63,643           150,448      126,917
    Deferred federal and state
         income taxes, net                            (3,822)     (12,610)          (30,750)     (42,650)
    Deferred investment tax credits, net              (1,920)      (1,821)           (3,807)      (3,642)
    Other, net                                          3,412          303           (3,025)      (4,744)
 Change in certain assets and liabilities -*
    Accounts receivable, net                          148,423       12,898           129,445          507
    Other receivables                                   (615)       94,656           (4,922)       74,066
     Natural gas in storage                          (21,261)     (16,553)            30,297       23,860
     Accounts payable                                (86,359)      (4,160)         (142,277)     (17,630)
     Taxes accrued                                   (96,598)     (67,836)           (2,459)       12,477
    Gas cost adjustment clause                        (1,900)       11,147            72,447       63,166
    Accrued employment costs                            4,189      (1,649)          (16,439)     (17,945)
    Other accruals                                    (3,725)      (4,587)            27,725      (8,593)
    Other, net                                       (16,356)      (1,099)             4,984      (4,614)
                                                    ---------    ---------         ---------    ---------
      Net cash provided by operating activities        23,951      101,777           311,170      291,342
                                                    ---------    ---------         ---------    ---------
Cash flows from investing activities:
  Utility construction expenditures                  (77,977)     (64,075)         (136,092)    (112,278)
  Acquisition of businesses,
          net of cash acquired                      (153,765)           --         (716,031)           --
 Proceeds from disposition of assets                    2,144          714            27,560       10,419
 Other, net                                          (26,355)     (15,228)          (42,618)     (41,144)
                                                    ---------    ---------         ---------    ---------
      Net cash used in investing activities         (255,953)     (78,589)         (867,181)    (143,003)
                                                    ---------    ---------         ---------    ---------
Cash flows from financing activities:
 Issuance of long-term debt                           179,516            4           257,771        6,375
Retirement of long-term debt                        (178,354)     (35,026)         (183,072)     (37,573)
Change in short-term debt                             244,020      109,985          (16,350)       40,233
Retirement of preferred shares                        (1,251)      (1,255)           (1,251)      (1,256)
 Proceeds from Corporate Premium
         Income Equity Securities, net                     --           --           334,650           --
 Issuance of common shares                              6,121        3,499           323,472        6,839
 Acquisition of treasury shares                         (983)     (74,684)         (108,641)     (97,982)
 Cash dividends paid on common shares                (31,846)     (29,520)          (61,826)     (59,309)
 Other, net                                               113          117               226          238
                                                    ---------    ---------         ---------    ---------
 Net cash provided by (used in)
 financing activities                                 217,336     (26,880)           544,979    (142,435)
                                                    ---------    ---------         ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                                    (14,666)      (3,692)          (11,032)        5,904

Cash and cash equivalents at
   beginning of the period                             64,482       40,376            60,848       30,780
                                                    ---------    ---------         ---------    ---------
Cash and cash equivalents at
   end of the period                                 $ 49,816     $ 36,684          $ 49,816     $ 36,684
                                                     ========     ========          ========     ========
 *Net of effect from acquisitions of businesses.

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
(In thousands)
                                                        Twelve Months
                                                        Ended June 30,
                                                    ----------------------
                                                       1999        1998
                                                    =========    =========
Cash flows from operating activities:
 Net income                                          $203,222     $181,942
Adjustments to reconcile net income
 to net cash:
    Depreciation and amortization                     280,005      253,962
    Deferred federal and state
         income taxes, net                           (10,041)     (11,204)
    Deferred investment tax credits, net              (7,526)      (7,383)
    Other, net                                        (1,021)      (7,377)
 Change in certain assets and liabilities -*
    Accounts receivable, net                          100,278     (55,925)
    Other receivables                                 (3,537)       78,371
    Natural gas in storage                            (1,767)      (2,449)
    Accounts payable                                (104,862)       23,954
    Taxes accrued                                    (24,769)     (19,383)
    Gas cost adjustment clause                         53,534       20,230
    Accrued employment costs                          (5,172)      (3,885)
    Other accruals                                     27,410     (12,063)
    Other, net                                       (16,840)       68,497
                                                    ---------    ---------
      Net cash provided by operating activities       488,914      507,287
                                                    ---------    ---------
Cash flows from investing activities:
  Utility construction expenditures                 (262,116)    (222,538)
  Acquisition of businesses,
     net of cash acquired                           (716,031)           --
  Proceeds from disposition of assets                  29,729       16,637
  Proceeds from settlement of litigation                   --       41,069
  Other, net                                         (51,589)     (76,187)
                                                    ---------    ---------
      Net cash used in investing activities       (1,000,007)    (241,019)
                                                    ---------    ---------
Cash flows from financing activities:
  Issuance of long-term debt                          298,776      256,345
 Retirement of long-term debt                       (241,130)    (360,670)
 Change in short-term debt                            140,435       81,827
 Retirement of preferred shares                       (2,408)      (2,411)
 Proceeds from Corporate Premium
         Income Equity Securities, net                334,650           --
  Issuance of common shares                           326,989       10,072
  Acquisition of treasury shares                    (214,635)    (128,534)
  Cash dividends paid on common shares              (118,903)    (115,807)
  Other, net                                              451          203
                                                    ---------    ---------
 Net cash provided by (used in)
 financing activities                                 524,225    (258,975)
                                                    ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                                      13,132        7,293

Cash and cash equivalents at
   beginning of the period                             36,684       29,391
                                                    ---------    ---------
Cash and cash equivalents at
   end of the period                                 $ 49,816     $ 36,684
                                                    =========    =========
 *Net of effect from acquisitions of businesses.

     The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(1) Holding Company Structure: NiSource Inc. (NiSource), formerly NIPSCO Industries, Inc., is an energy and utility-based holding company headquartered in Merrillville, Indiana that provides natural gas, electricity and water to the public for residential, commercial and industrial uses. NiSource was organized as an Indiana holding company in 1987 under the name "NIPSCO Industries, Inc.," and changed its name to NiSource Inc. on April 14, 1999 to reflect its new direction as a multi-state supplier of energy and water resources and related services.

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

     Non-regulated energy and utility-related services are provided through the wholly-owned "Products and Services" subsidiaries. Products and Services subsidiaries perform energy-related services and offer products in connection with these services, which include installing, repairing and maintaining underground gas pipelines and locating and marking utility lines.

     In addition to the Utilities and the Products and Services subsidiaries, NiSource has a wholly-owned subsidiary, NiSource Capital Markets, Inc. (Capital Markets), which engages in financing activities for NiSource and certain of its subsidiaries, excluding Northern Indiana Public Service Company (Northern Indiana).

     On June 7, 1999,  NiSource made an offer to acquire  Columbia  Energy Group
(CEG) for $5.7 billion, or $68 per share of CEG common stock, in cash. CEG rejected the offer, and on June 25, 1999, a tender offer was commenced for all outstanding shares of CEG common stock at $68 per share in cash. The terms and conditions of the tender offer are set forth in the Offer to Purchase dated June 25, 1999, as amended, and the related Letter of Transmittal. A commitment letter has been accepted under which certain financial institutions have agreed, subject to specified conditions, to provide $6.0 billion to finance the proposed acquisition of CEG. CEG's board of directors has recommended that CEG shareholders reject the tender offer and not tender their shares. The tender offer is subject to a number of uncertainties, and no assurance can be given as to whether, or on what terms, CEG will be acquired. As of Friday August 6, 1999, CEG shareholders had tendered 49.6 million shares pursuant to the tender offer. This represents more than 60% of CEG's common shares outstanding. NiSource has extended the tender offer until October 15, 1999. At June 30, 1999 and July 31, 1999, approximately $5.3 million and $6.2 million, respectively, in filing fees and professional services fees related to the CEG acquisition were capitalized.

       CEG, based in Herndon, Virginia, is one of the nation's leading energy services companies, with 1998 revenues of $6.6 billion and assets of $7.0 billion. CEG's subsidiaries engage in all phases of the natural gas business, including exploration and production, transmission, storage and distribution, as well as commodities marketing, energy management, and propane sales. CEG sells natural gas to about 2 million customers in Kentucky, Maryland, Ohio, Pennsylvania, Virginia and Washington D.C. It owns 16,500 miles of interstate gas pipelines that run from Louisiana to the Northeast.

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

     On April 1, 1999, NiSource acquired all of the stock of TPC Corporation. As a result of the acquisition, NiSource indirectly owns a 77.3% equity interest in Market Hub Partners, L.P. (MHP). However, NiSource does not control the operations of MHP based upon the governance provisions included in the partnership agreement. Accordingly, NiSource accounts for its interests in MHP using the equity method of accounting. The consolidated financial statements and disclosures include operating results from TPC from the date of acquisition through June 30, 1999. See Note 3 for additional information on this acquisition.

     On February 12, 1999, NiSource acquired Bay State Gas Company (BSG) and its subsidiaries. Accordingly, the consolidated financial statements and disclosures include operating results from BSG from the date of acquisition through June 30, 1999. See Note 3 for additional information on this acquisition.

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

Operating Revenues. Utility revenues are recorded based on estimated service rendered, but are billed to customers monthly on a cycle basis. Electric and gas marketing revenues are recognized as the related commodity is delivered to customers. Effective January 1, 1999, revenues relating to electric and gas trading operations are recorded based upon changes in the fair values of the related energy trading contracts. Construction revenues are recognized on the percentage of completion method whereby revenues are recognized in proportion to costs incurred over the life of each project. Provisions for losses on construction contracts, if any, are recorded in the period in which such losses become probable.

     Depreciation and Maintenance. The Utilities provide depreciation on a straight-line method over the remaining service lives of the electric, gas, water and common properties. The approximate weighted average remaining lives for major components of electric, gas, and water plant are as follows:

Electric:
---------
Electric generation plant                                    24 years
Transmission plant                                           26 years
Distribution plant                                           25 years
Other electric plant                                         24 years

Gas:
Gas storage plant                                            21 years
Transmission plant                                           27 years
Distribution plant                                           30 years
Other gas plant                                              21 years

Water:
Water source and treatment plant                             34 years
Distribution plant                                           68 years
Other water plant                                            13 years

         The depreciation provisions for utility plant, as a percentage of the original cost, for the three-month, six-month and twelve-month periods ended June 30, 1999 and 1998 were as follows:

                              Three Months          Six Months           Twelve Months
                              Ended June30,        Ended June 30,         Ended June 30,
                         -------     ------     -------     ------     -------     -------
                           1999        1998      1999       1998        1999        1998
                         =======     ======     =======     ======     =======     =======
Electric                    3.7%       3.7%        3.7%       3.6%        3.7%        3.6%
Gas                         4.3%       5.1%        4.5%       5.2%        4.6%        5.2%
Water                       2.2%       2.0%        2.1%       2.0%        2.2%        2.0%

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

Plant Acquisition Adjustments. Net utility plant includes amounts allocated to utility plant in excess of the original cost as part of the purchase price allocation associated with the acquisition of utility businesses, net of accumulated amortization. Net plant acquisition adjustments were $727.3 million and $185.4 million at June 30, 1999 and December 31, 1998, respectively, and are being amortized over forty-year periods from the respective dates of acquisition.

Intangible Assets. The excess of cost over the fair value of the net assets of non-utility businesses acquired is recorded as goodwill. Goodwill of $117.6 million and $61.9 million at June 30, 1999 and December 31, 1998, respectively, is being amortized over a weighted average period of 28 years. Other intangible assets, approximating $12.5 million and $7.7 million at June 30, 1999 and December 31, 1998, respectively, are being amortized over periods of four to eight years. The recoverability of intangible assets is assessed on a periodic basis to confirm that expected future cash flows will be sufficient to support the recorded intangible assets. Accumulated amortization of intangible assets at June 30, 1999 and December 31, 1998 was approximately $6.7 million and $4.6 million, respectively.

Coal Reserves. The costs of reserves under a long-term mining contract to mine coal reserves through the year 2001 are being recovered through the rate-making process as such coal reserves are used to produce electricity.

     Accounts  Receivable.   At  June  30,  1999,  $100.0  million  of  accounts
receivable had been sold under a sales agreement, which expires on May 31, 2002.

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

                     June 30,        January 1,       April 1,          June 30,       January 1,         April 1,
(In millions)          1997            1998             1998              1998            1999              1999
                   ----------     -------------    -------------      ------------    -----------         ----------
Securities            $ 4.0            $ 4.4            $ 5.6            $ 4.7           $ 3.6               $ 4.0
Foreign currency      $(.1)            $(1.6)           $(1.6)           $(2.1)          $(2.5)              $(2.4)

     Statements of Cash Flows. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

     Cash paid during the periods reported for income taxes and interest was as follows:

                                             Three Months                   Six Months                    Twelve Months
                                            Ended June 30,                 Ended June 30,                Ended June 30,
                                       ------------  -----------    ------------  -----------      ------------  ------------
(In thousands)                             1999         1998            1999          1998             1999         1998
                                         =======      =======         =======       =======          =======       =======
Income taxes                             $ 88,713     $ 76,100        $ 90,178      $ 76,100         $ 141,791     $ 131,249
Interest, net of amounts capitalized     $ 41,329     $ 32,637        $ 72,680      $ 56,186         $ 134,573     $ 113,892

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

Natural Gas in Storage. Both the last-in, first-out (LIFO) inventory methodology and the weighted average methodology are used to value natural gas in storage. Based on the average cost of gas purchased under the LIFO method in June 1999 and December 1998, the estimated replacement cost of gas in storage (current and non-current) at June 30, 1999 and December 31, 1998 exceeded the stated LIFO cost by $38.5 million and $33.7 million, respectively. Inventory valued using LIFO was $25.6 million and $50.8 million at June 30, 1999 and December 31, 1998, respectively. Inventory valued using the weighted average methodology was $54.8 million and $18.8 million at June 30, 1999 and December 31, 1998, respectively.

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

Impact of Accounting Standards. The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133." Statement No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that a company recognize those items as assets or liabilities in the balance sheet and measure them at fair value. The Statement generally provides for matching of the timing of gain or loss recognition of derivative instruments designated as a hedge with the recognition of changes in the fair value of the hedged asset or liability through earnings. The Statement also provides that the effective portion of a hedging instrument's gain or loss on a forecasted transaction be initially reported in other comprehensive income and subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Statement No. 137, which was issued in June 1999, deferred implementation of Statement No. 133 until January 1, 2001. The impact of adopting the accounting prescribed in Statement No. 133 is currently being assessed.

Regulatory Assets. The Utilities' operations are subject to the regulation of the Commissions and, in the case of certain subsidiaries, FERC. Accordingly, the Utilities' accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The Utilities monitor changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of their operations. As of June 30, 1999, and December 31, 1998, the regulatory assets identified below represent probable future revenues to the Utilities as these costs are recovered through the rate-making process. If a portion of the Utilities' operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:

                                            June 30,         December 31,
(In thousands)                                1999               1998
         .........                          ========           ========
Unamortized reacquisition premium
   on debt (see Note 19)                    $ 41,476           $ 43,233
Unamortized R. M. Schahfer Unit 17
   and Unit 18 carrying charges and
    deferred depreciation (see below)         60,220             62,329
Bailly scrubber carrying charges and
   deferred depreciation (see below)           8,477              8,945
Deferral of SFAS No. 106 expense not
    recovered (see Note 8)                    78,433             81,339
FERC Order No. 636 transition costs           16,852             22,093
Regulatory income tax asset, net              33,445             18,793
Other                                         13,127              4,936

                                            --------           --------
                                             252,030            241,668
Less: Current portion of regulatory assets    27,369             32,609
                                            --------           --------
                                            $224,661           $209,059
                                            ========           ========

Carrying Charges and Deferred Depreciation. Upon completion of R. M. Schahfer Units 17 and 18, carrying charges and deferred depreciation were capitalized in accordance with orders of the IURC until the cost of each unit was allowed in rates. Such carrying charges and deferred depreciation are being amortized over the remaining life of each unit.

     Carrying charges and deferred depreciation and certain operating expenses relating to its scrubber service agreement for its Bailly Generating Station have been capitalized in accordance with an order of the IURC. The accumulated balance of the deferred costs and related carrying charges is being amortized over the remaining life of the scrubber service agreement.

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

 AFUDC was calculated using a weighted average pretax rate as follows:

                                                 June 30,        June 30,
                                                   1999            1998
                                                ---------        ---------
      Three months ended                           8.63%            8.54%
      Six months ended                             8.71%            8.60%
      Twelve months ended                          8.84%            8.85%

Foreign Currency Translation. Translation gains or losses are based upon the end-of-period exchange rate and are recorded as a separate component of other comprehensive income reflected in the consolidated statements of shareholders' equity.

Investments In Real Estate. A series of affordable housing projects are held as investments and accounted for using the equity method. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Investments, at equity, include $34.5 million and $34.0 million relating to affordable housing projects at June 30, 1999 and December 31, 1998, respectively.

Income Taxes. The liability method of accounting is used for income taxes under which deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities. Deferred investment tax credits are being amortized over the life of the related property.

(3) Acquisitions. On February 12, 1999, the acquisition of BSG was completed for approximately $560.1 million. The $237.7 million cash portion was financed by the issuance of 6.9 million Corporate Premium Income Equity Securities (see Note
19). The acquisition was accounted for as a purchase, and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. BSG, one of the largest natural gas utilities in New England, provides natural gas distribution to more than 300,000 customers in Massachusetts and, through its wholly-owned subsidiary Northern Utilities, Inc., New Hampshire and Maine. The accompanying financial statements reflect a preliminary allocation of the purchase price since the purchase price allocation has not been finalized.

     Assets acquired and liabilities assumed in the acquisition of BSG were comprised of the following:

(In thousands) Assets acquired:
      Utility plant, net of accumulated depreciation                  $1,081,874
      Intangible assets                                                   16,264
      Other current assets                                               177,148
      Other noncurrent assets                                             75,126
                                                                      ----------
                                                                       1,350,412
Less liabilities assumed:
      Long-term debt                                                     244,337
      Short-term debt                                                    100,295
      Other current liabilities                                          122,408
         Deferred taxes                                                  297,477
      Other noncurrent liabilities                                        25,765
                                                                      ----------
                                                                         790,282
                                                                      ----------
Net assets acquired                                                    $ 560,130
                                                                     ===========

On a pro forma basis, NiSource's consolidated results of operations for the six months and twelve months ended June 30, 1999, including BSG, would have been:

                                                           UNAUDITED
         (In thousands)                            Six Months     Twelve Months
                                                   ==========      ==========
      Operating revenue                            $1,650,540       $3,304,150
      Operating income                             $  246,421       $  463,621
      Net income                                   $  102,293       $  189,844

     Pro forma adjustments primarily reflect adjustments for the addition of the plant acquisition adjustment and intangible assets, the issuance of the applicable Corporate Premium Income Equity Securities and additional income taxes, as if the acquisition had occurred on January 1, 1999 for the six month results and on July 1, 1998 for the twelve month results.

     On  April  1,  1999,   NiSource indirectly acquired  the  stock  of  TPC
Corporation, a Houston-based natural gas marketing and storage company, for approximately $150 million. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets and liabilities acquired based on their estimated fair values. TPC Corporation has an indirect equity investment in the amount of $107.5 million, representing a 66% interest in Market Hub Partners, L.P., which stores natural gas in salt caverns. The accompanying financial statements reflect a preliminary allocation of the purchase price since the purchase price allocation has not been finalized.

(4) NESI Energy Marketing Canada Ltd. Litigation: On October 31, 1996, NiSource Energy Services Canada, Ltd. (NESI Canada) acquired 70% of the outstanding shares of NESI Energy Marketing Canada, Ltd. (NEMC). Between November 1 and November 27, 1996, gas prices in the Calgary market increased dramatically. As a result, NEMC was selling gas pursuant to contracts entered into prior to the acquisition date, at prices substantially below its costs to acquire such gas. On November 27, 1996, NEMC ceased doing business and sought protection from its creditors under the Companies' Creditors Arrangement Act, a Canadian corporate reorganization statute.
NEMC was declared bankrupt as of December 12, 1996.

     Certain creditors of NEMC have filed claims in the Canadian courts against NiSource alleging certain misrepresentations relating to NEMC's financial condition and claiming damages. In addition, certain creditors of NEMC have, through the Canadian bankruptcy court, asserted fraudulent transfer and other claims against NiSource, Capital Markets, NI Energy Services, Inc., NESI Canada and the directors of NEMC. NiSource intends to vigorously defend against such claims and any other claims seeking to assert that any party other than NEMC is responsible for NEMC's liabilities. Management believes that any loss relating to NEMC would not be material to the financial position or results of operations.

(5) Environmental Matters: General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulation affect operations as they relate to impacts on air, water and land.

Superfund. Because NiSource is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at several waste disposal sites, as well as at former manufactured-gas plant sites which it, or its corporate predecessors, own or owned or operated, it may be required to share in the cost of clean up of such sites. A program was instituted to investigate former manufactured-gas plant sites where it is the current or former owner, which investigation has identified forty-nine of these sites. Initial sampling has been conducted at thirty sites. Follow-up investigations have been conducted at nineteen sites and remedial measures have been selected at fourteen sites. NiSource intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action.

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

     Bay State Gas and Northern Utilities, Inc. have rate recovery for environmental response costs in Maine, Massachusetts and New Hampshire. The rate treatment allows for the recovery of 100% of prudently incurred costs for investigation and remediation over a 5-7 year period from date of payment. Recoveries from third parties or insurance companies in Maine and Massachusetts are allocated 50% to rate payers and 50% to shareholders. In New Hampshire 100% of any recoveries from third parties or insurance companies are returned to rate payers.

      As of June 30, 1999, a reserve of approximately $26 million has been recorded to cover probable corrective actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any corrective actions required, after consideration of insurance coverages, contributions from other PRPs, and rate recovery will not have a significant impact on its financial position or results of operations.

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

Nitrogen Oxides. During 1998, the Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana must issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups. On May 25, 1999, the D.C. Circuit Court of Appeals issued an order staying the NOx SIP call rule's September 30, 1999 deadline for the state submittals until further order of the court. Any resulting NOx emission limitations could be more restrictive than those imposed on electric utilities under the acid rain NOx reduction program described above. NiSource is evaluating the EPA's final rule and any potential requirements that could result from the final rule as implemented by the State of Indiana. NiSource believes that the costs relating to compliance with the new standards may be substantial, but such costs depend upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. NiSource will continue to closely monitor developments in this area.

     The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C Circuit remanded both the new ozone and particulate matters to the EPA. Once rectified, the revised standards could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including NiSource's generating stations) beyond measures discussed above. Final implementation methods will be set by the EPA as well as state regulatory authorities. NiSource believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA. NiSource will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new limits on its operations will not be known for some time.

Carbon Dioxide. Initiatives are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide which is a by-product of burning fossil fuels. Reduction of such emissions could result in significant capital outlays or operating expenses to NiSource.

Clean Water Act and Related Matters. NiSource's wastewater and water operations are subject to pollution control and water quality control regulations, including those issued by the EPA and the States of Indiana, Louisiana, Massachusetts and Texas.

     Under the Federal Clean Water Act and Indiana's and Massachusetts regulations, NiSource must obtain National Discharge Elimination System permits for water discharges from various facilities, including electric generating and water treatment stations and a propane plant. These facilities either have permits for their water discharge or they have applied for a permit renewal of any expiring permits. These permits continue in effect pending review of the current applications.

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

     The components of the net deferred income tax liability at June 30, 1999 and December 31, 1998, were as follows:


                                                                               June 30,        December 31,
                                                                                 1999              1998
(In thousands)                                                                 ========          ========
Deferred tax liabilities--
   Accelerated depreciation and other
     property differences                                                    $1,109,527          $806,148
   AFUDC-equity                                                                  34,395            33,029
   Adjustment clauses                                                             3,946            14,965
   Other regulatory assets                                                       28,677            29,739
    Prepaid pension and other benefits                                           40,304            34,170
   Reacquisition premium on debt                                                 16,552            17,311
Deferred tax assets--
   Deferred investment tax credits                                             (38,690)          (37,236)
   Removal costs                                                              (165,073)         (157,728)
   Other postretirement/postemployment benefits                                (53,700)          (51,754)
   Other, net                                                                  (12,221)          (29,353)
                                                                               --------          --------
                                                                                963,717           659,291
Less: Deferred income taxes related to current
   assets and liabilities                                                      (24,075)           (7,876)
                                                                               --------          --------
Deferred income taxes--noncurrent                                              $987,792          $667,167
                                                                               ========          ========

     Federal and state income taxes as set forth in the consolidated statements of income were comprised of the following:

                                      Three Months                 Six Months                 Twelve Months
                                      Ended June 30,              Ended June 30,              Ended June 30,
                                   ---------------------       ---------------------       ---------------------
(In thousands)                       1999          1998          1999         1998          1999           1998
                                   =======       =======       =======       =======       =======       =======
Current income taxes -
 Federal                          $ 15,028      $ 25,994      $ 78,541      $ 81,911      $110,310      $ 99,764

 State                               2,370         3,861        12,594        12,148        16,930        17,271
                                  --------      --------      --------      --------      --------      --------
                                    17,398        29,855        91,135        94,059       127,240       117,035
                                  --------      --------      --------      --------      --------      --------
Deferred income taxes, net -
 Federal                           (3,545)      (11,694)      (28,334)      (39,500)       (9,260)      (10,618)
 State                               (277)         (916)       (2,416)       (3,150)         (781)         (586)
                                  --------      --------      --------      --------      --------      --------
                                   (3,822)      (12,610)      (30,750)      (42,650)      (10,041)      (11,204)
                                  --------      --------      --------      --------      --------      --------
Deferred investment tax
credits, net                       (1,920)       (1,821)       (3,807)       (3,642)       (7,526)       (7,383)
                                  --------      --------      --------      --------      --------      --------
   Total income taxes             $ 11,656      $ 15,424      $ 56,578      $ 47,767      $109,673      $ 98,448
                                  ========      ========      ========      ========      ========      ========

     A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:



                                                 Three Months                 Six Months                Twelve Months
                                                Ended June 30,               Ended June 30,             Ended June 30,
                                          ------------ ------------     ------------ ------------   ------------ ------------
(In thousands)                                1999          1998           1999          1998          1999         1998
                                            =======       =======        =======       =======       =======       =======
Net income                                 $ 22,944      $ 29,445       $ 99,503      $ 90,167      $203,222       181,942
Add-Income taxes                             11,656        15,424         56,578        47,767       109,673        98,448
     Dividend requirements on
     preferred stocks                         2,077         2,128          4,193         4,295         8,436         8,640
                                            -------       -------        -------       -------       -------       -------
Income before preferred dividend
     requirements and income taxes         $ 36,677 $      46,997       $160,274      $142,229      $321,331      $289,030
                                            =======       =======        =======       =======       =======       =======
Amount derived by multiplying pre-tax
      income by the statutory rate         $ 12,837 $      16,449       $ 56,096      $ 49,780      $112,466      $101,161

Reconciling items multiplied
    by the statutory rate:
    Book depreciation over
           related tax depreciation             968           998          1,937         1,996         3,933         3,980
    Amortization of deferred
          investment tax credits            (1,920)       (1,821)        (3,807)       (3,642)       (7,526)       (7,383)
   State income taxes, net of
          federal income tax benefit          1,264         1,594          5,770         4,746        10,224        10,640
    Reversal of deferred taxes provided
          at rates in excess of the current
          federal income tax rate             (721)       (1,271)        (1,442)       (2,542)       (3,284)       (3,569)
     Low-income housing credits             (1,128)         (960)        (2,256)       (1,920)       (4,176)       (3,448)
     Nondeductible amounts related to
          amortization of intangible assets
          and plant acquisition adjustments     619           629          1,238         1,258         2,496         2,287
     Other, net                               (263)         (194)          (958)       (1,909)       (4,460)       (5,220)
                                            -------       -------        -------       -------       -------       -------
        Total income taxes                 $ 11,656      $ 15,424       $ 56,578      $ 47,767      $109,673      $ 98,448
                                            =======       =======        =======       =======       =======       =======


(7) Pension Plans:  Noncontributory,  defined benefit retirement plans cover the
majority  of  employees.   Benefits  under  the  plans  reflect  the  employees'
compensation, years of service and age at retirement.

     The change in the benefit obligation for 1998 and 1997 was as follows:


(In thousands)                                                1998         1997
                                                           ========     ========
Benefit obligation at beginning of year (January 1,)       $875,756     $743,634
Service cost                                                 17,093       14,714
Interest cost                                                60,686       57,938
Plan amendments                                              14,655       25,096
Actuarial loss                                               38,773       73,768
Acquisition of IWCR                                              --       15,772
Benefits paid                                              (57,924)     (55,166)
                                                           --------     --------
Benefit obligation at end of the year (December 31,)       $949,039     $875,756
                                                           ========     ========

     The change in the fair value of the plans' assets for the years 1998 and 1997 was as follows:


(In thousands)                                               1998         1997

                                                           ========     ========
Fair value of plan assets at beginning of year
 (January 1,)                                              $924,857     $790,978
Actual return on plan assets                                 85,254      126,695
Employer contributions                                       34,843       46,440
Acquisition of IWCR                                              --       15,910
Benefits paid                                              (57,924)     (55,166)

                                                           --------     --------
Plan assets at fair value at end of the
 year (December 31,)                                       $987,030     $924,857
                                                           ========     ========

   The plans' assets are invested primarily in common stocks, bonds and notes.

   The plans' funded status as of December 31, 1998 and 1997 is as follows:


(In thousands)                                                1998        1997
                                                           ========     ========
Plan assets in excess of benefit obligation                $ 37,991     $ 49,101
Unrecognized net actuarial loss                            (10,938)     (46,959)
Unrecognized prior service cost                              57,193       47,114
Unrecognized transition amount                               26,813       32,107
                                                           --------     --------
Prepaid pension costs                                      $111,059     $ 81,363
                                                           ========     ========

     The benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula that considers expected future salary increases. A discount rate of 7.00% and rate of increase in compensation levels of 4.5% were used to determine the benefit obligations at December 31, 1998 and 1997.

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

     Prepaid pension costs were $133.4 million at June 30, 1999, and are reported under the captions "Prepayments and Other" in the consolidated balance sheets.

     The following items are the components of provisions for pensions for the three-month, six-month and twelve-month periods ended June 30, 1999 and June 30, 1998:

                                                  Three Months            Six Months               Twelve Months
                                                 Ended June 30,          Ended June 30,             Ended June 30,
                                            ---------- ----------    ----------- ----------     ---------- ----------
(In thousands)                                  1999        1998           1999       1998           1999      1998
                                               =======    =======        =======    =======        =======    =======
Service costs                                 $  5,221   $  6,518       $ 10,640   $ 13,036       $ 14,696   $ 18,104
Interest costs                                  16,760     21,784         33,974     43,568         51,092     67,804
Expected return on plan assets                (22,379)   (29,253)       (45,374)   (58,506)       (69,539)  (143,272)
Amortization of transition obligation            1,416      1,833          2,895      3,666          4,523      6,531
Amortization of prior service costs              1,542      2,092          3,129      4,183          3,692     58,942
                                               -------    -------        -------    -------        -------    -------
                                              $  2,560   $  2,974       $  5,264   $  5,947       $  4,464   $  8,109
                                               =======    =======        =======    =======        =======    =======

     Assumptions used in the valuation and determination of 1999 and 1998 pension expense were as follows:

                                                                 1999              1998
                                                               =======           =======

Discount rate                                                    7.00%             7.00%
Rate of increase in compensation levels                          4.50%             4.50%
Expected long-term rate of return on assets                      9.00%             9.00%

     Certain union employees participate in industry-wide, multi-employer pension plans which provide for monthly benefits based on length of service. Specified amounts per compensated hour for each employee are contributed to the trustees of these plans. Contributions of $.6 million, $1.0 million and $2.1 million were made to these plans for the three-month, six-month and twelve-month periods ended June 30, 1999, respectively. The relative position of each employer participating in these plans with respect to the actuarial present value of accumulated plan benefits and net assets available for benefits is not available.

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

     The following table sets forth the change in the plans' accumulated postretirement benefit obligation (APBO) as of December 31, 1998 and 1997:


(In thousands)                                                                   1998            1997
                                                                                =======        =======
Accumulated postretirement benefit obligation
   at beginning of year (January 1,)                                           $223,908       $200,790
Service cost                                                                      5,249          5,034
Interest cost                                                                    15,793         16,215
Plan amendments                                                                   (283)          4,015
Actuarial (gain) loss                                                             8,453       (10,242)
Acquisition of IWCR                                                                  --         18,505
Benefits paid                                                                  (12,519)       (10,409)
                                                                                -------        -------
Accumulated postretirement benefit obligation
   at end of the year (December 31,)                                           $240,601       $223,908
                                                                                =======        =======

     The change in the fair value of the plan assets for the years 1998 and 1997 was as follows:

(In thousands)                                                                   1998            1997
                                                                                =======        =======
Fair value of plan assets at beginning of year (January 1,)                     $ 2,400        $    --
Actual return of plan assets                                                      1,103             --
Employer contributions                                                           10,637         12,809
Participant contributions                                                         1,282             --
Benefits paid                                                                  (12,519)       (10,409)
                                                                                -------        -------
Plan assets at fair value at end of the year (December 31,)                     $ 2,903        $ 2,400
                                                                                =======        =======

     Following is the funded status for postretirement benefits as of December 31, 1998 and 1997:


(In thousands)                                                                   1998            1997
                                                                               ========       ========
Funded status                                                                $(237,698)     $(221,508)
Unrecognized net actuarial gain                                                (87,087)       (99,117)
Unrecognized prior service cost                                                   3,873          4,195
Unrecognized transition amount                                                  164,436        176,464
                                                                               --------       --------
Accrued liability for postretirement benefits                                $(156,476)     $(139,966)
                                                                               ========       ========

   In order to determine the APBO at December 31, 1998, a discount rate of 7% and a pre-Medicare medical trend rate of 7% declining to a long-term rate of 5% was used, and at December 31, 1997, a discount rate of 7% and a pre-Medicare medical trend rate of 8% declining to a long-term rate of 5% was used. The accrued liability for postretirement benefits was $157.8 million at June 30, 1999.

     BSG has postretirement benefit plans covering certain employees. At the date of acquisition the APBO was $25.3 million, the fair value of plan assets was $26.2 million and prepaid postretirement costs were $13.3 million. A discount rate of 7% and a pre-Medicare medical trend rate of 5%, which is the ultimate trend rate, were used to determine the APBO.

   Net periodic postretirement benefit costs, before consideration of the rate-making discussed previously, for the three-month, six-month and twelve-month periods ended June 30, 1999 and June 30, 1998 include the following components:

                                          Three Months            Six Months             Twelve Months
                                         Ended June 30,          Ended June 30,          Ended June 30,
                                        ----------------        ---------------        -----------------
 (In thousands)                         1999       1998          1999    1998           1999      1998
                                        ======    ======        ======   ======        ======     ======
Service costs                          $ 1,652   $ 1,487       $ 2,648  $ 2,674       $ 5,223    $ 4,529
Interest costs                           4,865     4,073         9,375    8,146        17,022     14,766
Expected return on plan assets           (854)      (50)       (1,233)    (100)       (1,349)      (100)
Amortization of transition obligation    3,287     2,930         6,328    5,859        12,214     11,683
Amortization of prior service cost          86        75           172      150           344        429
Amortization of (gain) loss            (1,220)   (1,393)       (2,396)  (2,786)       (5,357)    (6,608)
                                       -------   -------       -------  -------       -------    -------
                                       $ 7,816   $ 7,122       $14,894  $13,943       $28,097    $24,699
                                       =======   =======       =======  =======       =======    =======


     Assumptions used in the determination of 1999 and 1998 net periodic postretirement benefit costs were as follows:

                                                                     1999       1998
                                                                    =====       =====
Discount rate                                                       7.00%       7.00%
Rate of increase in compensation levels                             4.50%       4.50%
Assumed annual rate of increase in health care benefits             7.00%       8.00%
Assumed ultimate trend rate                                         5.00%       5.00%

     The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the APBO at January 1, 1999 by approximately $30.6 million and increase the aggregate of the service and interest cost components of plan costs by approximately $0.8 million and $1.6 million for the three-month and six-month periods ended June 30, 1999. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the APBO at January 1, 1999 by approximately $23.9 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $0.6 million and $1.2 million for the three-month and six-month periods ended June 30, 1999. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates or plan changes.

(9) Authorized Classes of Cumulative Preferred and Preference Stocks:

      NiSource -
        20,000,000 shares -Preferred -without par value. 4,000,000 shares are designated Series A Junior Participating Preferred Shares and are reserved for issuance pursuant to the Share Purchase Rights Plan described in Note 14, Common Shares.

     Northern Indiana -
        2,400,000 shares -Cumulative Preferred -$100 par value 3,000,000 shares -Cumulative Preferred -no par value
        2,000,000 shares -Cumulative Preference -$50 par value (none outstanding) 3,000,000 shares -Cumulative Preference -no par value (none outstanding)

     Indianapolis Water Company (IWC) -
        300,000 shares -Cumulative Preferred -$100 par value

      The preferred shareholders of Northern Indiana and IWC have no voting rights, except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

(10) Preferred Stocks, Redeemable Solely at the Option of the Issuer:

                                                                                          Redemption
                                                                                           Price at
                                                      June 30,         December 31,         June 30,
                                                         1999              1998               1999
                                                     ===========       ===========        ===========
(Dollars in thousands)
Northern Indiana Public Service Company:
Cumulative preferred stock - $100 par value -
4-1/4% series -209,044 and 209,051 shares
    outstanding, respectively                     $       20,904       $  20,905           $101.20
  4-1/2% series -  79,996 shares outstanding               8,000           8,000           $100.00
  4.22% series - 106,198 shares outstanding               10,620          10,620           $101.60
  4.88% series - 100,000 shares outstanding               10,000          10,000           $102.00
  7.44% series -   41,890 shares outstanding               4,189           4,189           $101.00
  7.50% series -   34,82 shares outstanding                3,484           3,484           $101.00
  Premium on preferred stock                                 254             254               N/A
  Cumulative  preferred stock - no par
 value  Adjustable rate (6.00% at June 30,
   1999),
     Series A (stated value $50 per share) 473,285
     shares outstanding                                   23,664          23,664            $50.00
 Indianapolis Water Company:
 Cumulative preferred stock- $100 par value
  4.00% to 5.00%, 44,966 shares outstanding                4,497           4,497  $100.00- $105.00
                                                     -----------       -----------
                                                  $       85,612       $  85,613
                                                     ===========       ===========

    During the period July 1, 1998 to June 30, 1999, there were no additional issuances of the above preferred stocks. The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of the issuer at the redemption prices shown.

(11) Preferred Stocks, Redemption Outside Control of Issuer: Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of issuer, excluding sinking fund payments due within one year were as follows:


                                                      June 30,       December 31,
                                                        1999             1998
                                                     ===========     ===========
(Dollars in thousands)
Northern Indiana Public Service Company:
 Cumulative  preferred  stock -$100 par value -
  8.85% series - 37,500 and 50,000
   shares
    outstanding, respectively                        $     3,750     $     5,000
   7-3/4% series -  33,352 shares outstanding              3,335           3,335
   8.35% series - 51,000 shares outstanding                5,100           5,100
 Cumulative preferred stock -no par value -
   6.50% series - 430,000 shares outstanding              43,000          43,000
                                                     -----------     -----------
                                                     $    55,185     $    56,435
                                                     ===========     ===========

    The redemption prices at June 30, 1999, as well as sinking fund provisions for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of issuer, were as follows:


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

     Sinking fund requirements with respect to redeemable preferred stocks for the next five years and thereafter, not reflecting redemptions made after June 30, 1999, were as follows:


Twelve Months Ended June 30,
============================
(In thousands)
2000                                         $  1,828
2001                                            1,828
2002                                            1,828
2003                                           44,828
2004                                              578
Thereafter                                      6,123
                                              -------
                                             $ 57,013
                                              =======

Total preferred stocks, redemption outside control of issuer


Sinking fund payments due within one year are reported under the caption "Other accruals" in the consolidated balance sheets.

     (12) Common Dividend: During the next few years, NiSource's ability to pay dividends will depend upon dividends it receives from Northern Indiana. Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of the earned surplus or net profits of Northern Indiana. At June 30, 1999, Northern Indiana had approximately $144.2 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(13) Earnings Per Share: Basic earnings per share were computed by dividing net income, reduced for preferred dividends, by the average number of common shares outstanding during the period. The diluted earnings per share calculation assumes the conversion of nonqualified stock options into common shares.

     The net income, preferred dividends and shares used to compute basic and diluted earnings per share are presented in the following table:

                                                        Three Months             Six Months              Twelve Months

                                                 ----------  ----------     ---------  ----------     ----------  ----------
(In thousands, except per share amounts)             1999        1998          1999        1998           1999        1998
----------------------------------------------------------------------------------------------------------------------------

Net Income                                        $  22,944    $ 29,445      $ 99,503    $ 90,167      $  203,222   $ 181,942
                                                   ========     =======       =======     =======       =========    ========

Basic
Weighted Average Number of Shares:
     Average Common Shares Outstanding              124,951     122,181       123,805     123,022        121,166      124,157
                                                   ========     =======       =======     =======       =========    ========

Basic Earnings per Average Common Share           $    0.18    $   0.24      $   0.80    $   0.73      $     1.67   $    1.46
                                                   ========     =======       =======     =======       =========    ========

Diluted
Weighted Average Number of Shares:
     Average Common Shares Outstanding              124,951     122,181       123,805     123,022         121,166     124,157
     Dilutive effect for Nonqualified Stock Options     675         457           560         494             751         461
                                                   --------     -------       -------     -------       ---------    --------
     Weighted Average Shares                        125,626     122,638       124,365     123,516         121,917     124,618
                                                   ========     =======       =======     =======       =========    ========

Diluted Earnings per Average Common Share         $    0.18    $   0.24      $   0.80    $   0.73      $     1.66   $    1.46
                                                   ========     =======       =======     =======       =========    ========



(14) Common Shares: On April 8, 1998, shareholders approved an increase in the number of authorized common shares, without par value, from 200,000,000 shares to 400,000,000 shares. All references to number of common shares reported, including per share amounts and stock option date, reflect a two-for-one stock split as if it had occurred at the beginning of the earliest period.

Share Purchase Rights Plan. Each Right, when exercisable, would initially entitle the holder to purchase from NiSource one two-hundredth of a share of Series A Junior Participating Preferred Share, without par value, at a price of $30 per one two-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of NiSource's outstanding shares, or merged into NiSource or merged NiSource into the acquirer, the Rights would entitle the holders to purchase NiSource's or the acquirer's common shares for one-half of the market price. The Rights will not dilute NiSource's common shares nor affect earnings per share unless they become exercisable for common shares. The Plan was not adopted in response to any specific attempt to acquire control of NiSource. The Rights are not currently exercisable.

Common Share Repurchases. The Board has authorized the repurchase of 62.1 million common shares, subject to certain limits. At June 30, 1999, approximately 55.3 million shares had been repurchased at an average price of $16.95 per share.

     Equity Forward Share Purchase Contract. During the second quarter of 1999, a forward purchase contract was entered into covering the purchase of up to 5% of NiSource's outstanding common shares. At the end of each quarterly period during the term of the forward purchase contract, NiSource has the option, but not the obligation, to settle the forward purchase contract with respect to all or a portion of the common shares held by the counterparty at the weighted average cost plus a spread. As of June 30, 1999, the counterpary informed NiSource that approximately 4.0 million shares have been purchased at a weighted average cost of $27.43 per share. The Company has the option to settle with the counterparty by means of physical or net share settlement. On a quarterly basis, NiSource will pay the counterparty a carrying charge based on the amount paid for common shares purchased by the counterparty, and the counterparty will remit dividends received on shares owned. NiSource will be obligated to settle the forward purchase contract with respect to all the remaining common shares in May 2003, or under certain circumstances after an extension period of up to six months at NiSource's option. As of June 30, the carrying/ nominal amount and estimated fair value of the equity forward purchase contract was $109.7 million and $103.3 million, respectively.

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

     At June 30, 1999, there were 2.5 million shares reserved for future awards under the 1994 Plan. The Plans permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at June 30, 1999. Under the Plans, the exercise price of each option equals the market price of common stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

     In connection with the acquisition of BSG (see Note 3), all outstanding BSG non-qualified stock options were replaced with NiSource non-qualified stock options. The replacement of such options did not change their original vesting provisions, terms or fair values. Information regarding these options can be found in the following tables about changes in non-qualified stock options under the caption "converted."

     Stock appreciation rights (SARs) may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, common shares, or a combination thereof. There were no SARs outstanding at June 30, 1999. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant, and vesting varies from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1998 and 1999 lapse two years from date of grant and vesting varies from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 537,166 and 534,666 restricted shares outstanding at June 30, 1999 and December 31, 1998, respectively.

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

    These plans are accounted for under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for nonqualified stock options. The compensation cost that was charged against net income for restricted stock awards was $0.6 million and $0.3 million for the three-month, $1.4 million and $1.4 million for the six-month and $2.5 million and $2.5 million for the twelve-month periods ended June 30, 1999 and 1998, respectively. Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," net income and earnings per average common share would have been reduced to the following pro forma amounts:


                                  Three Months                Six Months            Twelve Months
                                 Ended June 30,             Ended June 30,          Ended June 30,
                                ------------------        -----------------       -----------------
                                 1999       1998           1999       1998         1999       1998
                                ======     ======         ======     ======       ======     ======
                                          (Dollars in thousands, except per share data)
Net Income:
 As reported                  $ 22,944   $ 29,445       $ 99,503   $ 90,167     $203,222   $181,942
 Pro forma                    $ 22,540   $ 29,230       $ 98,695   $ 89,739     $201,725   $181,088

Earnings Per Average Common Share:
 Basic:
   As reported                $   0.18   $   0.24       $   0.80   $   0.73     $   1.67   $   1.46
   Pro forma                  $   0.18   $   0.23       $   0.79   $   0.72     $   1.66   $   1.45
 Diluted:
  As reported                 $   0.18   $   0.24       $   0.80   $   0.73     $   1.66   $   1.46
   Pro forma                  $   0.17   $   0.23       $   0.79   $   0.72     $   1.65   $   1.45


     The fair value of each option granted as used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month, six-month and twelve-month periods ended June 30, 1999 and June 30, 1998: risk-free interest rate of 5.29% and 6.29%, respectively; expected dividend yield per share of $0.96 and $0.87, respectively; expected option term of 5.4 years and 5.25 years, respectively; and expected volatilities of 13.09 % and 12.7%, respectively.

Changes in outstanding shares under option and SARs for the three-month, six-month and twelve-month periods ended June 30, 1999 and June 30, 1998 were as follows:


                                                NONQUALIFIED STOCK OPTIONS
                                         ---------------------------------------
                                                        Weighted               Weighted
                                                        Average                 Average
                                                         Option                 Option
Three Months Ended June 30,               1999           Price       1998        Price
============================             ========       =======    ========     =======
Balance, beginning of period             3,346,163     $  18.63    2,326,600   $  16.73
 Exercised                                (97,957)        12.40    (120,800)      15.19
 Canceled                                  (5,000)        29.22     (12,200)      20.64
                                         --------                  --------
Balance, end of period                   3,243,206     $  18.81    2,193,600   $  16.79
                                         ========                  ========
Shares exercisable                       2,644,706     $  16.45    1,685,200   $  15.63
                                         ========                  ========



                                                NONQUALIFIED STOCK OPTIONS
                                         ---------------------------------------
                                                        Weighted               Weighted
                                                        Average                 Average
                                                        Option                  Option
Six Months Ended June 30,                  1999          Price       1998        Price
============================             ========       =======    ========     =======
Balance, beginning of period             2,651,300     $  19.61    2,535,400   $  16.41
 Converted                                 740,780        15.03            -          -
 Exercised                               (142,374)        13.71    (321,600)      13.54
 Canceled                                  (6,500)        29.22     (20,200)      20.64
                                         ---------                 ---------
Balance, end of period                   3,243,206     $  18.81    2,193,600   $  16.79
                                         =========                 =========
Shares exercisable                       2,644,706     $  16.45    1,685,200   $  15.63
                                         =========                 =========

                                                NONQUALIFIED STOCK OPTIONS
                                         ---------------------------------------
                                                        Weighted               Weighted
                                                        Average                 Average
                                                        Option                  Option
Twelve Months Ended June 30,               1999          Price       1998        Price
============================             ========       =======    ========     =======
Balance, beginning of period             2,193,600     $  16.79    2,195,400   $  15.38
 Converted                                 740,780        15.03            -          -
 Granted                                   607,000        29.22      533,600      20.64
 Exercised                               (289,674)        15.44    (510,200)      14.52
 Canceled                                  (8,500)        29.22     (25,200)      20.64
                                         ---------                 ---------
Balance, end of period                   3,243,206     $  18.81    2,193,600   $  16.79
                                         =========                 =========
Shares exercisable                       2,644,706     $  16.45    1,685,200   $  15.63
                                         =========                 =========
Weighted average fair value
 of options granted                     $     4.28                $     2.66
                                         =========                 =========


     The following table summarizes information about non-qualified stock options at June 30, 1999:


                                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                        --------------------------------------------------------------------------------

                             Number          Weighted Average                           Number
   Range of              Outstanding at        Remaining         Weighted Average     Exercisable at
  Option Price            June 30, 1999     Contractual Life     Option Price         June 30, 1999
=============            ===============     ===============     ===============     ===============
$ 8.53 to $12.31              165,500         1.7  years            $  10.36             165,500
$13.03 to $19.77            2,022,006         7.2  years               16.00           2,022,006
$20.64 to $29.22            1,055,700         8.7  years               25.50             457,200
-------------            ---------------     ---------------     ---------------     ---------------
$ 8.53 to $29.22            3,243,206         5.9  years            $  18.81           2,644,706
                         ===============                                             ===============

(16) Long-Term Debt:

                                                                       June 30,            December 31,
(Dollars in thousands)                                                    1999                 1998
                                                                      ==========            ==========
First mortgage bonds -
    Weighted average interest rate of 6.62% and various
    maturities between May 1, 2001 and July 15, 2028                  $  186,600            $  186,600
Pollution control notes and bonds-
    Weighted average interest rate of 3.85% and various
    maturities between October 1, 2003 and April 1, 2019                 239,500               239,500
Medium-term notes -
   Weighted average interest rate of 7.13% and various
   maturities between July 6, 2000 and September 1, 2031               1,192,096             1,048,025
Subordinated Debentures -7.75%, due March 31, 2026                        75,000                75,000
Senior Notes Payable - 6.78%, due December 1, 2027                        75,000                75,000
Notes payable -
    Weighted average interest rate of 7.33% and various
     maturities between March 5, 2001 and December 1, 2018                48,915                41,807
Variable bank loans - Weighted average interest rate of 5.79% and
     various maturities between March 17, 2001 and August, 2003           30,600                 5,600
Unamortized premium and discount on long-term debt, net                  (3,339)               (3,567)
                                                                      ----------            ----------
Total long-term debt, excluding amounts due within one year           $1,844,372            $1,667,965
                                                                      ==========            ==========


The sinking fund requirements and maturities of long-term debt for the next five years and thereafter were as follows as of June 30, 1999:

Twelve Months Ended June 30,
========================
(In thousands)
2000                                      $  163,426
2001                                          64,679
2002                                         110,787
2003                                         113,597
2004                                         183,024
Thereafter                                 1,372,285
                                          ----------
Total long-term debt
(including current portion)               $2,007,798
                                          ==========



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

     NiSource is authorized to issue and sell up to $217,692,000 Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of June 30, 1999, $139.0 million of these medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

     $40.0 million in 5.05% medium-term notes due July 15, 2028 were issued on July 15, 1998, with the proceeds being used to redeem 7-7/8% Bonds. In February 1999, $35.0 million of ten-year medium term notes were issued at a rate of 5.99% with a maturity date of February 1, 2009 and $45.0 million of twenty-year medium term notes were issued at a rate of 6.61% with a maturity date of February 1, 2019. The majority of the proceeds were used to reduce existing credit facilities and the remaining proceeds were used for general corporate purposes.

     The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana that are owned by NiSource. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of NiSource, other than the assets of Northern Indiana, were approximately $2.8 billion at June 30, 1999.

(17) Current Portion of Long-Term Debt: At June 30, 1999 and December 31, 1998, the current portion of long-term debt due within one year was as follows:

                                                     June 30,         December 31,
(In thousands)                                          1999             1998
                                                    ==========        ==========
Medium-term notes--
   Weighted average interest rate of 6.78%          $156,323          $    --
Notes payable--
   Weighted average interest rate of 7.94%             5,103            4,790
Sinking funds due within one year                      2,000            2,000

                                                    ----------        ----------
 Total current portion of long-term debt            $163,426          $ 6,790
                                                    ==========        ==========

(18) Short-Term Borrowings: There are two five-year, $100 million revolving credit agreements that terminate on September 23, 2003 and two 364-day $100 million revolving credit agreements that terminate on September 23, 1999. The 364-day agreements may be extended at expiration for additional periods of 364 days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. At June 30, 1999, there were no borrowings outstanding under these agreements.

      In addition, various lines of credit are maintained, as well as a $50 million uncommitted finance facility. At June 30, 1999 there were no borrowings under the uncommitted finance facility. Lines of credit for up to $199.9 million are held with lenders at either their commercial prime or market lending rates. As of June 30, 1999, there were $42.6 million of borrowings outstanding under these lines of credit with a weighted average interest rate of 6.22%. As of December 31, 1998, there were $84.1 million of borrowings outstanding under these lines of credit.

     Money market lines of credit for up to $403.5 million are maintained. As of June 30, 1999, there were $132.2 million outstanding under these money market lines of credit with a weighted average interest rate of 5.56%. At December 31, 1998, there were $127.3 million of borrowings outstanding under these money market lines of credit.

     At June 30, 1999 and December 31, 1998, short-term borrowings were as follows:

                                                                                June 30,   December 31,

                                                                                =========    =========
Commercial paper--
   Weighted average interest rate of 5.32% at June 30, 1999                    $304,527      $ 193,700
Notes payable--
   Weighted average interest rate of 5.49% at June 30, 1999                     189,466        217,340
                                                                                ---------    ---------
   Total short-term borrowings                                                 $493,993      $ 411,040
                                                                                =========    =========

(19) Corporate Premium Income Equity Securities and Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company Debentures: In February 1999 an underwritten public offering of 6.9 million Corporate Premium Income Equity Securities (PIES) was completed. The net proceeds of approximately $334.7 million were primarily used to fund the cash portion of the consideration payable in the acquisition of BSG, and to repay short-term indebtedness.

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

      The dividends paid on Preferred Securities are presented under the caption "minority interests" in the consolidated statements of income. The amounts outstanding are presented under the caption, "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company debentures," in the consolidated balance sheets. At June 30, 1999, there were
6.9 million, 5.9% Preferred Securities outstanding with Capital Trust assets of $345.0 million.

(20) Operating Leases: The following is a schedule, by year, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1999:

Twelve Months Ended June 30,
============================
(In thousands)
2000                                                                           $ 32,798
2001                                                                             32,376
2002                                                                             64,231
2003                                                                             29,087
2004                                                                             76,886
Later years                                                                     225,510
                                                                                --------
Total minimum payments required                                                $460,888
                                                                                ========


     The consolidated financial statements include rental expense for all operating leases as follows:

                                            June 30,        June 30,
(In thousands)                                1999            1998
                                            ========        ========
Three months ended                           $14,891         $ 6,583
Six months ended                             $24,198         $11,532
Twelve months ended                          $36,366         $15,831

(21) Commitments: NiSource expects that approximately $1.3 billion will be expended for construction purposes for the period from January 1, 1999 to December 31, 2003. Substantial commitments have been made in connection with this construction program.

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

     A ten-year agreement to outsource all data center, application development and maintenance, and desktop management expires in 2005. Annual fees under the agreement are estimated at $20.0 million.

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

      Primary has advanced approximately $36.7 million and $31.8 million, at June 30, 1999 and December 31, 1998, respectively, to the lessors of the energy related projects discussed above. These net advances are included in "Other Receivables" in the consolidated balance sheets and as a component of operating activities in the consolidated statements of cash flows.

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

 Natural Gas Commodity Risk Management. Commodity futures, options and swaps are used to hedge the impact of natural gas price fluctuations related to business activities, including price risk related to the physical location of the natural gas (basis risk). As of June 30, 1999, open derivative financial instruments represented hedges of natural gas sales of 32.1 billion cubic feet (Bcf), and natural gas purchases and inventories of 24.6 Bcf. The net deferred gains or losses on these derivative financial instruments was not significant.

Energy Trading Activities. Energy trading contracts, which include forwards, futures, options and swaps are used in connection with energy trading activities and may involve the delivery of energy. The net open positions for these energy trading contracts were not significant as of June 30, 1999.

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

Long-term Debt, Preferred Stock and Preferred Securities. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

     The carrying values and estimated fair values of financial instruments were as follows:

                                                                  June 30, 1999              December 31, 1998
                                                              Carrying/     Estimated      Carrying/    Estimated
                                                               Notional        Fair        Notional       Fair
(In thousands)                                                  Amount        Value         Amount        Value
                                                              ----------    ----------    ----------    ----------
Investments                                                  $    52,249   $    53,431   $    36,594   $    36,028
Long-term debt (including current portion)                   $ 2,007,798   $ 1,961,803   $ 1,674,755   $ 1,769,934
Preferred stock (including current portion)                  $   142,625   $   130,372   $   143,876   $   140,420
Preferred securities                                         $   345,000   $   340,688           N/A           N/A

A substantial portion of the long-term debt relates to utility operations. The Utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(24) Customer Concentrations: The Utilities supply natural gas, electric energy and water. Natural gas and electric energy are supplied to the northern third of Indiana and portions of Massachusetts, New Hampshire and Maine. The Water Utilities serve Indianapolis, Indiana, and surrounding areas. Although the Energy Utilities have a diversified base of residential and commercial customers, a substantial portion of their electric and gas industrial deliveries are dependent upon the basic steel industry. Electric revenues from the basic steel industry for the twelve months ended June 30, 1999 and 1998 were 14% and 15%, respectively.

(25) Segments of Business: Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

     Reportable segments are operations that are managed separately and meet certain quantitative thresholds. The Other Products and Services column includes a variety of businesses, such as installation, repair and maintenance of underground pipelines, utility line locating and marking, the arrangement of energy-related projects for large energy-intensive facilities, and other products and services, which collectively do not constitute a segment for reporting purposes.

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

                                                                                                     Other
(In thousands)                                                                             Gas     Products
For the three months ended June 30, 1999             Gas        Electric     Water      Marketing & Services Adjustments   Total
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                $  185,361   $  277,499  $   24,031  $  160,012 $   86,017 $  (52,174)  $  680,746
Other, net                                        $    (508)   $      236  $      267  $    1,835 $  (1,522) $       474  $      782
Depreciation and amortization                     $   29,743   $   39,593  $    3,700  $      799 $    3,363 $       341  $   77,539
Segment profit (loss)                             $ (11,155)   $   85,617  $    6,961  $      662 $    3,017 $   (2,695)  $   82,407
Assets                                            $2,439,057   $2,743,230  $  643,283  $  336,870 $  571,639 $ (332,188)  $6,401,891
Capital Expenditures                              $   25,990   $   41,244  $   10,560  $      277 $    8,333 $        --  $   86,404



                                                                                                     Other
 (In thousands)                                                                            Gas     Products
For the three months ended June 30, 1998             Gas        Electric     Water      Marketing & Services Adjustments     Total
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                $  110,344   $  345,639  $   20,858  $  139,931 $   65,252 $  (29,616)  $  652,408
Other, net                                        $      310   $       84  $      118  $      654 $  (2,995) $       898  $    (931)
Depreciation and amortization                     $   18,808   $   38,956  $    2,850  $       51 $    2,925 $        53  $   63,643
Segment profit (loss)                             $  (2,771)   $   77,018  $    5,961  $    2,022 $  (2,860) $   (1,258)  $   78,112
Assets                                            $1,004,107   $2,753,290  $  585,706  $   79,619 $1,022,889 $ (631,609)  $4,814,002
Capital Expenditures                              $   18,841   $   32,655  $   16,024  $       -- $    6,279 $        --  $   73,799
Investments in equity-method investees$           $       --   $       --  $       --  $    6,750 $  103,430 $        --  $  110,180


                                                                                                     Other
(In thousands)                                                                            Gas      Products
For the six months ended June 30, 1999               Gas        Electric     Water     Marketing  & Services Adjustments   Total
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                $  578,619   $  542,687  $   44,959  $  375,372 $  152,661 $ (122,060)  $1,572,238
Other, net                                        $    1,237   $      364  $      463  $    2,238 $    4,863 $   (1,299)  $    7,866
Depreciation and amortization                     $   56,121   $   79,248  $    7,015  $      884 $    6,491 $       689  $  150,448
Segment profit                                    $   77,309   $  159,251  $   10,837  $    1,554 $    6,732 $  (10,283)  $  245,400
Assets                                            $2,439,057   $2,743,230  $  643,283  $  336,870 $  571,639 $ (332,188)  $6,401,891
Capital Expenditures                              $   52,977   $   67,882  $   16,826  $      318 $   13,282 $        --  $  151,285
Investments in equity-method investees$           $       --   $       --  $       --  $   91,217 $  151,605 $        --  $  242,822


                                                                                                     Other
 (In thousands)                                                                           Gas       Products
For the six months ended June 30, 1998               Gas        Electric     Water     Marketing  & Services Adjustments   Total
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                $  353,080   $  669,472  $   38,567  $  314,797 $  119,098 $  (63,262)  $1,431,752
Other, net                                        $      915   $      174  $      219  $    1,17 1$    4,557 $       481  $    7,517
Depreciation and amortization                     $   37,522   $   77,724  $    4,666  $      117 $    6,782 $       106  $  126,917
Segment profit                                    $   45,956   $  150,778  $   10,823  $    2,133 $    (860) $   (5,156)  $  203,674
Assets                                            $1,004,107   $2,753,290  $  585,706  $   79,619 $1,022,889 $ (631,609)  $4,814,002
Capital Expenditures                              $   28,054   $   56,752  $   30,222  $       -- $   10,506 $        --  $  125,534
Investments in equity-method investees$           $       --   $       --  $       --  $    6,750 $  103,430 $        --  $  110,180


                                                                                                     Other
(In thousands)                                                                            Gas      Products
For the twelve months ended June 30, 1999            Gas        Electric     Water     Marketing  & Services Adjustments   Total
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                $  862,638   $1,303,200  $   90,431  $  718,267 $  296,632 $ (197,904)  $3,073,264
Other, net                                        $    3,125   $      743  $      956  $    3,082 $    4,10  $   (1,074)  $   10,933
Depreciation and amortization                     $   94,144   $  158,367  $   13,184  $    1,099 $   12,414 $       797  $  280,005
Segment profit                                    $   99,591   $  349,905  $   24,282  $    4,473 $   12,721 $  (17,156)  $  473,816
Assets                                            $2,439,057   $2,743,230  $  643,283  $  336,870 $  571,639 $ (332,188)  $6,401,891
Capital Expenditures                              $   86,337   $  129,189  $   45,869  $      689 $   30,304 $        --  $  292,388
Investments in equity-method investees$           $       --   $       --  $       --  $   91,217 $  151,605 $        --  $  242,822


                                                                                                     Other
(In thousands)                                                                            Gas      Products
For the twelve months ended June 30, 1998            Gas        Electric     Water     Marketing  & Services Adjustments   Total
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                $  705,910   $1,323,489  $   80,515  $  625,410 $  243,383 $ (143,551)  $2,835,156
Other, net                                        $    1,172   $      559  $    1,228  $    2,166 $    4,674 $     (225)  $    9,574
Depreciation and amortization                     $   74,166   $  154,465  $   11,148  $      235 $   10,827 $     3,121  $  253,962
Segment profit                                    $   72,718   $  325,019  $   24,775  $    3,124 $    6,437 $  (18,323)  $  413,750
Assets                                            $1,004,107   $2,753,290  $  585,706  $   79,619 $1,022,889 $ (631,609)  $4,814,002
Capital Expenditures                              $   55,627   $   85,323  $   55,891  $        3 $   23,659 $        --  $  220,503
Investments in equity-method investees$           $       --   $       --  $       --  $    6,750 $  103,430 $        --  $  110,180

The following table reconciles total reportable segment income before interest and other charges and income taxes to net income for three, six and twelve months ended June 30,1999 and 1998:

                                  Three Months               Six Months            Twelve Months
                                 Ended June 30,            Ended June 30,          Ended June 30,
                               -----------------         -----------------         ---------------
                                1999       1998           1999       1998           1999       1998
(In thousands)                 ======     ======         ======     ======         ======     ======
Total segment profit         $ 82,407   $ 78,112      $ 245,400  $ 203,674      $ 473,816  $ 413,750
Interest expense, net        (40,314)   (31,115)       (77,002)   (61,445)      (144,361)  (124,720)
Minority interests            (5,416)         --        (8,124)         --        (8,124)         --
Dividends requirements on
      preferred stock         (2,077)    (2,128)        (4,193)    (4,295)        (8,436)    (8,640)
                               ------     ------         ------     ------         ------     ------
Income before income taxes     34,600     44,869        156,081    137,934        312,895    280,390
Less: income taxes             11,656     15,424         56,578     47,767        109,673     98,448
                               ------    -------        -------    -------        -------    -------
Net income                   $ 22,944   $ 29,445      $  99,503  $  90,167      $ 203,222  $ 181,942
                              =======    =======        =======    =======        =======    =======



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

Operating Revenues

      Twelve months ended June 30, 1999. Total operating revenues for the twelve months ended June 30, 1999 were $238.1 million higher than total operating revenues for the twelve months ended June 30, 1998, representing an 8% increase. Gas revenues were $1.4 billion, which represented a $197.3 million increase from the comparable period ended June 30, 1998. This increase was primarily due to the inclusion of $169.1 million gas revenues from BSG , partially offset by decreased gas sales to residential and commercial customers as a result of warmer weather during the fourth quarter of 1998 and decreased purchased gas costs per dekatherm (dth), decreased gas transition costs and decreased sales to industrial customers. Gas marketing revenues increased as a result of increased marketing activity and the April 1999 TPC acquisition. Electric revenues were $1.3 billion, which represented a $21.0 million decrease from electric revenues for the comparable period ended June 30, 1998. This decrease was mainly due to a reduction in the volume of wholesale electric transactions, decreased electric sales to industrial customers and decreased electric costs per kilowatt-hour
(kwh), partially offset by increased electric sales to residential and commercial customers due to warmer weather during the third quarter of 1998. Water revenues were $90.3 million, which represented a $9.8 million increase from water revenues for the comparable period ended June 30, 1998. This increase was primarily due to increased water volumes sold and to increased water rates for IWC that became effective on April 8, 1998 and April 8, 1999. Products and Services revenues were $243.1 million, which represented a $52.0 million increase from Products and Services revenues for the comparable period ended June 30, 1998. This increase reflects revenues from a new energy related project which began commercial operations in August 1998, increased pipeline construction activity and increased line locating and marking activity.

      Six months ended June 30, 1999. Total operating revenues for the six months ended June 30, 1999 were $140.5 million higher than total operating revenues for the six months ended June 30, 1998, representing a 10% increase. Gas revenues were $862.5 million, which represented a $230.3 million increase from the comparable period ended June 30, 1998. This increase was primarily due to the inclusion of $169.1 million in gas revenues from BSG, increased gas sales to residential customers and increased deliveries of gas transported for others, partially offset by decreased sales to commercial and industrial customers and decreased purchased gas costs per dth. Gas marketing revenues increased primarily as a result of the April 1999 TPC acquisition. Electric revenues were $541.1 million, which represented a $127.0 million decrease from electric revenues from the comparable period ended June 30, 1998. This decrease was mainly due to reduced wholesale electric transactions in the 1999 period, compared to the 1998 period, decreased sales to industrial customers and decreased cost per kwh, partially offset by increased sales to residential and commercial customers. Water revenues were $45.0 million, which represented a $6.3 million increase from water revenues for the comparable period ended June 30, 1998. This increase was primarily due to increased water volumes sold and to increased water rates for IWC that became effective on April 8, 1998 and April 8, 1999. Products and Services revenues were $123.7 million, which represented a $30.7 million increase from Products and Services revenues for the comparable period ended June 30, 1998. This increase reflects revenues from a new energy related project which began commercial operations in August 1998, increased pipeline construction activity and increased line locating and marking activity.

     Three months ended June 30, 1999. Total operating revenues for the three months ended June 30, 1999 were $28.3 million higher than total operating revenues for the three months ended June 30, 1998, representing a 4% increase. Gas revenues were $309.0 million, which represented a $75.3 million increase from gas revenues for the comparable period ended June 30, 1998. This increase was primarily due to the inclusion of $59.1 million of operating revenues from BSG and increased sales to residential customers due to colder weather during the period, partially offset by decreased sales to commercial and industrial customers. Gas marketing revenues increased primarily as a result of the April 1999 TPC acquisition. Electric revenues were $276.7 million, which represented a $68.2 million decrease from electric revenues for the comparable period ended June 30, 1998. This decrease was mainly due to reduced wholesale electric transactions in the 1999 period, compared to the 1998 period and decreased costs per kwh, partially offset by increased sales to commercial customers. Water revenues were $24.0 million, which represented a $3.2 million increase from water revenues for the comparable period ended June 30, 1998. This increase was primarily due to increased water volumes sold and to increased water rates for IWC that became effective on April 8, 1998 and April 8, 1999. Products and Services revenues were $71.3 million, which represented a $18.1 million increase from Products and Services revenues for the comparable period ended June 30, 1998. This increase reflects revenues from a new energy related project which began commercial operations in August 1998, increased pipeline construction activity and increased line locating and marking activity.

      The basic steel industry accounted for 16.09% of all natural gas delivered (including volumes transported) and 20.05% of all electric sales during the twelve months ended June 30, 1999.

         The components of the variations of operating revenues for gas, electric, water and Products and Services are shown in the following table:

                                                       Variations from Prior Periods
                                             -----------------------------------------------
                                                 June 30, 1999 Compared to June 30, 1998
                                             -----------------------------------------------
                                                 Three              Six             Twelve
(In thousands)                                  Months             Months           Months
                                             ============       ===========     ============
Gas Revenue
  Pass through of net changes in
    purchased gas costs, gas storage,
    and storage transportation costs            $ (7,521)        $ (25,897)       $ (63,572)
  Gas transition costs                            (1,005)           (2,097)         (10,894)
  Changes in sales levels                         (1,206)            15,279         (36,586)
  Gas transported                                 (3,134)             1,016            7,107
  Bay State Acquisition                            59,136           169,132          169,132
  Gas Wholesale Marketing                          29,019            72,836          132,079
                                             ------------       -----------     ------------
Gas Revenue Change                                 75,289           230,269          197,266
                                             ------------       -----------     ------------
Electric Revenue  -
  Pass through of net changes
     in fuel costs                                (3,500)           (2,816)          (8,652)
  Changes in sales levels                           4,268            11,421           25,882
  Wholesale electric                             (68,968)         (135,387)         (38,149)
                                             ------------       -----------     ------------
Electric Revenue Change                          (68,200)         (126,782)         (20,919)
                                             ------------       -----------     ------------
Water Revenue Change                                3,174             6,334            9,799
                                             ------------       -----------     ------------
Products and Services Revenues -
  Pipeline construction                             4,019             5,613            9,425
  Locate and marking                                1,056             1,684            5,783
  Other                                            13,000            23,368           36,754
                                             ------------       -----------     ------------
Products and Services Revenue Change               18,075            30,665           51,962
                                             ------------       -----------     ------------
   Total Revenue Change                          $ 28,338         $ 140,486        $ 238,108
                                             ============       ===========     ============



Cost of Sales

      Cost of Sales consists of gas costs, costs of fuel for electric generation, costs of power purchased and Products and Services cost of sales.

      Gas Costs. Total gas costs for the twelve months ended June 30, 1999 increased $105.3 million. This increase reflects the inclusion of gas costs of $84.1 million for BSG and increased gas marketing activities partially offset by decreased purchased gas costs per dth for the Energy Utilities. The gas costs for the six months ended June 30, 1999 increased by $127.8 million, from gas costs for the six months ended June 30, 1998. This increase reflects the inclusion of gas costs of $84.1 million for BSG, increased gas marketing activities partially offset by decreased purchased gas costs per dth for the Energy Utilities. The gas costs for the three months ended June 30, 1999 increased by $42.8 million, from gas costs for the three months ended June 30, 1998. This increase reflects the inclusion of gas costs of $28.1 million for BSG , increased gas marketing activities and increased gas cost per dth for the Energy Utilities.

      Fuel and Purchased Power. The cost of fuel used for electric generation decreased during the twelve months ended June 30, 1999 due to decreased fuel costs partially offset by increased electric generation. The cost of fuel used for electric generation during the six and three months ended June 30, 1999 decreased due to decreased fuel costs and decreased electric generation. Purchased power decreased by $53.5 million, $137.6 million and $69.4 million for the twelve, six and three months ended June 30, 1999, respectively, primarily due to decreased power purchased for wholesale electric activity and lower costs per kwh.

      Cost of Sales: Products and Services. The cost of sales for the Products and Services subsidiaries during the twelve, six and three months ended June 30, 1999 were $26.0, $16.6 and $10.9 million higher, respectively, than in the comparable periods ended June 30, 1998. These increases reflected the inclusion of cost of sales for other Products and Services subsidiaries acquired in the BSG acquisition and increased activity at SM&P and Miller.

Operating Margins

     Twelve months ended June 30, 1999. Operating margins for the twelve months ended June 30, 1999 were $1.4 billion, an increase of $161.2 million from the twelve months ended June 30, 1998. Gas operating margin was $91.9 million higher than in the comparable period ended June 30, 1998. This increase reflects the February 1999 acquisition of BSG and increased deliveries of gas transported for others, partially offset by decreased sales to residential and commercial customers reflecting unusually warm weather during the fourth quarter of 1998 and decreased sales to industrial customers. Electric operating margin was $33.6 million higher than the comparable period ended June 30, 1998. This increase occurred mainly due to increased sales to residential and commercial customers due to warmer weather during the third quarter of 1998, partially offset by decreased industrial sales and reduced wholesale transactions. Water operating margin was $9.8 million higher than in the comparable period ended June 30, 1998, due to increased volumes sold and increased water rates for IWC that became effective on April 8, 1998 and April 8, 1999. Products and Services operating margin was $25.9 million higher than in the comparable period ended June 30, 1998, reflecting a new energy related project which began commercial operations in August 1998, increased pipeline construction activity and increased line locating and marking activity.

      Six months ended June 30, 1999. Operating margins for the six months ended June 30, 1999 were $740.6 million, an increase of $138.8 million from the six months ended June 30, 1998. Gas operating margin was $102.5 million higher than in the comparable period ended June 30, 1998. This increase reflects the February 1999 acquisition of BSG, increased gas sales to residential customers reflecting colder weather during the first quarter of 1999 and increased deliveries of gas transported for others. Electric operating margin was $15.9 million higher than in the comparable period ended June 30, 1998. This increase occurred mainly due to increased sales to residential and commercial customers and improved margins on wholesale electric transactions. Water operating margin was $6.3 million higher than in the comparable period ended June 30, 1998, due to increased volumes sold and increased rates for IWC became effective on April 8, 1998 and April 8, 1999. Products and Services operating margin was $14.1 million higher than in the comparable period ended June 30, 1998, reflecting a new energy related project which began commercial operations in August 1998, increased pipeline construction activity and increased line locating and marking activity.

      Three months ended June 30, 1999. Operating margins for the three months ended June 30, 1999 were $334.6 million, an increase of $51.7 million from operating margins for the three months ended June 30, 1998. Gas operating margin was $33.4 million higher than gas operating margins for the comparable period ended June 30, 1998. This increase reflected the February 1999 acquisition of BSG. Electric operating margin was $9.0 million higher than the electric operating margin for the comparable period ended June 30, 1998. This increase was mainly due to increased margins on wholesale electric transactions, partially offset by decreased sales to residential and industrial customers. Water operating margin was $3.2 million higher than water operating margins for the comparable period ended June 30, 1998, due to increased water volumes sold and increased rates for IWC that became effective on April 8, 1998 and April 8, 1999. Products and Services operating margin was $7.1 million higher than Products and Services margins for the comparable period ended June 30, 1998, reflecting a new energy related project which began commercial operations in August 1998, increased pipeline construction activity and increased line locating and marking activity.

Operating Expenses and Taxes

      Operating expenses and taxes (except income) consists of operation expenses, maintenance expenses, depreciation and amortization expenses and taxes (except income).

      Operation expenses. Operation expenses for the twelve months ended June 30, 1999 were $65.2 million higher than operation expenses for the comparable period ended June 30, 1998. This increase reflects the inclusion of $48.2 million of operation expenses at BSG and increased operation expenses at Primary and IWC Resources Corporation. Operation expenses for the six months ended June 30, 1999 were $60.9 million higher than operation expenses for the comparable period ended June 30, 1998. This increase reflects the inclusion of $48.2 million of operation expenses at BSG and increased operation and employee related expenses at Northern, Primary and IWCR. Operation expenses for the three months ended June 30, 1999 were $30.2 million higher than operation expenses for the comparable period ended June 30, 1998. This increase was primarily due to the inclusion of $28.9 million of operating expenses at BSG.

     Maintenance expenses. Maintenance expenses for the twelve months, six months and three months ended June 30, 1999 were $0.7, $4.3 and $0.9 million higher, respectively, than maintenance expenses for the comparable periods ended June 30, 1998. These increases were primarily due to the inclusion of maintenance expenses for BSG.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the twelve months, six months and three months ended June 30, 1999 were $26.0, $23.5 and $13.9 million higher, respectively, than depreciation and amortization expenses for the comparable periods ended June 30, 1998. These higher expenses reflect the inclusion of depreciation and amortization expenses of BSG and property additions.

Other Income (Deductions)

       Interest charges for the twelve months, six months and three months ended June 30, 1999 were $19.4, $15.5 and $9.1 million higher, respectively, than interest charges in the comparable periods ended June 30, 1998. These increases reflect the inclusion of interest charges of BSG and increased short-term and long-term borrowings. Additionally, minority interests reflects dividends paid on Preferred Securities in connection with the PIES offering during the six-month period ended June 30, 1999.

       Other, net for the twelve months, six months and three months ended June 30, 1999 were $1.4, $0.3 and $1.7 million higher, respectively, than Other, net in the comparable periods ended June 30, 1998. These increases reflect higher net gains on disposition of businesses and properties and power trading activities which began in early 1999 partially offset by lower earnings in equity investments during the current periods.


Liquidity and Capital Resources

      Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. But because the utility and utility construction business is seasonal in nature, commercial paper for short-term financing is occasionally issued. As of June 30, 1999 and December 31, 1998, $304.5 million and $193.7 million of commercial paper was outstanding, respectively. The weighted average interest rate of commercial paper outstanding as of June 30, 1999 was 5.32%.

       There are two five-year, $100 million revolving credit agreements that terminate on September 23, 2003 and two 364-day $100 million revolving credit agreements that terminate on September 23, 1999. The 364-day agreements may be extended at expiration for additional periods of 364 days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. At June 30, 1999, there were no borrowings outstanding under these agreements.

     In addition, various lines of credit are maintained, as well as a $50 million uncommitted finance facility. At June 30, 1999, there were no borrowings under the uncommitted finance facility. Lines of credit for up to $199.9 million are held with lenders at either their commercial prime or market lending rates. At of June 30, 1999, there were $42.6 million of borrowings outstanding under these lines of credit with a weighted average interest rate of 6.22%. As of December 31, 1998, there were $84.1 million of borrowings outstanding under these lines of credit.

     Money market lines of credit for up to $403.5 million are maintained. As of June 30, 1999 there were $132.2 million was outstanding under these money market lines of credit with a weighted average interest rate of 5.56 %. At December 31, 1998, there were $127.3 million of borrowings outstanding under these money market lines of credit.

     $40.0 million in revenue bonds were issued in July 1998 and an aggregate of $80.0 million in medium-term notes were issued in February 1999. The revenue bonds, which were used to redeem previously existing revenue bonds, bear interest at 5.95% per annum and mature on July 15, 2028. The medium-term notes, which were used in part to reduce existing credit facilities, consist of $35.0 million in ten-year notes that bear interest at 5.99% interest per annum and $45.0 million in twenty-year notes that bear interest at 6.61% per annum.

      In February 1999 an underwritten public offering of 6.9 million Corporate Premium Income Equity Securities (PIES) was completed. The net proceeds of approximately $334.7 million were primarily used to fund the cash paid in the acquisition of BSG, and to repay short-term indebtedness.

     On June 7, NiSource made an offer to acquire CEG for $5.7 billion, or $68 per share of CEG common stock in cash. CEG rejected the offer, and on June 25, 1999, a tender offer was commenced for all outstanding shares of common stock of CEG at $68 per share in cash. A commitment letter has been accepted under which certain financial institutions have agreed, subject to specified conditions, to provide $6.0 billion to finance the proposed acquisition of CEG.

     Construction Program. Future commitments with respect to the construction program are expected to be met through internally generated funds.

Market Risk Sensitive Instruments and Positions

   See Note 22, "Financial Instruments and Risk Management," to the consolidated financial statements for a discussion of commodity-based derivative financial instruments and risk management.

     There are two primary market risks, commodity price risk and interest rate risk, to which NiSource is exposed.

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

     The daily net commodity position consists of natural gas inventories, commodity purchase and sales contracts and derivative financial and commodity instruments. The fair market value of this portfolio is a summation of the fair market values calculated for each commodity, whose net values are measured by quotes from energy exchange markets and over-the-counter markets. Based upon the fair market value of this portfolio as of June 30, 1999, if the electric and natural gas market prices dropped by 10 percent, this change would reduce NiSource's net income by approximately $0.6 million. Any such movements in prices, however, are not indicative of actual results and are subject to change.

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

     State of Readiness. The year 2000 program consists of four phases: inventory (identifying systems potentially affected by the year 2000), assessment (testing identified systems), remediation (correcting or replacing non-compliant systems) and validation (evaluating testing remediated systems to confirm compliance). Northern Indiana has completed the remediation and validation phases for all its mission-critical systems. The year 2000 program for BSG is expected to be completed in the fourth quarter of 1999. The IWC year 2000 program was completed in June 1999. NiSource, except for BSG, has completed the inventory and assessment phases for all of its non-IT mission-critical systems and has scheduled remediation (including replacement) and validation for its non-IT mission-critical systems throughout 1999. Substantially completion of mission-critical year 2000 efforts was completed in June, 1999, with the year 2000 program concluding in the fourth quarter of 1999.

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

     Contingency Plans. NiSource currently is in the process of structuring its contingency plans to address the possibility that any mission-critical system upon which it depends, including those controlled by outside parties, will be non-compliant. This includes identifying alternate suppliers and vendors, conducting staff training and developing communication plans. In addition, the ability to maintain or restore service in the event of a power failure or operating disruption or delay is being evaluated, along with the limited ability to mitigate the effects of a network failure by isolating its own network from the non-compliant segments of the greater network. These contingency plans were completed during the second quarter of 1999; however, the contingency plans will be under review during the third and fourth quarters of 1999.

     ALL  STATEMENTS  REGARDING  YEAR 2000 MATTERS  CONTAINED IN THIS REPORT ARE
"YEAR  2000  READINESS   DISCLOSURES"  WITHIN  THE  MEANING  OF  THE  YEAR  2000
INFORMATION AND READINESS DISCLOSURE ACT.

Competition and Regulatory Changes

     The regulatory frameworks applicable to the Energy Utilities, at both the state and federal levels, are in the midst of a period of fundamental change. These changes have impacted and will continue to impact operations, structure and profitability. At the same time, competition within the electric and gas industries will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including partnering on energy projects with major industrial customers, converting some of its generating units to allow use of lower cost, low sulfur coal, providing its gas customers with increased customer choice for new products and services throughout the service territory, and establishing subsidiaries that provide gas and develop new energy-related products for residential, commercial and industrial customers.

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

     At the state level, the Indiana Utility Regulatory Commission (IURC) approved in 1997 Northern Indiana's Alternative Regulatory Plan (ARP) which implemented new rates and services that included, among other things, unbundling of services for additional customer classes (primarily residential and commercial users), negotiated services and prices, a gas cost incentive mechanism, and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based upon a comparison of Northern Indiana's actual gas supply portfolio cost to a market-based benchmark price. Phase I of Northern Indian's Customer Choice Pilot Program ended on March 31, 1999. This pilot program offered a limit of 82,000 residential customers within St. Joseph County and 10,000 commercial customers throughout the NiSource service area the right to choose alternative gas suppliers. Phase II of Northern Indiana's Customer Choice Pilot Program commenced April 1, 1999 and will continue for a one-year period. During this phase, Northern Indiana is offering customer choice to all 660,000 residential and 50,000 commercial customers throughout its gas service territory. A limit of 150,000 residential and 20,000 commercial customers are eligible to enroll in Phase II of the program. The IURC order allows NiSource's natural gas marketing subsidiary to participate as a supplier of choice to Northern Indiana customers. In addition, as Northern Indiana has allowed residential and commercial customers to designate alternative gas suppliers, it has also offered new services to all classes of customers including, but not limited to, price protection, negotiated sales and services, gas lending and parking, and new storage services.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     For a discussion of primary market risks and risk management policy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk Sensitive Instruments and Positions."

                                                               PART II.
                                OTHER INFORMATION

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

          (b) Reports on Form 8-K.

                 A report on Form 8-K was filed April 14, 1999. All events were reported under Item 5, Other Events. A report on Form 8-K was filed June 7, 1999. All events were reported under Item 5, Other Events.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       NiSource Inc.

                       (Registrant)

                       /s/ STEPHEN P. ADIK
                       --------------------------------------------------
                       Stephen P. Adik
                       Senior Executive Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer



Date:  August 13, 1999