Form 10-Q
period 1999-09-30
NISOURCE INC
filed 1999-11-12
CIK 823392

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549


                                 FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

     As of October 31,1999, 125,056,430 common shares were outstanding.

NiSource Inc.

                                                                PART I.
                                                         FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Public Accountants

To The Board of Directors of
NiSource Inc.:

      We have audited the accompanying consolidated balance sheets of NiSource Inc. (an Indiana corporation) and subsidiaries as of September 30, 1999, and December 31, 1998, and the related consolidated statements of income, common shareholders' equity and cash flows for the three, nine and twelve month periods ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NiSource Inc. and subsidiaries as of September 30, 1999, and December 31, 1998, and the results of their operations and their cash flows for the three, nine and twelve month periods ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.





                             /s/ Arthur Andersen LLP

Chicago, Illinois
November 9, 1999

Consolidated Balance Sheets
                                                                September 30,       December 31,
Assets                                                              1999                1998
                                                                 ==========          ==========
(In thousands)
Property, Plant and Equipment:
Utility Plant, (including Construction Work in
 Progress of $316,525 and $197,112, respectively)
    Electric                                                    $ 4,217,811      $    4,154,060
    Gas                                                           2,846,138           1,447,945
    Water                                                           725,256             663,355
    Common                                                          365,101             364,822
                                                                 ----------          ----------
                                                                  8,154,306           6,630,182
    Less -Accumulated depreciation and amortization               3,384,196           2,968,078
                                                                 ----------          ----------
      Net Utility Plant                                           4,770,110           3,662,104
                                                                 ----------          ----------
 Other property, at cost, net of accumulated depreciation           129,521              86,565
                                                                 ----------          ----------
      Net Property, Plant and Equipment                           4,899,631           3,748,669
                                                                 ----------          ----------
Investments:
 Investments, at equity                                             253,002             111,340
 Investments, at cost                                                53,083              41,609
 Other investments                                                   30,585              28,702
                                                                 ----------          ----------
      Total Investments                                             336,670             181,651
                                                                 ----------          ----------
Current Assets:
 Cash and cash equivalents                                           23,747              60,848
 Accounts receivable, less reserve of  $19,857 and
     $8,984, respectively                                           326,735             261,971
 Other receivables                                                   36,646              31,780
 Fuel adjustment clause                                               5,716                  --
 Gas cost adjustment clause                                          39,251              45,738
 Materials and supplies, at average cost                             65,859              62,818
 Electric production fuel, at average cost                           23,091              32,402
 Natural gas in storage                                             119,117              69,640
 Prepayments and other                                               38,114              41,670
                                                                 ----------          ----------
      Total Current Assets                                          678,276             606,867
                                                                 ----------          ----------
Other Assets:
 Regulatory assets                                                  223,803             209,059
 Intangible assets, net of accumulated amortization                 121,665              65,039
 Prepayments and other                                              247,216             175,218
                                                                 ----------          ----------
      Total Other Assets                                            592,684             449,316
                                                                 ----------          ----------
                                                                $ 6,507,261         $ 4,986,503
                                                                 ==========          ==========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets
                                                                September 30,       December 31,
Capitalization and Liabilities                                      1999                1998
                                                                 ==========          ==========
  (In thousands)
Capitalization:
Common shareholders' equity
  (See accompanying statement)                                  $ 1,364,839         $ 1,149,708
Preferred stocks, excluding amounts due within
     one year-
     Series without mandatory redemption provisions                  81,114              85,613
     Series with mandatory redemption provisions                     54,585              56,435
IWC Resources Corporation:
     Series without mandatory redemption provisions                   4,497                  --
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Company debentures                                         345,000                  --
Long-term debt, excluding amounts due within one year             1,842,390           1,667,965
                                                                 ----------          ----------
           Total Capitalization                                   3,692,425           2,959,721
                                                                 ----------          ----------
Current Liabilities:
 Current portion of long-term debt                                  163,283               6,790
 Short-term borrowings                                              575,475             411,040
 Accounts payable                                                   265,330             251,399
 Dividends declared on common and preferred stocks                   32,915              31,072
 Customer deposits                                                   27,614              22,199
 Taxes accrued                                                       16,750              44,939
 Interest accrued                                                    28,907              21,202
 Fuel adjustment clause                                                  --               6,279
 Accrued employment costs                                            49,384              52,121
 Other accruals                                                     119,403              39,022
                                                                 ----------          ----------
      Total Current Liabilities                                   1,279,061             886,063
                                                                 ----------          ----------
Other:
 Deferred income taxes                                              979,984             667,167
 Deferred investment tax credits, being amortized over
   life of related property                                          96,909              98,177
 Deferred credits                                                   108,965              68,046
 Customer advances and contributions in aid of construction         124,588             118,778
 Accrued liability for postretirement benefits                      156,387             143,870
 Other noncurrent liabilities                                        68,942              44,681
                                                                 ----------          ----------
      Total Other Liabilities                                     1,535,775           1,140,719
                                                                 ----------          ----------
Commitments and Contingencies

                                                                $ 6,507,261         $ 4,986,503
                                                                 ==========          ==========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

 (In thousands, except for per share amounts)
                                                        Three Months                Nine Months
                                                     Ended September 30,         Ended September 30,
                                                   ---------------------        ---------------------
                                                     1999         1998            1999         1998
                                                  ==========   ==========      ==========   ==========
Operating Revenues:
  Gas                                            $   265,393  $   199,435     $ 1,127,925  $   831,698
  Electric                                           324,290      468,315         865,355    1,136,162
  Water                                               29,894       24,374          74,794       62,940
  Products and Services                               68,415       55,668         192,156      148,744
                                                  ----------   ----------      ----------   ----------
                                                     687,992      747,792       2,260,230    2,179,544
                                                  ----------   ----------      ----------   ----------
Cost of Sales:
 Gas costs                                           208,032      159,917         812,759      636,835
 Fuel for electric generation                         72,092       72,246         188,020      193,263
 Power purchased                                      28,204      179,645          76,611      365,657
 Products and Services                                37,523       29,110         100,134       75,126
                                                  ----------   ----------      ----------   ----------
                                                     345,851      440,918       1,177,524    1,270,881
                                                  ----------   ----------      ----------   ----------
Operating Margin                                     342,141      306,874       1,082,706      908,663
                                                  ----------   ----------      ----------   ----------
Operating Expenses and Taxes:
  Operation                                          119,627      104,365         374,754      298,584
  Maintenance                                         18,450       19,100          62,672       59,058
  Depreciation and amortization                       78,006       64,417         228,454      191,334
  Taxes (except income)                               24,572       22,044          77,806       66,582
                                                  ----------   ----------      ----------   ----------
                                                     240,655      209,926         743,686      615,558
                                                  ----------   ----------      ----------   ----------
Operating Income                                     101,486       96,948         339,020      293,105
                                                  ----------   ----------      ----------   ----------
Other Income (Deductions):
   Interest expense, net                            (42,376)     (33,077)       (119,378)     (94,522)
   Minority interests                                (5,415)            0        (13,539)            0
   Dividend requirements on preferred stock          (2,071)      (2,122)         (6,264)      (6,417)
   Other, net                                        (9,888)        2,870         (2,022)       10,387
                                                  ----------   ----------      ----------   ----------
                                                    (59,750)     (32,329)       (141,203)     (90,552)
                                                  ----------   ----------      ----------   ----------
Income Before Income Taxes                            41,736       64,619         197,817      202,553

Income Taxes                                          13,781       21,492          70,359       69,259
                                                  ----------   ----------      ----------   ----------
Net Income                                       $    27,955  $    43,127     $   127,458  $   133,294
                                                  ==========   ==========      ==========   ==========
Average common shares outstanding - basic            125,031      119,495         124,218      121,833

Basic earnings per average common share          $      0.22  $      0.36     $      1.02  $      1.09
                                                  ==========   ==========      ==========   ==========
Diluted earnings per average common share        $      0.22  $      0.35     $      1.02  $      1.08
                                                  ==========   ==========      ==========   ==========
Dividends declared per common share              $     0.255  $     0.240     $     0.765  $     0.720
                                                  ==========   ==========      ==========   ==========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

 (In thousands, except for per share amounts)
                                                      Twelve Months
                                                    Ended September 30,
                                                  -----------------------
                                                     1999         1998
                                                  ==========   ==========
Operating Revenues:
  Gas                                            $ 1,506,002  $ 1,260,510
  Electric                                         1,155,793    1,447,286
  Water                                               95,833       81,311
  Products and Services                              255,836      197,526
                                                  ----------   ----------
                                                   3,013,464    2,986,633
                                                  ----------   ----------
Cost of Sales:
 Gas costs                                         1,100,962      965,243
 Fuel for electric generation                        245,406      253,786
 Power purchased                                     123,244      433,867
 Products and Services                               129,398       98,735
                                                  ----------   ----------
                                                   1,599,010    1,751,631
                                                  ----------   ----------

Operating Margin                                   1,414,454    1,235,002
                                                  ----------   ----------
Operating Expenses and Taxes:
  Operation                                          475,764      398,489
  Maintenance                                         78,244       79,428
  Depreciation and amortization                      293,594      253,667
  Taxes (except income)                               99,431       88,704
                                                  ----------   ----------
                                                     947,033      820,288
                                                  ----------   ----------
Operating Income                                     467,421      414,714
                                                  ----------   ----------
Other Income (Deductions):
   Interest expense, net                           (153,660)    (125,887)
   Minority interests                               (13,539)           --
   Dividend requirements on preferred stock          (8,385)      (8,588)
   Other, net                                        (1,825)        8,680
                                                  ----------   ----------
                                                   (177,409)    (125,795)
                                                  ---------    ----------
Income Before Income Taxes                           290,012      288,919

Income Taxes                                         101,962       99,719
                                                  ----------   ----------
Net Income                                       $   188,050  $   189,200
                                                  ==========   ==========
Average common shares outstanding - basic            122,578      122,645

Basic earnings per average common share          $      1.53  $      1.54
                                                  ==========   ==========
Diluted earnings per average common share        $      1.52  $      1.53
                                                  ==========   ==========
Dividends declared per common share              $     1.020  $     0.960
                                                  ==========   ==========

     The accompanying notes to consolidated financial statements are an integral part of these statements.


Consolidated Statement Of Common Shareholders' Equity

                                                               Additional
(In thousands)                     Common        Treasury       Paid-in      Retained
Three Months Ended                 Shares         Shares        Capital      Earnings       Other
========================         ==========     ==========    ==========    ==========    ==========
Balance, July 1, 1998            $  870,930    $ (456,018)    $   90,704    $  698,633    $  (2,962)
Comprehensive Income:
  Net income                                                                    43,127
  Other comprehensive income,
   net of tax:
     Gain/loss on available
      for sale securities:
     Unrealized (net of income
       tax of $621)
     Realized (net of income
       tax of $720)
  Gain (loss) on foreign
   currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
 Common shares                                                                (28,144)
Treasury shares acquired                          (84,520)
Issued:
 Employee stock purchase plan                          100           251
 Long-term incentive plan                            2,210                                        46
 Amortization of
  unearned compensation                                                                          591
 Other                                                                            (55)

                                 ----------     ----------    ----------    ----------    ----------
Balance, September 30, 1998      $  870,930     $(538,228)    $   90,955    $  713,561    $  (2,325)
                                 ==========     ==========    ==========    ==========    ==========

Balance, July 1, 1999            $  870,930     $(455,640)    $  172,388    $  779,102    $    (976)
Comprehensive Income:
  Net income                                                                    27,955
  Other comprehensive income,
   net of tax:
     Gain/loss on available
      for sale securities:
     Unrealized (net of income
       tax of $1,068)
     Realized (net of income tax
       of  $113)
  Gain (loss) on foreign
   currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
   Common shares                                                              (31,891)
Treasury shares acquired                             (346)
Issued:
 Employee stock purchase plan                          112           252
 Long-term incentive plan                              655            29                        (39)
Amortization of
  unearned compensation                                                                          877
 Equity contract costs                                             (302)
Other                                                                            (177)
                                 ----------     ----------    ----------    ----------    ----------
Balance, September 30, 1999      $  870,930     $(455,219)    $  172,367    $  774,989    $    (138)
                                 ==========     ==========    ==========    ==========    ==========






                                 Accumulated                                         Shares
                                   Other                                    ------------------------
   Three Months Ended          Comprehensive                Comprehensive     Common      Treasury
       (continued)                 Income          Total        Income        Shares        Shares
========================         ==========     ==========    ==========    ==========    ==========
Balance, July 1, 1998            $    2,602     $1,203,889                  $  147,784    $ (26,750)
Comprehensive Income:
  Net income                                        43,127        43,127
  Other comprehensive income,
   net of tax:
     Gain/loss on available
      for sale securities:
     Unrealized (net of income
       tax of $621)                 (1,017)        (1,017)       (1,017)
     Realized (net of income tax
       of $720)                     (1,180)        (1,180)       (1,180)
  Gain (loss) on foreign currency
     translation:
       Unrealized                     (766)          (766)         (766)
       Realized                         186            186           186
                                                              ----------
Total Comprehensive Income                                       $40,350
                                                              ==========
Dividends:
 Common shares                                    (28,144)
Treasury shares acquired                          (84,520)                                   (2,993)
Issued:
 Employee stock purchase plan                          351                                        13
 Long-term incentive plan                            2,256                                       123
 Amortization of
  unearned compensation                                591
Other                                                 (55)
                                 ----------     ----------                  ----------    ----------
Balance, September 30, 1998      $    (175)     $1,134,718                  $  147,784    $ (29,607)
                                 ==========     ==========                  ==========    ==========

Balance, July 1, 1999            $    3,323     $1,369,127                  $  147,784    $ (22,770)
Comprehensive Income:
  Net income                                        27,955        27,955
  Other comprehensive income,
   net of tax:
     Gain/loss on available
      for sale securities:
     Unrealized (net of income
       tax of $1,068)               (1,749)        (1,749)       (1,749)
     Realized (net of income tax
       of  $113)                        186            186           186
  Gain (loss) on foreign currency
     translation:
       Unrealized                       150            150           150
                                                              ----------
       Realized
Total Comprehensive Income                                    $   26,542
                                                              ==========
Dividends:
   Common shares                                  (31,891)
Treasury shares acquired                             (346)                                      (16)
Issued:
 Employee stock purchase plan                          364                                        14
 Long-term incentive plan                              645                                        32
 Amortization of
  unearned compensation                                877
Equity contract costs                                (302)
Other                                                (177)
                                 ----------     ----------                  ----------    ----------
Balance, September 30, 1999      $    1,910     $1,364,839                  $  147,784    $ (22,740)
                                 ==========     ==========                  ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                              Additional
(In thousands)                     Common        Treasury      Paid-in       Retained
Nine Months Ended                  Shares         Shares       Capital       Earnings       Other
========================         ==========     ==========    ==========    ==========    ==========
Balance, January 1, 1998         $  870,930     $(363,943)    $   89,768    $  667,790    $  (2,624)
Comprehensive Income:
  Net income                                                                   133,294
  Other comprehensive income,
   net of tax:
     Gain/loss on available
      for sale securities:
     Unrealized (net of income
       tax of  $140)
     Realized (net of income
       of $1,340)
  Gain (loss) on foreign
   currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
  Common shares                                                               (86,781)
Treasury shares acquired                         (182,502)             2
Issued:
 Employee stock purchase plan                          251           608
 Long-term incentive plan                            7,966           575                     (1,084)
 Amortization of
  unearned compensation                                                                        1,383
  Other                                                                2         (742)
                                 ----------     ----------    ----------    ----------    ----------
Balance, September 30, 1998      $  870,930     $(538,228)    $   90,955    $  713,561    $  (2,325)
                                 ==========     ==========    ==========    ==========    ==========

Balance January 1, 1999          $  870,930     $(559,027)    $   94,181    $  744,309    $  (1,815)
Comprehensive Income:
  Net income                                                                   127,458
  Other comprehensive income,
   net of tax:
     Gain/loss on available
      for sale securities:
     Unrealized (net of income
       tax of $2,075)
     Realized (net of income tax
       of  $274)
  Gain (loss) on foreign
   currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
   Common shares                                                              (95,624)
Treasury shares acquired                         (108,987)
Issued:
 Employee stock purchase plan                          339           845
 Long-term incentive plan                            3,853           188                       (571)
 Bay State Gas Acquisition                         205,881       109,753
Other Acquisitions                                   2,722           939
 Amortization of
  unearned compensation                                                                        2,248
Equity contract costs                                           (33,539)
Other                                                                          (1,154)
                                 ----------     ----------    ----------    ----------    ----------
Balance, September 30, 1999      $  870,930     $(455,219)    $  172,367    $  774,989    $    (138)
                                 ==========     ==========    ==========    ==========    ==========


                                 Accumulated                                         Shares
                                    Other                                   ------------------------
   Nine Months Ended            Comprehensive                Comprehensive    Common        Treasury
       (continued)                 Income          Total        Income        Shares         Shares
========================         ==========     ==========    ==========    ==========    ==========
 Balance, January 1, 1998        $    2,867     $1,264,788                  $  147,784     $(23,472)
Comprehensive Income:
  Net income                                       133,294       133,294
  Other comprehensive income,
   net of tax:
     Gain/loss on available
      for sale securities:
     Unrealized (net of income
       tax of $140)                     232            232           232
     Realized (net of income tax
        of $1,340)                  (2,196)        (2,196)       (2,196)
  Gain (loss) on foreign currency
     translation:
       Unrealized                   (1,264)        (1,264)       (1,264)
       Realized                         186            186           186
                                                              ----------
Total Comprehensive Income                                    $  130,252
                                                              ==========
Dividends:
 Common shares                                    (86,781)
Treasury shares acquired                         (182,500)                                   (6,620)
Issued:
 Employee stock purchase plan                          859                                        32
 Long-term incentive plan                            7,457                                       453
 Amortization of
  unearned compensation                              1,383
Other                                                (740)
                                 ----------     ----------                  ----------    ----------
Balance, September 30, 1998      $    (175)     $1,134,718                  $  147,784    $ (29,607)
                                 ==========     ==========                  ==========    ==========

Balance January 1, 1999          $    1,130     $1,149,708                  $  147,784    $ (30,254)
Comprehensive Income:
  Net income                                       127,458       127,458
  Other comprehensive income,
   net of tax:
     Gain/loss on available
      for sale securities:
     Unrealized (net of income
       tax of $2,075)                 (101)          (101)         (101)
     Realized (net of income tax
       of  $274)                        449            449           449
  Gain (loss) on foreign currency
     translation:
       Unrealized                       432            432           432
       Realized
                                                              ----------
  Total Comprehensive Income                                  $  128,238
                                                              ==========
Dividends:
   Common shares                                  (95,624)
Treasury shares acquired                         (108,987)                                   (3,899)
Issued:
 Employee stock purchase plan                        1,184                                        43
 Long-term incentive plan                            3,470                                       194
 Bay State Gas Acquisition                         315,634                                    11,042
Other Acquisitions                                   3,661                                       134
 Amortization of
  unearned compensation                              2,248
Equity contract costs                             (33,539)
Other                                              (1,154)
                                 ----------     ----------                  ----------    ----------
Balance, September 30, 1999      $    1,910     $1,364,839                  $  147,784    $ (22,740)
                                 ==========     ==========                  ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                              Additional
(In thousands)                     Common        Treasury      Paid-in       Retained
Twelve Months Ended                Shares         Shares       Capital       Earnings       Other
========================         ==========     ==========    ==========    ==========    ==========
Balance, October 1, 1997         $  870,930     $(336,148)    $   89,663    $  641,708    $  (3,210)
Comprehensive Income:
  Net income                                                                   189,200
  Other comprehensive income,
   net of tax:
     Gain/loss on available
      for sale securities:
     Unrealized (net of income
       tax of $380)
     Realized (net of income
       tax of $1,340)
  Gain (loss) on foreign
   currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
  Common shares                                                              (116,605)
Treasury shares acquired                         (211,843)             1
Issued:
 Employee stock purchase plan                          315           714
 Long-term incentive plan                            9,448           575                     (1,084)
 Amortization of
  unearned compensation                                                                        1,969
  Other                                                                2         (742)
                                 ----------     ----------    ----------    ----------    ----------
Balance, September 30, 1998      $  870,930     $(538,228)    $   90,955    $  713,561    $  (2,325)
                                 ==========     ==========    ==========    ==========    ==========

Balance October 1, 1998          $  870,930     $(538,228)    $   90,955    $  713,561    $  (2,325)
Comprehensive Income:
  Net income                                                                   188,050
  Other comprehensive income,
   net of tax:
     Gain/loss on available
      for sale securities:
     Unrealized (net of income
       tax of $671)
     Realized (net of income tax
       of  $274)
  Gain (loss) on foreign
   currency translation:
       Unrealized
       Realized
Total Comprehensive Income
Dividends:
   Common shares                                                             (125,439)
Treasury shares acquired                         (130,461)
Issued:
 Employee stock purchase plan                          429         1,155
 Long-term incentive plan                            4,438           159                       (571)
Bay State Gas Acquisition                          205,881       109,753
Other Acquisitions                                   2,722           939
 Amortization of
  unearned compensation                                                                        2,758
 Equity contract costs                                          (33,539)
Other                                                              2,945       (1,183)
                                 ----------     ----------    ----------    ----------    ----------
Balance, September 30, 1999      $  870,930     $(455,219)    $  172,367    $  774,989    $    (138)
                                 ==========     ==========    ==========    ==========    ==========


                                 Accumulated                                         Shares
                                    Other                                   ------------------------
   Twelve Months Ended          Comprehensive                Comprehensive    Common       Treasury
       (continued)                  Income         Total        Income        Shares         Shares
========================         ==========     ==========    ==========    ==========    ==========
 Balance, October 1, 1997        $    3,762     $1,266,705                  $  147,784    $ (22,276)
Comprehensive Income:
  Net income                                       189,200       189,200
  Other comprehensive income,
   net of tax:
     Gain/loss on available
      for sale securities:
     Unrealized (net of income
       tax of $380)                     622            622           622
     Realized (net of income
       tax of $1,340)               (2,195)        (2,195)       (2,195)
  Gain (loss) on foreign
   currency translation:
       Unrealized                   (2,550)        (2,550)       (2,550)
       Realized                         186            186           186
                                                              ----------
Total Comprehensive Income                                    $  185,263
                                                              ==========
Dividends:
 Common shares                                   (116,605)
Treasury shares acquired                         (211,842)                                   (7,920)
Issued:
 Employee stock purchase plan                        1,029                                        40
 Long-term incentive plan                            8,939                                       549
 Amortization of
  unearned compensation                              1,969
 Other                                               (740)
                                 ----------     ----------                  ----------    ----------
Balance, September 30, 1998      $    (175)     $1,134,718                  $  147,784    $ (29,607)
                                 ==========     ==========                  ==========    ==========

Balance October 1, 1998          $    (175)     $1,134,718                  $  147,784    $ (29,607)
Comprehensive Income:
  Net income                                       188,050       188,050
  Other comprehensive income,
   net of tax:
     Gain/loss on available
      for sale securities:
     Unrealized (net of income
       tax of $671)                   1,097          1,097         1,097
     Realized (net of income tax
       of  $274)                        449            449           449
  Gain (loss) on foreign
    currency translation:
       Unrealized                       539            539           539
       Realized
                                                              ----------
Total Comprehensive Income                                    $  190,135
                                                              ==========
Dividends:
   Common shares                                 (125,439)
Treasury shares acquired                         (130,461)                                   (4,589)
Issued:
 Employee stock purchase plan                        1,584                                        54
 Long-term incentive plan                            4,026                                       226
 Bay State Gas Acquisition                         315,634                                    11,042
Other Acquisitions                                   3,661                                       134
 Amortization of
  unearned compensation                              2,758
Equity contract costs                             (33,539)
Other                                                1,762
                                 ----------     ----------                  ----------    ----------
Balance, September 30, 1999      $    1,910     $1,364,839                  $  147,784    $ (22,740)
                                 ==========     ==========                  ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.


Consolidated Statements of Cash Flows
(In thousands)
                                                              Three Months               Nine Months
                                                            Ended September 30,       Ended September 30,
                                                         -----------------------   -----------------------
                                                            1999        1998          1999         1998
                                                         ==========   ==========   ==========   ==========
Cash flows from operating activities:
 Net income                                             $    27,955  $    43,127  $   127,458  $   133,294
Adjustments to reconcile net income
 to net cash:
    Depreciation and amortization                            78,006       64,417      228,454      191,334
    Deferred federal and state
         income taxes, net                                    3,978      (6,991)     (26,772)     (49,641)
    Deferred investment tax credits, net                    (1,921)      (1,821)      (5,728)      (5,463)
    Other, net                                                2,810          307        (215)      (4,437)
 Change in certain assets and liabilities -*
    Accounts receivable, net                                (4,692)       31,696      124,753       39,726
    Other receivables                                            56      (3,644)      (4,866)       70,422
     Natural gas in storage                                (38,759)     (34,467)      (8,462)     (10,607)
     Accounts payable                                        20,799      (6,067)    (121,478)     (23,697)
     Taxes accrued                                         (18,232)        2,571     (20,691)       15,048
    Gas cost adjustment clause                             (39,860)      (6,511)       32,587       56,655
    Accrued employment costs                                  5,428        5,215     (11,011)     (12,730)
    Other accruals                                           19,422      (3,684)       47,147     (12,277)
    Other, net                                              (6,227)     (13,902)      (1,243)     (10,995)
                                                         ----------   ----------   ----------   ----------
      Net cash provided by operating activities              48,763       70,246      359,933      376,632
                                                         ----------   ----------   ----------   ----------
Cash flows from investing activities:
  Utility construction expenditures                        (92,336)     (56,395)    (228,428)    (176,196)
  Acquisition of businesses,
          net of cash acquired                                   --           --    (716,031)           --
 Proceeds from disposition of assets                            892           24       28,452       10,443
 Other, net                                                (30,962)     (14,964)     (73,580)     (63,631)
                                                         ----------   ----------   ----------   ----------
      Net cash used in investing activities               (122,406)     (71,335)    (989,587)    (229,384)
                                                         ----------   ----------   ----------   ----------
Cash flows from financing activities:
 Issuance of long-term debt                                     544       40,503      258,315       46,878
Retirement of long-term debt                                (2,783)     (41,631)    (185,855)     (79,204)
Change in short-term debt                                    81,482      109,341       65,132      149,574
Retirement of preferred shares                                (601)        (600)      (1,852)      (1,856)
 Proceeds from Corporate Premium
         Income Equity Securities, net                           --           --      334,650           --
 Issuance of common shares                                    1,048        2,561      324,520        9,400
 Acquisition of treasury shares                               (346)     (84,520)    (108,987)    (182,500)
 Cash dividends paid on common shares                      (31,884)     (28,871)     (93,710)     (88,180)
 Other, net                                                     114          112          340          350
                                                         ----------   ----------   ----------   ----------
 Net cash provided by (used in)
 financing activities                                        47,574      (3,105)      592,553    (145,538)
                                                         ----------   ----------   ----------   ----------
Net increase (decrease) in cash and
 cash equivalents                                          (26,069)      (4,194)     (37,101)        1,710

Cash and cash equivalents at
   beginning of the period                                   49,816       36,684       60,848       30,780
                                                         ----------   ----------   ----------   ----------
Cash and cash equivalents at
   end of the period                                    $    23,747  $    32,490  $    23,747  $    32,490
                                                         ==========   ==========   ==========   ==========
 *Net of effect from acquisitions of businesses.

     The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
(In thousands)
                                                              Twelve Months
                                                            Ended September 30,
                                                         -----------------------
                                                            1999         1998
                                                         ==========   ==========
Cash flows from operating activities:
 Net income                                             $   188,050  $   189,200
Adjustments to reconcile net income
 to net cash:
    Depreciation and amortization                           293,594      253,667
    Deferred federal and state
         income taxes, net                                      928     (17,784)
    Deferred investment tax credits, net                    (7,626)      (7,372)
    Other, net                                                1,482      (3,929)
 Change in certain assets and liabilities -*
    Accounts receivable, net                                 63,890     (20,602)
    Other receivables                                           163       44,811
    Natural gas in storage                                  (6,059)         (19)
    Accounts payable                                       (77,996)       12,716
    Taxes accrued                                          (46,299)     (12,148)
    Gas cost adjustment clause                               20,185       27,155
    Accrued employment costs                                (4,959)      (1,954)
    Other accruals                                           50,516     (14,112)
    Other, net                                              (8,438)       26,176
                                                         ----------   ----------
      Net cash provided by operating activities             467,431      475,805
                                                         ----------   ----------
Cash flows from investing activities:
  Utility construction expenditures                       (302,557)    (234,623)
  Acquisition of businesses,
     net of cash acquired                                 (716,031)           --
  Proceeds from disposition of assets                        30,597       16,475
  Other, net                                               (63,087)     (99,802)
                                                         ----------   ----------
      Net cash used in investing activities             (1,051,078)    (317,950)
                                                         ----------   ----------
Cash flows from financing activities:
  Issuance of long-term debt                                258,817      254,179
 Retirement of long-term debt                             (202,282)    (285,392)
 Change in short-term debt                                  112,576      196,725
 Retirement of preferred shares                             (2,409)      (2,411)
 Proceeds from Corporate Premium
         Income Equity Securities, net                      334,650           --
  Issuance of common shares                                 325,476       11,047
  Acquisition of treasury shares                          (130,461)    (211,837)
  Cash dividends paid on common shares                    (121,916)    (116,431)
  Other, net                                                    453          470
                                                         ----------   ----------
 Net cash provided by (used in)
 financing activities                                       574,904    (153,650)
                                                         ----------   ----------
Net increase (decrease) in cash and
 cash equivalents                                           (8,743)        4,205

Cash and cash equivalents at
   beginning of the period                                   32,490       28,285
                                                         ----------   ----------
Cash and cash equivalents at
   end of the period                                    $    23,747  $    32,490
                                                         ==========   ==========
 *Net of effect from acquisitions of businesses.

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

     The Utilities are subject to regulation with respect to rates, accounting and certain other matters by the Indiana Utility Regulatory Commission (IURC), the Massachusetts Department of Telecommunications and Energy (MDTE), the New Hampshire Public Utilities Commission (NHPUC), the Maine Public Utilities Commission (MEPUC) and the Federal Energy Regulatory Commission (FERC), collectively called the "Commissions."

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

     On June 7, 1999,  NiSource made an offer to acquire  Columbia  Energy Group
(CEG) for $5.7 billion, or $68 per share of CEG common stock, in cash. CEG's board rejected the offer, and on June 25, 1999, a tender offer was commenced for all outstanding shares of CEG common stock at $68 per share in cash. CEG's board of directors recommended that CEG shareholders reject the tender offer. On
October 17, NiSource increased the consideration to $6.1 billion, or $74 per share, in cash and extended the offer until November 12, 1999. In response to the increased offer, on October 24, 1999, CEG's board rejected the offer, recommended that CEG shareholders not tender their shares and authorized its management to explore strategic alternatives. CEG stated that it would initiate discussions with third parties regarding possible transactions, including a merger, reorganization, or the disposition of a material amount of assets. The terms and conditions of NiSource's tender offer are set forth in the Offer to Purchase dated June 25, 1999, as amended and supplemented, and the related Letter of Transmittal. A commitment letter has been accepted under which certain financial institutions have agreed, subject to specified conditions, to provide $6.5 billion to finance the proposed acquisition of CEG. The tender offer is subject to a number of uncertainties, and no assurance can be given as to whether, or on what terms, CEG will be acquired. At September 30, 1999 and October 31, 1999, approximately $8.4 million and $9.7 million, respectively, in filing fees and professional services fees related to the CEG acquisition were capitalized.

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

    On April 1, 1999, NiSource acquired the stock of TPC Corporation. As a result of the acquisition, NiSource indirectly owns a 77.3% equity interest in Market Hub Partners, L.P. (MHP), which stores natural gas in salt caverns. However, NiSource does not control the operations of MHP based upon the governance provisions in MHP's partnership agreement. Accordingly, NiSource accounts for its interests in MHP using the equity method of accounting. The consolidated financial statements and disclosures include operating results from TPC from the date of acquisition through September 30, 1999. See Note 3 for additional information on this acquisition.

     On February 12, 1999, NiSource acquired Bay State Gas Company (BSG) and its subsidiaries. Accordingly, the consolidated financial statements and disclosures include operating results from BSG from the date of acquisition through September 30, 1999. See Note 3 for additional information on this acquisition.

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

Electric:
---------
Electric generation plant                              24 years
Transmission plant                                     26 years
Distribution plant                                     25 years
Other electric plant                                   24 years

Gas:
Gas storage plant                                      21 years
Transmission plant                                     27 years
Distribution plant                                     30 years
Other gas plant                                        21 years

Water:
Water source and treatment plant                       34 years
Distribution plant                                     68 years
Other water plant                                      13 years

         The depreciation provisions for utility plant, as a percentage of the original cost, for the three-month, nine-month and twelve-month periods ended September 30, 1999 and 1998 were as follows:

                           Three Months                      Nine Months                  Twelve Months
                       Ended September 30,                Ended September 30,           Ended September 30,
                     ----------    ----------          ----------    ----------      ----------    ----------
                        1999          1998                 1999         1998           1999        1998
                     ==========    ==========          ==========    ==========      ==========  ==========
Electric                   3.7%          3.8%                3.7%          3.7%            3.7%        3.6%
Gas                        4.5%          5.1%                4.5%          5.1%            4.5%        5.1%
Water                      2.5%          2.2%                2.2%          2.1%            2.4%        2.1%

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

Plant Acquisition Adjustments. Net utility plant includes amounts allocated to utility plant in excess of the original cost as part of the purchase price allocation associated with the acquisition of utility businesses, net of accumulated amortization. Net plant acquisition adjustments were $721.1 million and $185.4 million at September 30, 1999 and December 31, 1998, respectively, and are being amortized over forty-year periods from the respective dates of acquisition.

Intangible Assets. The excess of cost over the fair value of the net assets of non-utility businesses acquired is recorded as goodwill. Goodwill of $117.6 million and $61.9 million at September 30, 1999 and December 31, 1998, respectively, is being amortized over a weighted average period of 28 years. Other intangible assets, approximating $12.5 million and $7.7 million at September 30, 1999 and December 31, 1998, respectively, are being amortized over periods of four to eight years. The recoverability of intangible assets is assessed on a periodic basis to confirm that expected future cash flows will be sufficient to support the recorded intangible assets. Accumulated amortization of intangible assets at September 30, 1999 and December 31, 1998 was approximately $8.5 million and $4.6 million, respectively.

Coal Reserves. The costs of reserves under a long-term mining contract to mine coal reserves through the year 2001 are being recovered through the rate-making process as such coal reserves are used to produce electricity.

Accounts  Receivable.   At  September  30,  1999,  $100.0  million  of  accounts
receivable had been sold under a sales agreement, which expires on May 31, 2002.

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

     Comprehensive Income. Comprehensive income is reported in the consolidated statements of common shareholders' equity. The components of accumulated other comprehensive income include unrealized gains (losses), net of income taxes, on available for sale securities ("securities") and on foreign currency translation adjustments ("foreign currency"). The accumulated amounts for these components are as follows:

                     October 1,     January  1,      July 1,      October 1,     January 1,      July 1,
(In millions)           1997           1998           1998           1998           1999           1999
                     ----------     ----------     ----------     ----------     ----------     ----------

Securities               $  4.0        $   4.4        $   4.7        $   2.5        $   3.6        $   5.6
Foreign currency         $ (.3)        $ (1.6)        $ (2.1)        $ (2.6)        $ (2.5)        $ (2.3)

     Statements of Cash Flows. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

     Cash paid during the periods reported for income taxes and interest was as follows:

                                             Three Months               Nine Months                Twelve Months
                                          Ended September 30,        Ended September 30,         Ended September 30,
                                      ------------  ------------  ------------  ------------  ------------  ------------
(In thousands)                             1999      1998              1999      1998             1999      1998
                                          =======   =======          =======   =======           =======   =======
Income taxes                           $ 24,010   $ 19,313        $ 114,188  $ 95,413         $ 146,488    $ 131,562
Interest, net of amounts capitalized   $ 40,437   $ 27,351        $ 113,117  $ 83,537         $ 147,659    $ 117,184

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

     On August 18, 1999, the IURC issued a generic order which established new guidelines for the recovery of purchased power costs through fuel adjustment clauses. The IURC ruled that each utility had to establish a "benchmark" which is the utility's highest on-system fuel cost per kilowatt-hour (kwh) during the most recent annual period. The IURC stated that if the weekly average of a utility's purchased power costs were less than the "benchmark," these costs per kwh should be considered net energy costs which are presumed "fuel costs included in purchased power." If the weekly average of a utility's purchased power costs exceeded the "benchmark," the utility would need to submit additional evidence demonstrating the reasonableness of these costs. The Office of Utility Consumer Counselor has appealed the August 18 order to the Indiana Court of Appeals.

     Gas Cost Adjustment Clause. All metered gas sales rates contain an adjustment factor, which reflects the increases and decreases in the cost of purchased gas, contracted gas storage and storage transportation charges. Each gas cost adjustment factor is subject to a monthly, quarterly or semi-annual hearing by the state Commissions and remains in effect for a one-, three-, six or twelve-month period. On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the new procedure, the demand component of the adjustment factor will be determined, after hearing and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. If the statutory requirement relating to the level of return for the Indiana gas utilities is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given one-month, three-month, six-month or twelve-month period will be included in a future filing. Any under-recovery or over-recovery is recorded as a current asset or current liability until such time it is billed or refunded to customers. Northern Indiana's gas cost adjustment factor includes a gas cost incentive mechanism (GCIM) which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

Natural Gas in Storage. Both the last-in, first-out (LIFO) inventory methodology and the weighted average methodology are used to value natural gas in storage. Based on the average cost of gas purchased under the LIFO method in September 1999 and December 1998, the estimated replacement cost of gas in storage (current and non-current) at September 30, 1999 and December 31, 1998 exceeded the stated LIFO cost by $67.6 million and $33.7 million, respectively. Inventory valued using LIFO was $49.4 million and $50.8 million at September 30, 1999 and December 31, 1998, respectively. Inventory valued using the weighted average methodology was $69.7 million and $18.8 million at September 30, 1999 and December 31, 1998, respectively.

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

Regulatory Assets. The Utilities' operations are subject to the regulation of the Commissions and, in the case of certain subsidiaries, FERC. Accordingly, the Utilities' accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The Utilities monitor changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of their operations. As of September 30, 1999, and December 31, 1998, the regulatory assets identified below represent probable future revenues to the Utilities as these costs are recovered through the rate-making process. If a portion of the Utilities' operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:

                                           September 30,   December 31,
(In thousands)                                1999             1998
                                          ==========       ==========
Unamortized reacquisition premium
   on debt (see Note 16)                    $ 40,598         $ 43,233
Unamortized R. M. Schahfer Unit 17
   and Unit 18 carrying charges and
    deferred depreciation (see below)         59,166           62,329
Bailly scrubber carrying charges and
   deferred depreciation (see below)           8,243            8,945
Deferral of SFAS No. 106 expense not
    recovered (see Note 8)                    76,980           81,339
FERC Order No. 636 transition costs           15,504           22,093
Regulatory income tax asset, net
(see Note 6)                                  36,185           18,793
Other                                         13,148            4,936

                                          ----------       ----------
                                             249,824          241,668
Less: Current portion of regulatory
 assets                                       26,021           32,609
                                          ----------       ----------
                                            $223,803         $209,059
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

 AFUDC was calculated using a weighted average pre-tax rate as follows:

                                                    September 30,    September 30,
                                                        1999              1998
                                                    ----------        ----------
      Three months ended                                8.73%              8.95%
      Nine months ended                                 8.72%              8.74%
      Twelve months ended                               8.79%              8.89%

Foreign Currency Translation. Translation gains or losses are based upon the end-of-period exchange rate and are recorded as a separate component of other comprehensive income reflected in the consolidated statements of shareholders' equity.

Investments In Real Estate. A series of affordable housing projects are held as investments and accounted for using the equity method. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Investments, at equity, include $34.0 million relating to affordable housing projects at both September 30, 1999 and December 31, 1998.

Income Taxes. The liability method of accounting is used for income taxes under which deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities. Deferred investment tax credits are being amortized over the life of the related property.

(3) Acquisitions. On February 12, 1999, the acquisition of Bay State Gas (BSG) was completed for approximately $560.1 million in cash and NiSource common shares. The $237.7 million cash portion was partially financed by the issuance of 6.9 million Corporate Premium Income Equity Securities (see Note 19). The acquisition was accounted for as a purchase, and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. BSG, one of the largest natural gas utilities in New England, provides natural gas distribution to more than 300,000 customers in Massachusetts and, through its wholly-owned subsidiary Northern Utilities, Inc., New Hampshire and Maine. The accompanying financial statements reflect a preliminary allocation of the purchase price since the purchase price allocation has not been finalized.

     Assets acquired and liabilities assumed in the acquisition of BSG were comprised of the following:

(In thousands) Assets acquired:
      Utility plant, net of accumulated depreciation                 $ 1,081,874
      Intangible assets                                                   16,264
      Other current assets                                               177,148
      Other noncurrent assets                                             75,126
                                                                      ----------
                                                                       1,350,412
Less liabilities assumed:
      Long-term debt                                                     244,337
      Short-term debt                                                    100,295
      Other current liabilities                                          122,408
         Deferred taxes                                                  297,477
      Other noncurrent liabilities                                        25,765
                                                                      ----------
                                                                         790,282
                                                                      ----------
Net assets acquired                                                  $   560,130
                                                                      ==========

On a pro forma basis, NiSource's consolidated results of operations for the nine months and twelve months ended September 30, 1999, including BSG, would have been:

                                                             UNAUDITED
         (In thousands)                             Nine Months    Twelve Months
                                                    ===========     ===========
      Operating revenue                            $  2,339,870     $  3,244,045
      Operating income                             $    350,816     $    490,045
      Net income                                   $    128,049     $    183,673

     Pro forma adjustments primarily reflect adjustments for the addition of the plant acquisition adjustment and intangible assets, the issuance of the applicable Corporate Premium Income Equity Securities and additional income taxes, as if the acquisition had occurred on January 1, 1999 for the nine month results and on October 1, 1998 for the twelve month results.

     On April 1, 1999, NiSource acquired the stock of TPC Corporation, a Houston-based natural gas marketing and storage company, for approximately $150 million in cash. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets and liabilities acquired based on their estimated fair values. As a result of the TPC acquisition, NiSource has an indirect equity investment in the amount of $126.0 million, representing a 77.3% interest in MHP. The accompanying financial statements reflect a preliminary allocation of the purchase price since the purchase price allocation has not been finalized.

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

     Certain creditors of NEMC have filed claims in the Canadian courts against NiSource, Capital Markets, NI Energy Services, Inc. and NESI Canada alleging certain misrepresentations relating to NEMC's financial condition and claiming damages. In addition, certain creditors of NEMC have, through the Canadian bankruptcy court, asserted fraudulent transfer and other claims against
NiSource, Capital Markets, NI Energy Services, Inc., NESI Canada and the directors of NEMC. NiSource intends to vigorously defend against such claims and any other claims seeking to assert that any party other than NEMC is responsible for NEMC's liabilities. Management believes that any loss relating to NEMC would not be material to the financial position or results of operations of NiSource.

(5) Environmental Matters: General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect public health and the environment. Such environmental laws and regulation affect operations as they relate to impacts on air, water and land.

Superfund. Because NiSource is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at several waste disposal sites, as well as at former manufactured-gas plant sites which it, or its corporate predecessors, own or owned or operated, it may be required to share in the cost of clean up of such sites. A program was instituted to investigate former manufactured-gas plant sites where it is the current or former owner, which investigation has identified forty-six such sites. Initial sampling has been conducted at thirty sites. Investigation activities have been completed at twenty-three sites and remedial measures have been selected or implemented at fifteen sites. NiSource intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action.

     In an effort to recover a portion of the costs related to the former manufactured gas plants, various companies that provided insurance coverage which NiSource believed covered costs related to former manufactured-gas plant sites were approached. Northern Indiana filed claims in Indiana state court against various insurance companies, seeking coverage for costs associated with several manufactured-gas plant sites and damages for alleged misconduct by some of the insurance companies. Settlements have been reached with several insurance companies, including $13.3 million in the third quarter, 1999. Additionally, agreements have been reached with other Indiana utilities relating to cost sharing and management of the investigation and remediation of several former manufactured-gas plant sites at which Northern Indiana and such utilities or their predecessors were operators or owners.

     BSG and Northern Utilities, Inc. have rate recovery for environmental response costs in Maine, Massachusetts and New Hampshire. The rate treatment allows for the recovery of 100% of prudently incurred costs for investigation and remediation over a 5-7 year period from date of payment. Recoveries from third parties or insurance companies in Maine and Massachusetts are allocated 50% to rate payers and 50% to shareholders. In New Hampshire 100% of any recoveries from third parties or insurance companies are returned to rate payers.

      As of September 30, 1999, a reserve of approximately $24 million has been recorded to cover probable corrective actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any corrective actions required, after consideration of insurance coverages, contributions from other PRPs and rate recovery, will not have a material effect on its financial position or results of operations.

Clean Air Act. The Clean Air Act Amendments of 1990 (CAAA) imposed limits to control acid rain on the emission of sulfur dioxide and nitrogen oxides (NOx) which become fully effective in 2000. All of NiSource's facilities are already in compliance with the sulfur dioxide limits. NiSource has already taken most of the steps necessary to meet the NOx limits.

     The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants and other air pollutants (including NOx as discussed below), which may require significant capital expenditures for control of these emissions. Until specific rules have been issued that affect NiSource's facilities, what these requirements will be or the costs of complying with these potential requirements cannot be predicted.

Nitrogen Oxides. During 1998, the Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana must issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups. On May 25, 1999, the D.C. Circuit Court of Appeals issued an order staying the NOx SIP call rule's September 30, 1999 deadline for the state submittals until further order of the court. Any resulting NOx emission limitations could be more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. NiSource is evaluating the EPA's final rule and any potential requirements that could result from the final rule as implemented by the State of Indiana. NiSource believes that the costs relating to compliance with the new standards may be substantial, but such costs depend upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana is continuing its programs to reduce NOx emissions and NiSource will continue to closely monitor developments in this area.

     The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C Circuit remanded the new rules for both ozone and particulate matters to the EPA. Once rectified, the revised standards could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond measures discussed above. Final implementation methods will be set by the EPA as well as state regulatory authorities. NiSource believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA. NiSource will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new limits on its operations will not be known for some time.

     In a letter dated September 15, 1999, the Attorney General of the State of New York alleged that Northern Indiana violated the Clean Air Act by constructing a major modification of one of its electric generating stations without obtaining pre-construction permits required by the Prevention of Significant Deterioration (PSD) program. The major modification allegedly took place at the R.M. Schahfer Station when, "in approximately 1995-1997, Northern Indiana upgraded the coal handling system at Unit 14 at the plant." While Northern Indiana is investigating these allegations, Northern Indiana does not believe that the modifications required pre-construction review under the PSD program and believes that all appropriate permits were acquired.

Carbon Dioxide. Initiatives are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide, which is a by-product of burning fossil fuels. Reduction of such emissions could result in significant capital outlays or operating expenses to NiSource.

Clean Water Act and Related Matters. NiSource's wastewater and water operations are subject to pollution control and water quality control regulations, including those issued by the EPA and the States of Indiana, Louisiana, Massachusetts and Texas.

     Under the Federal Clean Water Act and Indiana's and Massachusetts' regulations, NiSource must obtain National Pollutant Discharge Elimination System permits for water discharges from various facilities, including electric generating and water treatment stations and a propane plant. These facilities either have permits for their water discharge or they have applied for a permit renewal of any expiring permits. These permits continue in effect pending review of the current applications.

     Under the Federal Safe Drinking Water Act (SDWA), the Water Utilities are subject to regulation by the EPA for the quality of water sold and treatment techniques used to make the water potable. The EPA promulgates nationally-applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes that the Water Utilities are currently in compliance with all MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA. In August 1996, Congress amended the SDWA to allow the EPA more authority to weigh the costs and benefits of regulations being considered in some, but not all, cases. In December 1998, EPA promulgated two National Primary Drinking Water rules, the Interim Enhanced Surface Water Treatment Rule and the Disinfectants and Disinfection Byproducts Rule. The Water Utilities must comply with these rules by December 2001. Management does not believe that significant changes will be required for the Water Utilities' operations to comply with these rules; however, some cost expenditures for equipment modifications or enhancements may be necessary to comply with the Interim Enhanced Surface Water Treatment Rule. Additional rules are anticipated to be promulgated under the 1996 amendments. Compliance with such rules could be costly and could require substantial changes in the Water Utilities' operations.

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

     The components of the net deferred income tax liability at September 30, 1999 and December 31, 1998 were as follows:

                                                      September 30,  December 31,
                                                           1999          1998
                                                        ==========    ==========
(In thousands)
Deferred tax liabilities--
   Accelerated depreciation and other
     property differences                               $1,095,319      $806,148
   AFUDC-equity                                             34,652        33,029
   Adjustment clauses                                        7,459        14,965
   Other regulatory assets                                  28,147        29,739
    Prepaid pension and other benefits                      38,278        34,170
   Reacquisition premium on debt                            16,267        17,311
Deferred tax assets--
   Deferred investment tax credits                        (37,642)      (37,236)
   Removal costs                                         (168,745)     (157,728)
   Other postretirement/postemployment benefits           (56,226)      (51,754)
   Other, net                                                5,830      (29,353)
                                                        ----------    ----------
                                                           963,339       659,291
Less: Deferred income taxes related to current
   assets and liabilities                                 (16,645)       (7,876)
                                                        ----------    ----------
Deferred income taxes--noncurrent                         $979,984      $667,167
                                                        ==========    ==========

     Federal and state income taxes as set forth in the consolidated statements of income were comprised of the following:

                                      Three Months               Nine Months               Twelve Months
                                   Ended September 30,        Ended September 30,        Ended September 30,
                               ------------ ------------    ------------ ------------  ------------  ------------
                                    1999        1998            1999      1998             1999       1998
                                   =======    =======         =======    =======          =======    =======
(In thousands)
Current income taxes -
 Federal                          $ 10,165   $ 26,063        $ 88,706   $107,974         $ 94,412   $106,568
 State                               1,559      4,241          14,153     16,389           14,248     18,307
                                   -------    -------         -------    -------          -------    -------
                                    11,724     30,304         102,859    124,363          108,660    124,875
                                   -------    -------         -------    -------          -------    -------
Deferred income taxes, net -
 Federal                             3,837    (6,520)        (24,497)   (46,020)            1,097   (16,704)
 State                                 141      (471)         (2,275)    (3,621)            (169)    (1,080)
                                   -------    -------         -------    -------          -------    -------
                                     3,978    (6,991)        (26,772)   (49,641)              928   (17,784)
                                   -------    -------         -------    -------          -------    -------
Deferred investment tax
credits, net                       (1,921)    (1,821)         (5,728)    (5,463)          (7,626)    (7,372)
                                   -------    -------         -------    -------          -------    -------
   Total income taxes             $ 13,781   $ 21,492        $ 70,359   $ 69,259         $101,962   $ 99,719
                                   =======    =======         =======    =======          =======    =======

     A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:




                                                    Three Months                   Nine Months                   Twelve Months
                                                  Ended September 30,          Ended September 30,            Ended September 30,
                                              ------------ ------------     ------------ ------------     ------------  ------------
(In thousands)                                      1999      1998               1999      1998                1999       1998
                                                  =======   =======             =======   =======             =======   =======
Net income                                       $ 27,955  $ 43,127            $127,458  $133,294            $188,050  $189,200
Add-Income taxes                                   13,781    21,492              70,359    69,259             101,962    99,719
     Dividend requirements on
     preferred stocks                               2,071     2,122               6,264     6,417               8,385     8,588
                                                  -------   -------             -------   -------             -------   -------
Income before preferred dividend
     requirements and income taxes               $ 43,807  $ 66,741            $204,081  $208,970            $298,397  $297,507
                                                  =======   =======             =======   =======             =======   =======
Amount derived by multiplying pre-tax
      income by the statutory rate               $ 15,332  $ 23,360            $ 71,428  $ 73,140            $104,439  $104,127

Reconciling items multiplied
    by the statutory rate:
    Book depreciation over
           related tax depreciation                   969       998               2,906     2,994               2,906     3,957
    Amortization of deferred
          investment tax credits                  (1,921)   (1,821)             (5,728)   (5,463)             (7,626)   (7,372)
   State income taxes, net of
          federal income tax benefit                1,154     2,286               6,924     7,032               9,092    10,820
    Reversal of deferred taxes provided
          at rates in excess of the current
          federal income tax rate                   (721)   (1,271)             (2,163)   (3,813)             (1,462)   (3,807)
     Low-income housing credits                   (1,128)     (960)             (3,384)   (2,880)             (4,344)   (3,644)
     Nondeductible amounts related to
          amortization of intangible assets
          and plant acquisition adjustments           619       629               1,857     1,887               2,486     2,401
     Other, net                                     (523)   (1,729)             (1,481)   (3,638)             (3,529)   (6,763)
                                                  -------   -------             -------   -------             -------   -------
        Total income taxes                       $ 13,781  $ 21,492            $ 70,359  $ 69,259            $101,962  $ 99,719
                                                  =======   =======             =======   =======             =======   =======


(7) Pension Plans:  Noncontributory,  defined benefit retirement plans cover the
majority  of  employees.   Benefits  under  the  plans  reflect  the  employees'
compensation, years of service and age at retirement.

     The change in the benefit obligation for 1998 and 1997 was as follows:


                                                                 1998            1997
                                                              ========        ========
(In thousands)
Benefit obligation at beginning of year (January 1,)          $875,756        $743,634
Service cost                                                    17,093          14,714
Interest cost                                                   60,686          57,938
Plan amendments                                                 14,655          25,096
Actuarial loss                                                  38,773          73,768
Acquisition of IWCR                                                 --          15,772
Benefits paid                                                 (57,924)        (55,166)
                                                              --------        --------

Benefit obligation at end of the year (December 31,)          $949,039        $875,756
                                                              ========        ========

     The change in the fair value of the plans' assets for the years 1998 and 1997 was as follows:


(In thousands)                                                  1998            1997
                                                              ========        ========
Fair value of plan assets at beginning of year (January 1,)  $ 924,857       $ 790,978
Actual return on plan assets                                    85,254         126,695
Employer contributions                                          34,843          46,440
Acquisition of IWCR                                                 --          15,910
Benefits paid                                                 (57,924)        (55,166)

                                                              --------        --------

Plan assets at fair value at end of the year (December 31,)  $ 987,030       $ 924,857

                                                              ========        ========

   The plans' assets are invested primarily in common stocks, bonds and notes.

   The plans' funded status as of December 31, 1998 and 1997 is as follows:


                                                                1998            1997
                                                              ========        ========
(In thousands)
Plan assets in excess of benefit obligation                   $ 37,991        $ 49,101
Unrecognized net actuarial loss                               (10,938)        (46,959)
Unrecognized prior service cost                                 57,193          47,114
Unrecognized transition amount                                  26,813          32,107
                                                              --------        --------
Prepaid pension costs                                         $111,059        $ 81,363
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

     Prepaid pension costs were $155.0 million at September 30, 1999 and are reported under the captions "Prepayments and Other" in the Consolidated Balance Sheets.

     The following items are the components of provisions for pensions for the three-month, nine-month and twelve-month periods ended September 30, 1999 and September 30, 1998:


                                                Three Months                    Nine Months                     Twelve Months
                                             Ended September 30,             Ended September 30,            Ended September 30,
                                          ------------  ------------     ------------  ------------     ------------  ------------
(In thousands)                                 1999        1998               1999         1998              1999         1998
                                             =======      =======           =======      =======           =======      =======
Service costs                               $  5,032     $  4,850          $ 14,752     $ 17,886          $ 18,808     $ 16,301
Interest costs                                17,078       15,712            50,570       59,280            67,688       51,922
Expected return on plan assets              (23,147)     (19,619)          (68,546)     (78,125)          (92,711)     (68,412)
Amortization of transition obligation          1,477        1,262             4,372        4,928             6,000        3,685
Amortization of prior service costs            1,607           96             4,765        4,279             5,328        3,869
                                             -------      -------           -------      -------           -------      -------
                                            $  2,047     $  2,301          $  5,913     $  8,248          $  5,113     $  7,365
                                             =======      =======           =======      =======           =======      =======

     Assumptions used in the valuation and determination of 1999 and 1998 pension expense were as follows:

                                                                      1999         1998
                                                                    --------     --------
Discount rate                                                          7.00%        7.00%
Rate of increase in compensation levels                                4.50%        4.50%
Expected long-term rate of return on assets                            9.00%        9.00%

     Certain union employees participate in industry-wide, multi-employer pension plans which provide for monthly benefits based on length of service. Specified amounts per compensated hour for each employee are contributed to the trustees of these plans. Contributions of $0.1 million, $1.6 million and $2.2 million were made to these plans for the three-month, nine-month and twelve-month periods ended September 30, 1999, respectively. The relative position of each employer participating in these plans with respect to the actuarial present value of accumulated plan benefits and net assets available for benefits is not available.

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

     The following table sets forth the change in the plans' accumulated postretirement benefit obligation (APBO) as of December 31, 1998 and 1997:


                                                                       1998         1997
                                                                     =======      =======
(In thousands)
Accumulated postretirement benefit obligation
   at beginning of year (January 1,)                                $223,908     $200,790
Service cost                                                           5,249        5,034
Interest cost                                                         15,793       16,215
Plan amendments                                                        (283)        4,015
Actuarial (gain) loss                                                  8,453     (10,242)
Acquisition of IWCR                                                       --       18,505
Benefits paid                                                       (12,519)     (10,409)
                                                                    --------     --------
Accumulated postretirement benefit obligation
   at end of the year (December 31,)                                $240,601     $223,908
                                                                    ========     ========

     The change in the fair value of the plan assets for the years 1998 and 1997 was as follows:


                                                                       1998         1997
                                                                     =======      =======
(In thousands)
Fair value of plan assets at beginning of year (January 1,)          $ 2,400       $   --
Actual return of plan assets                                           1,103           --
Employer contributions                                                10,637       12,809
Participant contributions                                              1,282           --
Benefits paid                                                       (12,519)     (10,409)

                                                                     -------      -------
Plan assets at fair value at end of the year (December 31,)          $ 2,903      $ 2,400
                                                                     =======      =======

     Following is the funded status for postretirement benefits as of December 31, 1998 and 1997:


                                                                      1998         1997
                                                                     =======      =======
(In thousands)
Funded status                                                     $(237,698)   $(221,508)
Unrecognized net actuarial gain                                     (87,087)     (99,117)
Unrecognized prior service cost                                        3,873        4,195
Unrecognized transition amount                                       164,436      176,464
                                                                     -------      -------
Accrued liability for postretirement benefits                     $(156,476)   $(139,966)
                                                                    ========     ========

   In order to determine the APBO at December 31, 1998, a discount rate of 7% and a pre-Medicare medical trend rate of 7% declining to a long-term rate of 5% was used, and at December 31, 1997, a discount rate of 7% and a pre-Medicare medical trend rate of 8% declining to a long-term rate of 5% was used. The accrued liability for postretirement benefits was $162.2 million at September 30, 1999.

     BSG has postretirement benefit plans covering certain employees. At the date of acquisition the APBO was $25.3 million, the fair value of plan assets was $26.2 million and prepaid postretirement costs were $13.3 million. A discount rate of 7% and a pre-Medicare medical trend rate of 5%, which is the ultimate trend rate, were used to determine the APBO.

   Net periodic postretirement benefit costs, before consideration of the rate-making discussed previously, for the three-month, nine-month and twelve-month periods ended September 30, 1999 and September 30, 1998 include the following components:


                                             Three Months           Nine Months           Twelve Months
                                           Ended September 30,   Ended September 30,     Ended September 30,
                                         ---------------------  ---------------------  ---------------------
 (In thousands)                              1999     1998          1999    1998        1999      1998
                                           =======  =======       =======  =======    =======    =======
Service costs                             $  1,623  $ 1,488       $ 4,271 $  4,162    $ 5,358   $  4,428
Interest costs                               4,728    4,073        14,103   12,219     17,677     14,041
Expected return on plan assets               (700)     (50)       (1,933)    (150)    (1,999)      (150)
Amortization of transition obligation        3,197    2,929         9,525    8,788     12,482     11,642
Amortization of prior service cost              86       75           258      225        355        504
Amortization of (gain) loss                (1,204)  (1,394)       (3,600)  (4,180)    (5,167)     (6,988)
                                           -------  -------       -------  -------    -------    -------
                                          $  7,730 $  7,121       $22,624 $ 21,064    $28,706   $ 23,477
                                           =======  =======       =======  =======    =======    =======


     Assumptions used in the determination of 1999 and 1998 net periodic postretirement benefit costs were as follows:

                                                                     1999               1998
                                                                    =====               =====
Discount rate                                                       7.00%               7.00%
Rate of increase in compensation levels                             4.50%               4.50%
Assumed annual rate of increase in health care benefits             7.00%               8.00%
Assumed ultimate trend rate                                         5.00%               5.00%

     The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the APBO at January 1, 1999 by approximately $30.6 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $0.8 million and $2.3 million for the three-month and nine-month periods ended September 30, 1999. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the APBO at January 1, 1999 by approximately $23.9 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $0.6 million and $1.8 million for the three-month and nine-month periods ended September 30, 1999. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates or plan changes.

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

(10) Preferred Stocks, Redeemable Solely at the Option of the Issuer:

                                                                                                      Redemption
                                                                                                       Price at
                                                                September 30,      December 31,      September 30,

                                                                    1999               1998              1999
                                                                 ===========       ===========        ===========
(Dollars in thousands)
Northern Indiana Public Service Company:
Cumulative preferred stock - $100 par value
 - 4-1/4% series -209,035 and 209,051
  shares outstanding, respectively                                $   20,903         $  20,905            $101.20
  4-1/2% series -  79,996 shares outstanding                           8,000             8,000            $100.00
  4.22% series - 106,198 shares outstanding                           10,620            10,620            $101.60
  4.88% series - 100,000 shares outstanding                           10,000            10,000            $102.00
  7.44% series -   41,890 shares outstanding                           4,189             4,189            $101.00
  7.50% series -   34,842 shares outstanding                           3,484             3,484            $101.00
  Premium on preferred stock                                             254               254                N/A
  Cumulative  preferred stock - no par value
 Adjustable rate (6.00% at September
   30, 1999),
     Series A (stated value $50 per share) 473,285
     shares outstanding                                               23,664            23,664             $50.00
 Indianapolis Water Company:
 Cumulative preferred stock- $100 par value
  4.00% to 5.00%, 44,966 shares outstanding                            4,497             4,497   $100.00- $105.00
                                                                 -----------
                                                                  $   85,611         $  85,613
                                                                 ===========       ===========

    During the period October 1, 1997 to September 30, 1999 there were no additional issuances of the above preferred stocks. The foregoing preferred stocks are redeemable in whole or in part, at any time upon thirty days' notice at the option of the issuer at the redemption prices shown.

(11) Preferred Stocks, Redemption Outside Control of Issuer: Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of issuer, excluding sinking fund payments due within one year were as follows:



                                                                    September 30,      December 31,
                                                                         1999              1998
                                                                     ===========        ===========
(Dollars in thousands)
 Northern Indiana Public Service Company:
 Cumulative  preferred  stock -$100 par value -
 8.85% series - 37,500 and 50,000
   shares outstanding, respectively                                   $    3,750          $   5,000
   7-3/4% series -  33,352 shares outstanding                              3,335              3,335
   8.35% series - 45,000 and 51,000 shares
     outstanding, respectively                                             4,500              5,100
 Cumulative preferred stock -no par value -
   6.50% series - 430,000 shares outstanding                              43,000             43,000
                                                                     -----------        -----------
                                                                      $   54,585          $  56,435
                                                                     ===========        ===========

    The redemption prices at September 30, 1999, as well as sinking fund provisions for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of issuer, were as follows:


                                                                  Sinking Fund or
 Series                Redemption Price Per Share          Mandatory Redemption Provisions
===========            ==========================      ======================================
Cumulative preferred stock -$100 par value -
        8.85%         $100.74, reduced periodically     12,500 shares on or before April 1.
        7-3/4%        $104.06, reduced periodically     2,777 shares on or before December 1;
                                                        noncumulative option to double amount each year.
        8.35%         $103.20, reduced periodically     3,000 shares on or before July  1;
                                                        increasing to 6,000 shares beginning in 2004;
                                                        noncumulative option to double amount each year.
   Cumulative preferred stock -no par value -
        6.50%         $100.00 on October 14, 2002       430,000 shares on October 14, 2002.

     Sinking fund requirements with respect to redeemable preferred stocks for the next five years and thereafter, not reflecting redemptions made after September 30, 1999, were as follows:


Twelve Months Ended September 30,
=================================
(In thousands)

2000                                         $  1,828
2001                                            1,828
2002                                            1,828
2003                                           44,828
2004                                              878
Thereafter                                      5,223
                                              --------
Total preferred stocks,
 redemption outside control of issuer        $ 56,413
                                              ========

Sinking fund payments due within one year are reported under the caption "Other accruals" in the Consolidated Balance Sheets.

(12) Common Dividend: During the next few years, NiSource's ability to pay dividends will depend upon dividends it receives from Northern Indiana. Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of the earned surplus or net profits of Northern Indiana. At September 30, 1999, Northern Indiana had approximately $146.3 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(13) Earnings Per Share: Basic earnings per share were computed by dividing net income, reduced for preferred dividends, by the average number of common shares outstanding during the period. The diluted earnings per share calculation assumes the conversion of nonqualified stock options into common shares.

     The net income, preferred dividends and shares used to compute basic and diluted earnings per share are presented in the following table:


                                                 Three Months                  Nine Months                    Twelve Months
                                             Ended September 30,            Ended September 30,            Ended September 30,
                                          ------------  ------------     -----------  ------------     ------------  ------------
                                              1999          1998            1999         1998             1999           1998
(In thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                 $   27,955    $   43,127   $  127,458       $  133,294       $  188,050    $  189,200
                                           ==========    ==========   ==========       ==========       ==========    ==========

Basic
Weighted Average Number of Shares:
     Average Common Shares Outstanding        125,031       119,495      124,218          121,833          122,578       122,645
                                           ==========    ==========   ==========       ==========       ==========    ==========

Basic Earnings per Average Common Share    $     0.22    $     0.36   $     1.02       $     1.09       $     1.53    $     1.54
                                           ==========    ==========   ==========       ==========       ==========    ==========

Diluted
Weighted Average Number of Shares:
     Average Common Shares Outstanding        125,031       119,495      124,218          121,833          122,578       122,645
     Dilutive effect for Nonqualified
     Stock Options and Forward Share
     Purchase Contract                          1,024           566          723              555              711           522
                                           ----------    ----------   ----------       ----------       ----------    ----------
     Weighted Average Shares                  126,055       120,061      124,941          122,388          123,289       123,167
                                           ==========    ==========   ==========       ==========       ==========    ==========

Diluted Earnings per Average Common Share  $     0.22    $     0.35   $     1.02       $     1.08       $     1.52    $     1.53
                                           ==========    ==========   ==========       ==========       ==========    ==========


(14) Common Shares: On April 8, 1998, shareholders approved an increase in the number of authorized common shares, without par value, from 200,000,000 shares to 400,000,000 shares. All references to numbers of common shares reported, including per share amounts and stock option data, have been adjusted to reflect the two-for-one stock split paid February 20, 1998.

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

Common Share Repurchases. The Board has authorized the repurchase of 62.1 million common shares, subject to certain limits. At September 30, 1999, approximately 55.3 million shares had been repurchased at an average price of $16.95 per share.

     Equity Forward Share Purchase Contracts. During the second quarter of 1999, a forward purchase contract was entered into covering the purchase of up to 5% of NiSource's outstanding common shares. At the end of each quarterly period during the term of the forward purchase contract, NiSource has the option, but not the obligation, to settle the forward purchase contract with respect to all or a portion of the common shares held by the counterparty. As of September 30, 1999, the counterparty informed NiSource that approximately 5.6 million shares had been purchased at a weighted average cost of $26.90 per share. NiSource has the option to settle with the counterparty by means of physical or net share settlement. On a quarterly basis, NiSource will pay the counterparty a fee based on the amount paid for common shares purchased by the counterparty, and the counterparty will remit dividends received on shares owned. All such amounts paid and remitted under the contract are reflected in equity contract costs of common shareholders' equity. The net amount was a charge of $279,000 for the three, nine and twelve months ended September 30, 1999.

     NiSource will be obligated to settle the forward purchase contract with respect to all the remaining common shares in May 2003, or under certain circumstances after an extension period of up to six months, at NiSource's option. As of September 30, 1999 the fee/ nominal amount and fair value of the equity forward purchase contract were approximately $150 million and $124 million, respectively.

(15) Long-Term Incentive Plans: There are two long-term incentive plans for key management employees that were approved by shareholders on April 13, 1988 (1988
Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 5.0 million common shares to key employees through April 1998 and April 2004, respectively. The 1988 Plan, as amended and restated, and the 1994 Plan, as amended and restated, were re-approved by shareholders at the 1999 Annual Meeting of Shareholders, held on April 14, 1999.

     At September 30, 1999, there were 1.8 million shares reserved for future awards under the 1994 Plan. The Plans permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at September 30, 1999. Under the Plans, the exercise price of each option equals the market price of common stock on the date of grant.
Each option has a maximum term of ten years and vests one year from the date of grant.

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

     Stock appreciation rights (SARs) may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, common shares, or a combination thereof. There were no SARs outstanding at September 30, 1999. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant, and vesting varies from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1998 and 1999 lapse two years from date of grant and vesting varies from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 513,500 and 534,666 restricted shares outstanding at September 30, 1999 and December 31, 1998, respectively.

     The Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 200,000 common shares to nonemployee directors. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows for the award of nonqualified stock options, subject to immediate vesting in the event of the director's death or disability, or a change in control of NiSource. If a director's service on the Board is terminated for any reason other than retirement at or after age seventy, death or disability, any common shares not vested as of the date of termination are forfeited. As of April 14, 1999, 75,500 shares had been issued under the Plan.

    These plans are accounted for under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for nonqualified stock options. The compensation cost that was charged against net income for restricted stock awards was $0.9 million and $0.6 million for the three-month, $2.2 million and $1.4 million for the nine-month and $2.8 million and $2.0 million for the twelve-month periods ended September 30, 1999 and September 30, 1998, respectively. Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," net income and earnings per average common share would have been reduced to the following pro forma amounts:


                                  Three Months               Nine Months            Twelve Months
                               Ended September 30,         Ended September 30,     Ended September 30,
                            ------------------------   ------------------------  ------------------------
                                1999       1998            1999       1998          1999       1998
                               ======     ======         ======      ======        =====      ======
                                            (Dollars in thousands, except per share data)
Net Income:
 As reported                  $ 27,955   $ 43,127      $ 127,458  $ 133,294     $188,050   $189,200
 Pro forma                    $ 27,564   $ 42,839      $ 126,260  $ 132,580     $186,448   $188,273

Earnings Per Average
 Common Share:
 Basic:
   As reported                $   0.22   $   0.36      $    1.02  $    1.09      $  1.53    $  1.54
   Pro forma                  $   0.22   $   0.35      $    1.01  $    1.08      $  1.52    $  1.53
 Diluted:
  As reported                 $   0.22   $   0.35      $    1.02  $    1.08      $  1.52    $  1.53
   Pro forma                  $   0.21   $   0.35      $    1.01  $    1.08      $  1.51    $  1.52


     The fair value of each option granted as used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month, nine-month and twelve-month periods ended September 30, 1999 and September 30, 1998: risk-free interest rate of 5.87% and 5.29%, respectively; expected dividend yield per share of $1.02 and $0.96, respectively; expected option term of 5.22 years and 5.4 years, respectively; and expected volatilities of 15.72% and 13.09%, respectively.

Changes in outstanding shares under option and SARs for the three-month, nine-month and twelve-month periods ended September 30, 1999 and September 30, 1998 were as follows:

                                                 NONQUALIFIED STOCK OPTIONS
                                      --------------------------------------------------
                                                    Weighted              Weighted
                                                    Average               Average
                                                    Option                Option
Three Months Ended September 30,         1999        Price      1998       Price
================================       ========     =======   ========    =======
Balance, beginning of period          3,243,206    $  18.81  2,193,600    $  16.76
 Granted                                744,750       24.59    607,000       29.22
 Exercised                               29,000       15.62    115,500       17.77
 Canceled                                    --          --         --          --
                                      ---------               --------
Balance, end of period                3,958,956    $  19.92  2,685,100    $  19.53
                                      =========               ========
Shares exercisable                    3,214,206    $  18.84  2,078,100    $  12.68
                                      =========               ========


                                                NONQUALIFIED STOCK OPTIONS
                                      --------------------------------------------------
                                                    Weighted               Weighted
                                                    Average                 Average
                                                    Option                  Option
Nine Months Ended September 30,         1999        Price      1998          Price
============================           ========     =======   ========     =======
Balance, beginning of period          2,651,300    $  19.61  2,535,400    $  16.41
 Converted                              740,780       15.03         --          --
 Granted                                744,750       24.60    607,000       29.22
 Exercised                              171,374       14.03    437,100       14.66
 Canceled                                 6,500       29.22     20,200       20.64
                                       --------               --------
Balance, end of period                3,958,956   $   19.92  2,685,100    $  19.56
                                       ========               ========
Shares exercisable                    3,214,206   $   18.84  2,078,100    $  12.68
                                       ========               ========

                                                NONQUALIFIED STOCK OPTIONS
                                      --------------------------------------------------
                                                     Weighted              Weighted
                                                     Average               Average
                                                     Option                Option
Twelve Months Ended September 30,       1999         Price      1998       Price
============================           ========     =======   ========    =======
Balance, beginning of period          2,685,100    $  19.56  2,633,400    $  16.42
 Converted                              740,780       15.03         --          --
 Granted                                744,750       24.59    607,000       29.22
 Exercised                              203,174       14.14    530,100       14.98
 Canceled                                 8,500       29.22     25,200       20.64
                                       --------               --------
Balance, end of period                3,958,956    $  19.92  2,685,100    $  19.56
                                       ========               ========
Shares exercisable                    3,214,206    $  18.84  2,078,100    $  12.68
                                       ========               ========
Weighted average fair value
 of options granted                   $    3.66              $    4.28
                                        ========              ========

     The following table summarizes information about non-qualified stock options at September 30, 1999:


                                          OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                        --------------------------------------------------------        ------------------------

                             Number            Weighted Average                          Number
   Range of               Outstanding at        Remaining         Weighted Average       Exercisable at
  Option Price         September 30, 1999    Contractual Life       Option Price         September 30, 1999
=============            ===============     ===============     ===============        ===============
$ 8.53 to $12.31               154,500           1.6  years             $  10.46               154,500
$13.03 to $19.77             2,012,006           6.9  years                15.98             2,012,006
$20.64 to $29.22             1,792,450           9.1  years                25.14             1,047,700
------------------       ---------------      ---------------         ----------        -------------
$  8.53 to $29.22            3,958,956           6.4  years              $ 19.92             3,214,206
                         ===============                                                =============

(16) Long-Term Debt:

                                                                    September 30,       December 31,
(Dollars in thousands)                                                   1999               1998
                                                                      ==========         ==========
First mortgage bonds -
    Weighted average interest rate of 6.62% and various
    maturities between May 1, 2001 and July 15, 2028                 $   186,100        $   186,600
Pollution control notes and bonds-
    Weighted average interest rate of 3.91% and various
    maturities between October 1, 2003 and April 1, 2019                 239,500            239,500
Medium-term notes -
   Weighted average interest rate of 7.16% and various
   maturities between July 6, 2000 and September 1, 2031               1,191,313          1,048,025
Subordinated Debentures -7.75%, due March 31, 2026                        75,000             75,000
Senior Notes Payable - 6.78%, due December 1, 2027                        75,000             75,000
Notes payable -
    Weighted average interest rate of 7.32% and various
     maturities between March 5, 2001 and December 1, 2018                48,102             41,807
Variable bank loans - Weighted average interest rate of 5.86% and
     various maturities between March 17, 2001 and August, 2003           30,600              5,600
Unamortized premium and discount on long-term debt, net                  (3,225)            (3,567)
                                                                     -----------        -----------
Total long-term debt, excluding amounts due within one year          $ 1,842,390      $   1,667,965
                                                                     ===========        ===========


The sinking fund requirements and maturities of long-term debt for the next five years and thereafter were as follows as of September 30, 1999:


Twelve Months Ended September 30,
=================================
(In thousands)
2000                                                        $  163,283
2001                                                            91,273
2002                                                            93,689
2003                                                           183,945
2004                                                           124,561
Thereafter                                                   1,348,922
                                                           -----------
Total long-term debt (including current portion)           $ 2,005,673
                                                           ===========


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

     Northern Indiana is authorized to issue and sell up to $217,692,000 Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of September 30, 1999, $139.0 million of these medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem Northern Indiana's First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

     In July 1998, $40.0 million of twenty-year medium-term notes were issued at a rate of 5.05% with a maturity date of July 15, 2018, with the proceeds being used to redeem 7-7/8% Bonds. In February 1999, $35.0 million of ten-year medium term notes were issued at a rate of 5.99% with a maturity date of February 1, 2009 and $45.0 million of twenty-year medium term notes were issued at a rate of 6.61% with a maturity date of February 1, 2019. The majority of the proceeds were used to reduce existing credit facilities and the remaining proceeds were used for general corporate purposes.

     The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana that are owned by NiSource. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of NiSource, other than the assets of Northern Indiana, were approximately $2.9 billion at September 30, 1999.

(17) Current Portion of Long-Term Debt: At September 30, 1999 and December 31, 1998, the current portion of long-term debt due within one year was as follows:


                                                                             September 30,       December 31,
                                                                                1999                 1998
                                                                               ========            ========
(In thousands)
Medium-term notes--
   Weighted average interest rate of 6.80%                                     $156,137             $    --
Notes payable--
   Weighted average interest rate of 7.94%                                        5,146               4,790
Sinking funds due within one year                                                 2,000               2,000
                                                                               --------            --------
   Total current portion of long-term debt                                     $163,283             $ 6,790
                                                                               ========            ========

(18) Short-Term Borrowings: NiSource and its subsidiaries may borrow under two five-year, $100 million revolving credit agreements that terminate on September 23, 2003 and two 364-day $100 million revolving credit agreements that terminate on September 23, 2000. The 364-day agreements may be extended at expiration for additional periods of 364 days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. At September 30, 1999, there were no borrowings outstanding under these agreements.

      In addition, various NiSource subsidiaries maintain lines of credit for up to an aggregate of $199.9 million with lenders at either the lender's commercial prime or market lending rates. As of September 30, 1999, there were $41.1 million of borrowings outstanding under these lines of credit with a weighted average interest rate of 6.13%. As of December 31, 1998, there were $84.1 million of borrowings outstanding under these lines of credit.

     NiSource and its subsidiaries maintain market lines of credit for up to $396.2 million. As of September 30, 1999, there were $103.9 million outstanding under these money market lines of credit with a weighted average interest rate of 5.55%. At December 31, 1998, there were $127.3 million of borrowings outstanding under these money market lines of credit.

     In September 1999, Capital Markets issued $160 million Puttable Reset Securities (PURS) in an underwritten public offering. The PURS are unsecured debentures of Capital Markets and rank equally with all other unsecured and unsubordinated debt of Capital Markets. The PURS are subject to a call option under which the underwriters may purchase all of the outstanding PURS from the holders on September 28, 2000. The net proceeds from the sale of the PURS and the call option of $162.4 million were used to refinance short-term indebtedness incurred in connection with the acquisition of BSG in February 1999. Until September 28, 2000, the PURS will accrue interest at a rate based on LIBOR plus 1.25%. On September 28, 2000, if the underwriters do not exercise their call option, Capital Markets will be obligated to repurchase all of the outstanding PURS. If the underwriters purchase all of the outstanding PURS pursuant to their call option, the interest rate will be reset to a fixed rate based on then current market rates plus a fixed margin and the PURS will remain outstanding until 2010.

     At September 30, 1999 and December 31, 1998, short-term borrowings were as follows:


                                                                              September 30,      December 31,
                                                                                  1999               1998
                                                                                ========           ========
(In thousands)
Commercial paper--
   Weighted average interest rate of 5.56% at September 30, 1999               $261,400           $ 193,700
Notes payable--
   Weighted average interest rate of 6.13% at September 30, 1999                314,075             217,340
                                                                                --------           --------
   Total short-term borrowings                                                 $575,475           $ 411,040
                                                                                ========           ========


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

     Each PIES consists of (i) a stock purchase contract to purchase, four years from the date of issuance, for $50 a number of common shares and (ii) a Preferred Security with a liquidation amount of $50 issued by a wholly-owned subsidiary trust. Each Preferred Security is pledged as collateral, for the benefit of NiSource, in support of the holder's obligation to purchase common shares under the stock purchase contract.

     The face value of the PIES is not recorded in the consolidated balance sheets. A $22.2 million present value contract fee payable to the PIES holders has been recorded as a liability and as reduction to paid-in capital. In addition, paid-in capital has been reduced by $10.4 million for the issuance costs of the PIES.

     The Preferred Securities represent undivided beneficial interests in the assets of NIPSCO Capital Trust I (Capital Trust). The sole assets of Capital Trust are subordinated debentures (Debentures) of Capital Markets that bear interest at a rate of 5.90% per annum, and certain rights under related guarantees by Capital Markets.

      The distributions paid on the Preferred Securities are presented under the caption "minority interests" in the consolidated statements of income. The amounts outstanding are presented under the caption, "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company debentures," in the consolidated balance sheets. At September 30, 1999, there were 6.9 million, 5.9% Preferred Securities outstanding with Capital Trust assets of $345.0 million.

(20) Operating Leases: The following is a schedule, by year, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 1999:


Twelve Months Ended September 30,
=================================
(In thousands)
2000                                                                           $ 34,442
2001                                                                             34,051
2002                                                                             65,273
2003                                                                             30,417
2004                                                                             76,784
Later years                                                                     224,978
                                                                               ---------
Total minimum payments required                                                $465,945
                                                                               =========



     The consolidated financial statements include rental expense for all operating leases as follows:


                                               September 30,    September 30,
                                                   1999             1998
                                                 ========        ========
(In thousands)
Three months ended                                $12,332         $ 6,167
Nine months ended                                 $36,530         $17,699
Twelve months ended                               $42,531         $19,886

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

       Primary Energy, Inc. ("Primary") arranges energy-related projects for large energy-intensive customers and offers such customers nationwide expertise in managing the engineering, construction, operation and maintenance of such projects. Through its subsidiaries, Primary has entered into agreements with several of NiSource's largest industrial customers, principally steel mills and a refinery, to service a portion of their energy needs. In order to serve its customers under the agreements, Primary, through its subsidiaries, has entered into certain operating lease commitments to lease these energy-related projects which have a combined capacity of 393 megawatts. NiSource, principally through Capital Markets, guarantees certain of Primary's obligations under each lease, which are including in the Operating Leases in Note 20.

      Primary has advanced approximately $36.7 million and $31.8 million, at September 30, 1999 and December 31, 1998, respectively, to the lessors of the energy related projects discussed above. These net advances are included in "Other Receivables" in the consolidated balance sheets and as a component of operating activities in the consolidated statements of cash flows.

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

 Natural Gas Commodity Risk Management. Commodity futures, options and swaps are used to hedge the impact of natural gas price fluctuations related to business activities, including price risk related to the physical location of the natural gas (basis risk). As of September 30, 1999, open derivative financial instruments represented hedges of natural gas sales of 43.1 billion cubic feet
(Bcf), and natural gas purchases and inventories of 42.0 Bcf. The net deferred gains on these derivative financial instruments was $3.1 million at September 30, 1999.

Energy Trading Activities. Energy trading contracts, which include forwards, futures, options and swaps are used in connection with energy trading activities and may involve the physical delivery of energy. The net open positions for these energy trading contracts were not significant as of September 30, 1999.

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

     The carrying values and estimated fair values of financial instruments were as follows:

                                                              September 30, 1999             December 31, 1998
                                                           Carrying/       Estimated      Carrying/     Estimated
                                                             Notional        Fair         Notional        Fair
                                                             Amount          Value         Amount         Value
                                                          ------------  ------------    ------------  ------------
(In thousands)
Investments                                                 $   45,159    $   44,617      $   36,594    $   36,028
Long-term debt (including current portion)                  $2,005,673    $1,901,235      $1,674,755    $1,769,934
Preferred stock (including current portion)                 $  137,527    $  125,405      $  143,876    $  140,420
Preferred securities                                        $  345,000    $  295,838             N/A           N/A

A substantial portion of the long-term debt relates to utility operations. The Utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(24) Customer Concentrations: The Utilities supply natural gas, electric energy and water. Natural gas and electric energy are supplied to the northern third of Indiana and portions of Massachusetts, New Hampshire and Maine. The Water Utilities serve Indianapolis, Indiana, and surrounding areas. Although the Energy Utilities have a diversified base of residential and commercial customers, a substantial portion of their electric and gas industrial deliveries are dependent upon the basic steel industry. Electric revenues from the basic steel industry for the twelve months ended September 30, 1999 and 1998 were 16% and 13%, respectively.

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

                                                                                              Other
(In thousands)                                                                       Gas     Products
For the three months ended September 30, 1999        Gas    Electric     Water    Marketing & Services Adjustments   Total
-----------------------------------------------------------------------------------------------------------------------------
Operating revenues                             $  133,335  $  325,044  $  29,923  $ 179,322  $  83,108  $ (62,740) $  687,992
Other, net                                     $      911  $      332  $     771  $   1,422  $(12,377)  $    (947) $  (9,888)
Depreciation and amortization                  $   29,203  $   39,856  $   3,872  $     777  $   3,958  $      340 $   78,006
Segment profit (loss)                          $ (14,545)  $  116,857  $  12,888  $ (2,595)  $(10,847)  $ (10,160) $   91,598
Assets                                         $2,478,428  $2,774,031  $ 666,307  $ 365,239  $ 447,270  $(224,014) $6,507,261
Capital Expenditures                           $   44,737  $   24,646  $  22,953  $      25  $   4,444  $       -- $   96,805
Investments in
equity-method investees                        $       --  $       --  $      --  $  91,837  $ 159,355  $       -- $  251,192


                                                                                               Other
 (In thousands)                                                                      Gas      Products
For the three months ended September 30, 1998        Gas    Electric     Water    Marketing & Services Adjustments   Total
-----------------------------------------------------------------------------------------------------------------------------
Operating revenues                             $   80,953  $  469,116  $  24,403  $ 136,746  $  67,958  $ (31,384) $  747,792
Other, net                                     $      186  $      181  $     355  $     417  $     126  $    1,605 $    2,870
Depreciation and amortization                  $   18,868  $   39,438  $   2,968  $      77  $   3,013  $       53 $   64,417
Segment profit (loss)                          $ (15,320)  $  108,107  $   8,187  $   1,555  $   (482)  $  (2,229) $   99,818
Assets                                         $1,024,921  $2,739,708  $ 603,754  $  74,548  $ 496,364  $(102,065) $4,837,230
Capital Expenditures                           $   16,815  $   35,879  $  11,848  $       0  $   8,705  $       -- $   73,247
Investments in
equity-method investees                        $       --  $       --  $      --  $   6,572  $ 100,630  $       -- $  107,202


                                                                                               Other
(In thousands)                                                                       Gas      Products
For the nine months ended September 30, 1999         Gas    Electric     Water    Marketing & Services Adjustments   Total
-----------------------------------------------------------------------------------------------------------------------------
Operating revenues                             $  711,954  $  867,730  $  74,882  $ 554,694  $ 235,769  $(184,799) $2,260,230
Other, net                                     $    2,149  $      696  $   1,234  $   3,659  $ (7,514)  $  (2,246) $  (2,022)
Depreciation and amortization                  $   85,324  $  119,104  $  10,886  $   1,661  $  10,450  $    1,029 $  228,454
Segment profit                                 $   62,764  $  276,108  $  23,725  $ (1,041)  $ (4,113)  $ (20,445) $  336,998
Assets                                         $2,478,428  $2,774,031  $ 666,307  $ 365,239  $ 447,270  $(224,014) $6,507,261
Capital Expenditures                           $   98,488  $   92,528  $  39,779  $      66  $  18,519  $       -- $  249,380
Investments in
 equity-method investees                       $       --  $       --  $      --  $  91,837  $ 159,355  $       -- $  251,192


                                                                                               Other
 (In thousands)                                                                      Gas      Products
For the nine months ended September 30, 1998         Gas    Electric     Water    Marketing & Services Adjustments   Total
-----------------------------------------------------------------------------------------------------------------------------
Operating revenues                             $  434,032  $1,138,589  $  63,029  $ 451,543  $ 187,056  $ (94,705) $2,179,544
Other, net                                     $    1,102  $      354  $     575  $   1,588  $   4,682  $    2,086 $   10,387
Depreciation and amortization                  $   56,390  $  117,162  $   7,634  $     193  $   9,795  $      160 $  191,334
Segment profit                                 $   30,637  $  258,885  $  19,070  $   3,688  $ (1,341)  $  (7,447) $  303,492
Assets                                         $1,024,921  $2,739,708  $ 603,754  $  74,548  $ 496,364  $(102,065) $4,837,230
Capital Expenditures                           $   46,680  $   92,631  $  42,070  $      --  $  18,649  $       -- $  200,030
Investments in
 equity-method investees                       $       --  $       --  $      --  $   6,572  $ 100,630  $       -- $  107,202


                                                                                               Other
(In thousands)                                                                       Gas      Products
For the twelve months ended September 30, 1999       Gas    Electric     Water    Marketing & Services Adjustments   Total
-----------------------------------------------------------------------------------------------------------------------------
Operating revenues                             $  915,020  $1,159,127  $  95,951  $ 760,843  $ 311,782  $(229,259) $3,013,464
Other, net                                     $    3,849  $      895  $   1,371  $   4,087  $ (8,402)  $  (3,625) $  (1,825)
Depreciation and amortization                  $  104,479  $  158,786  $  12,883  $   1,799  $  14,563  $    1,084 $  293,594
Segment profit                                 $  100,366  $  358,655  $  30,188  $     323  $   1,151  $ (25,087) $  465,596
Assets                                         $2,478,428  $2,774,031  $ 666,307  $ 365,239  $ 447,270  $(224,014) $6,507,261
Capital Expenditures                           $  117,621  $  130,331  $  56,974  $     432  $  27,265  $       -- $  332,623
Investments in
 equity-method investees                       $       --  $       --  $      --  $  91,837  $ 159,355  $       -- $  251,192


                                                                                               Other
(In thousands)                                                                       Gas      Products
For the twelve months ended September 30, 1998       Gas    Electric     Water    Marketing & Services Adjustments   Total
-----------------------------------------------------------------------------------------------------------------------------
Operating revenues                             $  696,604  $1,450,576  $  81,430  $ 654,088  $ 247,293  $(143,358) $2,986,633
Other, net                                     $    1,385  $      632  $   1,167  $   2,109  $   1,016  $    2,371 $    8,680
Depreciation and amortization                  $   74,621  $  154,819  $  11,368  $     253  $  11,915  $      691 $  253,667
Segment profit                                 $   75,598  $  338,706  $  23,761  $   3,861  $ (3,612)  $ (14,920) $  423,394
Assets                                         $1,024,921  $2,739,708  $ 603,754  $  74,548  $ 496,364  $(102,065) $4,837,230
Capital Expenditures                           $   65,557  $  107,055  $  54,599  $       7  $  30,002  $       -- $  257,220
Investments in
 equity-method investees                       $       --  $       --  $      --  $   6,572  $ 100,630  $       -- $  107,202

The following table reconciles total reportable segment income before interest and other charges and income taxes to net income for three, nine and twelve months ended September 30,1999 and 1998:

                                   Three Months               Nine Months           Twelve Months
                                 Ended September 30,       Ended Septembe 30,      Ended September 30,
                             ------------------------  ------------------------  ------------------------

                                   1999       1998         1999       1998           1999       1998
(In thousands)                   ========   ========     ========    ========     ========    ========
Total segment profit             $ 91,598   $ 99,818    $ 336,998   $ 303,492     $465,596    $423,394
Interest expense, net            (42,376)   (33,077)    (119,378)    (94,522)    (153,660)   (125,887)
Minority interests                (5,415)         --     (13,539)          --     (13,539)          --
Dividends requirements on
      preferred stock             (2,071)    (2,122)      (6,264)     (6,417)      (8,385)     (8,588)
                                 --------   --------     --------    --------     --------    --------
Income before income taxes         41,736     64,619      197,817     202,553      290,012     288,919
Less: income taxes                 13,781     21,492       70,359      69,259      101,962      99,719
                                 --------   --------     --------    --------    ---------    --------
Net income                        $27,955    $43,127     $127,458    $133,294     $188,050    $189,200
                                 ========   ========     ========    ========     ========    ========



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Holding Company

     NiSource Inc., formerly NIPSCO Industries, Inc., is an energy and utility-based holding company headquartered in Merrillville, Indiana that provides natural gas, electricity and water to the public for residential, commercial and industrial uses. NiSource was organized as an Indiana holding company in 1987 under the name "NIPSCO Industries, Inc." and changed its name to NiSource Inc. on April 14, 1999. NiSource operates primarily in Indiana and New England through wholly-owned regulated and unregulated subsidiaries.

Operating Revenues

      Twelve months ended September 30, 1999. Total operating revenues for the twelve months ended September 30, 1999 were $26.8 million higher than total operating revenues for the twelve months ended September 30, 1998. Gas revenues were $1.5 billion, which represented a $245.5 million increase from the comparable period ended September 30, 1998. This increase was primarily due to the inclusion of $197.9 million gas revenues from BSG, increased marketing revenues as a result of the TPC acquisition and increased deliveries of gas transported for others, partially offset by decreased gas sales to residential and commercial customers as a result of warmer weather during the fourth quarter of 1998, decreased purchased gas costs per dekatherm (dth), decreased gas transition costs and decreased sales to industrial customers. Electric revenues were $1.2 billion, which represented a $291.5 million decrease from electric revenues for the comparable period ended September 30, 1998. This decrease was mainly due to a decrease in wholesale electric marketing volumes, partially offset by increased electric sales to residential and commercial customers due to warmer weather during the third quarter of 1999 and increased costs per kilowatt-hour (kwh). Water revenues were $95.8 million, which represented a $14.5 million increase from water revenues for the comparable period ended September 30, 1998. This increase was primarily due to increased water volumes sold and to increased water rates for IWC that became effective on April 8, 1998 and April 8, 1999. Products and Services revenues were $255.8 million, which represented a $58.3 million increase from Products and Services revenues for the comparable period ended September 30, 1998. This increase reflects revenues from a new energy related project which began commercial operations in August 1998, increased pipeline construction activity and increased line locating and marking activity.

      Nine months ended September 30, 1999. Total operating revenues for the nine months ended September 30, 1999 were $80.7 million higher than total operating revenues for the nine months ended September 30, 1998, representing a 3.7% increase. Gas revenues were $1.1 billion, which represented a $296.2 million increase from the comparable period ended September 30, 1998. This increase was primarily due to the inclusion of $197.9 million in gas revenues from BSG, increased marketing revenues as a result of the TPC acquisition, increased gas sales to residential and commercial customers, increased deliveries of gas transported for others partially offset by decreased gas costs per dth and decreased transition costs. Electric revenues were $865.4 million, which represented a $270.8 million decrease from electric revenues from the comparable period ended September 30, 1998. This decrease was mainly due to decreased wholesale electric marketing volumes in the 1999 period, compared to the 1998 period partially offset by increased sales to residential, commercial and industrial customers and increased costs per kwh. Water revenues were $74.8 million, which represented a $11.8 million increase from water revenues for the comparable period ended September 30, 1998. This increase was primarily due to increased water volumes sold and to increased water rates for IWC that became effective on April 8, 1998 and April 8, 1999. Products and Services revenues were $192.2 million, which represented a $43.4 million increase from Products and Services revenues for the comparable period ended September 30, 1998. This increase reflects revenues from a new energy related project which began commercial operations in August 1998, increased pipeline construction activity and increased line locating and marking activity.

      Three months ended September 30, 1999. Total operating revenues for the three months ended September 30, 1999 were $59.8 million lower than total operating revenues for the three months ended September 30, 1998, representing a 8.0% decrease. Gas revenues were $265.4 million, which represented a $65.9 million increase from gas revenues for the comparable period ended September 30, 1998. This increase was primarily due to the inclusion of $28.8 million of operating revenues from BSG, increased marketing revenues primarily as a result of the TPC acquisition, increased gas sales to residential and commercial customers and increased gas costs per dth, partially offset by decreased sales to industrial customers. Electric revenues were $324.3 million, which represented a $144 million decrease from electric revenues for the comparable period ended September 30, 1998. This decrease was mainly due to decreased wholesale electric marketing volumes in the 1999 period, compared to the 1998 period, partially offset by increased sales to commercial and industrial customers and increased costs per kwh. Water revenues were $29.9 million, which represented a $5.5 million increase from water revenues for the comparable period ended September 30, 1998. This increase was primarily due to increased water volumes sold and to increased water rates for IWC that became effective on April 8, 1999. Products and Services revenues were $68.4 million, which represented a $12.7 million increase from Products and Services revenues for the comparable period ended September 30, 1998. This increase reflects revenues from a new energy related project which began commercial operations in August 1998, increased pipeline construction activity and increased line locating and marking activity.

      The basic steel industry accounted for 16.44% of all natural gas delivered (including volumes transported) and 24.60% of all electric sales during the twelve months ended September 30, 1999.

         The components of the variations of operating revenues for gas, electric, water and Products and Services are shown in the following table:

                                                   Variations from Prior Periods
                                                -------------------------------------
                                          September 30, 1999 Compared to September 30, 1998
                                       ------------------------------------------------------
                                              Three              Nine           Twelve
(In thousands)                                Months            Months          Months
                                           ==========         ==========      ==========
Gas Revenue
  Pass through of net changes in
    purchased gas costs, gas storage,
    and storage transportation costs        $   8,853        $  (17,111)     $  (46,126)
  Gas transition costs                        (1,137)            (3,238)         (6,732)
  Changes in sales levels                     (9,866)              (323)        (50,780)
  Gas transported                               (252)                765           6,760
  Bay State Gas Acquisition                    28,804            197,938         197,938
  Gas Wholesale Marketing                      39,555            118,196         144,432
                                           ----------         ----------      ----------
Gas Revenue Change                             65,957            296,227         245,492
                                           ----------         ----------      ----------
Electric Revenue  -
  Pass through of net changes
     in fuel costs                             12,128              9,312           9,078
  Changes in sales levels                      14,315             25,736          24,896
  Wholesale electric                        (170,467)          (305,854)       (325,466)
                                           ----------         ----------      ----------
Electric Revenue Change                     (144,024)          (270,806)       (291,492)
                                           ----------         ----------      ----------
Water Revenue Change                            5,520             11,854          14,521
                                           ----------         ----------      ----------
Products and Services Revenues -
  Pipeline construction                         2,631              8,244          10,589
  Locate and marking                            1,768              3,452           5,332
  Other                                         8,348             31,716          42,388
                                           ----------         ----------      ----------
Products and Services Revenue Change           12,747             43,412          58,309
                                           ----------         ----------      ----------
   Total Revenue Change                     $(59,800)        $    80,687     $    26,830
                                           ==========         ==========      ==========



Cost of Sales

      Cost of sales consists of gas costs, costs of fuel for electric generation, costs of power purchased and Products and Services cost of sales.

      Gas Costs. Total gas costs for the twelve months ended September 30, 1999 increased $135.7 million over the twelve months ended September 30, 1998. This increase reflects the inclusion of gas costs of $95.7 million for BSG and increased gas marketing activities, partially offset by decreased purchased gas costs per dth for the Energy Utilities. The gas costs for the nine months ended September 30, 1999 increased by $175.9 million, from gas costs for the nine months ended September 30, 1998. This increase reflects the inclusion of gas costs of $95.7 million for BSG and increased gas marketing activities partially offset by decreased purchased gas costs per dth for the Energy Utilities. The gas costs for the three months ended September 30, 1999 increased by $48.1 million, from gas costs for the three months ended September 30, 1998. This increase reflects the inclusion of gas costs of $7.5 million for BSG, increased gas marketing activities and increased gas cost per dth for the Energy Utilities.

      Fuel and Purchased Power. The cost of fuel used for electric generation decreased during the twelve months ended September 30, 1999 and the nine months ended September 30, 1999 due to decreased fuel costs, partially offset by increased electric generation. The cost of fuel for the three months ended
September 30, 1999 was relatively unchanged from the three months ended September 30, 1998. Purchased power decreased by $310.6, $289 and $151.4 million for the twelve, nine and three months ended September 30, 1999, respectively, compared to the comparable periods ended September 30, 1998, primarily due to decreased power purchased for wholesale electric marketing activity.

     Cost of Sales: Products and Services. The cost of sales for the Products and Services subsidiaries during the twelve, nine and three months ended September 30, 1999 were $30.7, $25.0 and $8.4 million higher, respectively, than in the comparable periods ended September 30, 1998. These increases reflected the inclusion of cost of sales for other Products and Services subsidiaries acquired in the BSG acquisition and increased activity at SM&P Utility Resources, Inc. (SM&P) and Miller Pipeline Corporation (Miller), the line locating and marking and pipeline construction subsidiaries.

Operating Margins

      Twelve months ended September 30, 1999. Operating margins for the twelve months ended September 30, 1999 were $1.4 billion, an increase of $179.5 million from the twelve months ended September 30, 1998. Gas operating margin was $109.8 million higher than in the comparable period ended September 30, 1998. This increase reflects the February 1999 acquisition of BSG in the amount of $103.4 million and increased deliveries of gas transported for others, partially offset by decreased sales to residential and commercial customers, reflecting unusually warm weather during the fourth quarter of 1998, and decreased sales to industrial customers. Electric operating margin was $27.5 million higher than the comparable period ended September 30, 1998. This increase occurred mainly due to increased sales to residential and commercial customers and improved margins on wholesale electric marketing transactions, partially offset by decreased industrial sales. Water operating margin was $14.5 million higher than in the comparable period ended September 30, 1998, due to increased volumes sold and increased water rates for IWC that became effective on April 8, 1998 and April 8, 1999. Products and Services operating margin was $27.6 million higher than in the comparable period ended September 30, 1998, reflecting a new energy related project, which began commercial operations in August 1998 and increased pipeline construction activity.

      Nine months ended September 30, 1999. Operating margins for the nine months ended September 30, 1999 were $1.1 billion, an increase of $174 million from the nine months ended September 30, 1998. Gas operating margin was $120.3 million higher than in the comparable period ended September 30, 1998. This increase reflects the February 1999 acquisition of BSG in the amount of 102.4 million, increased gas sales to residential customers and commercial customers, reflecting colder weather during the first quarter of 1999, and increased deliveries of gas transported for others. Electric operating margin was $23.5 million higher than in the comparable period ended September 30, 1998. This increase occurred mainly due to increased sales to residential and commercial customers and improved margins on wholesale power marketing transactions. Water operating margin was $11.8 million higher than in the comparable period ended September 30, 1998, due to increased volumes sold and increased rates for IWC became effective on April 8, 1998 and April 8, 1999. Products and Services operating margin was $18.4 million higher than in the comparable period ended
September 30, 1998, reflecting a new energy related project, which began commercial operations in August 1998 and increased pipeline construction activity.

      Three months ended September 30, 1999. Operating margins for the three months ended September 30, 1999 were $342.1 million, an increase of $35.3 million from operating margins for the three months ended September 30, 1998. Gas operating margin was $17.8 million higher than gas operating margins for the comparable period ended September 30, 1998. This increase reflected the February 1999 acquisition of BSG in the amount of $21.4 million. Electric operating margin was $7.6 million higher than the electric operating margin for the comparable period ended September 30, 1998. This increase was mainly due to increased sales to residential customers and improved margins on wholesale electric marketing transactions. Water operating margin was $5.5 million higher than water operating margins for the comparable period ended September 30, 1998, due to increased water volumes sold and increased rates for IWC that became effective on April 8, 1999. Products and Services operating margin was $4.3 million higher than Products and Services margins for the comparable period ended September 30, 1998, reflecting a new energy related project which began commercial operations in August 1998 and increased pipeline construction activity.

Operating Expenses and Taxes

      Operating expenses and taxes (except income) consists of operation expenses, maintenance expenses, depreciation and amortization expenses and taxes (except income).

      Operation expenses. Operation expenses for the twelve months ended September 30, 1999 were $77.3 million higher than operation expenses for the comparable period ended September 30, 1998. This increase reflects the inclusion of $79.1 million of operation expenses at BSG and subsidiaries and increased operation expenses at Primary due to the operation of a new energy related project and IWC Resources Corporation (IWCR) partially offset by a $13.0 million insurance settlement related to manufactured gas plant site cleanup costs.
Operation expenses for the nine months ended September 30, 1999 were $76.1 million higher than operation expenses for the comparable period ended September 30, 1998. This increase reflects the inclusion of $79.1 million of operation expenses at BSG and subsidiaries increased operation expenses at Primary and IWCR partially offset by a $13.0 million insurance settlement related to manufactured gas plant site cleanup costs. Operation expenses for the three months ended September 30, 1999 were $15.3 million higher than operation expenses for the comparable period ended September 30, 1998. This increase was primarily due to the inclusion of $26.9 million of operating expenses at BSG and Primary partially offset by the $13.0 million insurance settlement.

      Maintenance expenses. Maintenance expenses for the twelve months ended September 30, 1999, were $1.2 million lower than for the comparable period ended September 30, 1998. Maintenance expenses were lower primarily as a result of decreased electric production facility maintenance costs and decreased gas distribution facilities maintenance costs, partially offset by the inclusion of maintenance expenses for BSG. Maintenance expenses for the nine months ended September 30, 1999, were $3.6 million higher than for the comparable period ended September 30, 1998 primarily due to the inclusion of maintenance expenses for BSG. Maintenance expenses for the three months ended September 30, 1999 were relatively unchanged from the comparable period ended September 30, 1998.

      Depreciation and amortization expenses. Depreciation and amortization expenses for the twelve months, nine months and three months ended September 30, 1999 were $39.9, $37.1 and $13.6 million higher, respectively, than depreciation and amortization expenses for the comparable periods ended September 30, 1998. These higher expenses reflect the inclusion of depreciation and amortization expenses of BSG and property additions.

Other Income (Deductions)

       Interest charges for the twelve months, nine months and three months ended September 30, 1999 were $27.8, $24.9 and $9.3 million higher, respectively, than interest charges in the comparable periods ended September 30, 1998. These increases reflect the inclusion of interest charges of BSG and increased short-term and long-term borrowings. Additionally, minority interests reflects dividends paid on Preferred Securities in connection with the PIES offering during the nine-month period ended September 30, 1999.

       Other, net for the twelve, nine and three months ended September 30, 1999 were $10.5, $12.4 and $12.8 million lower, respectively, than Other, net in the comparable periods ended September 30, 1998. These decreases primarily result from a charge of $16.5 million in the third quarter of 1999 related to an equity exploration and production investment, partially offset by higher net gains on disposition of businesses and properties and power trading activities, which began in early 1999.

Liquidity and Capital Resources

           Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. But because the utility and utility construction business is seasonal in nature, commercial paper is issued for short-term financing. As of September 30, 1999 and December 31, 1998, $261.4 million and $193.7 million of commercial paper was outstanding, respectively. The weighted average interest rate of commercial paper outstanding as of September 30, 1999 was 5.56%.

       NiSource and its subsidiaries may borrow under two five-year, $100 million revolving credit agreements that terminate on September 23, 2003 and two 364-day $100 million revolving credit agreements that terminate on September 23, 2000. The 364-day agreements may be extended at expiration for additional periods of 364 days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. At September 30, 1999, there were no borrowings outstanding under these agreements.

      In addition, various lines of credit are maintained. At September 30, 1999, there were no borrowings under the uncommitted finance facility. Lines of credit for up to $199.9 million are held with lenders at either their commercial prime or market lending rates. At September 30, 1999, there were $41.1 million of borrowings outstanding under these lines of credit with a weighted average interest rate of 6.13%. As of December 31, 1998, there were $84.1 million of borrowings outstanding under these lines of credit.

     NiSource and its subsidiaries maintain money market lines of credit for up to $403.5 million. As of September 30, 1999, $103.9 million was outstanding under these money market lines of credit with a weighted average interest rate of 5.57%. At December 31, 1998, there were $127.3 million of borrowings outstanding under these money market lines of credit.

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

     In September 1999, Capital Markets issued $160 million Puttable Reset Securities (PURS) in an underwritten public offering and the underwriters acquired a call option to purchase the PURS on September 28, 2000. The net proceeds from the sale of the PURS and the call option of $162.4 million were used to refinance short-term indebtedness incurred in connection with the acquisition of BSG in February 1999. See Note 18 "Short-Term Borrowings," to the consolidated financial statements for a description of the PURS.

      NiSource has made an offer to acquire CEG for $6.1 billion, or $74 per share of CEG common stock, in cash. A commitment letter has been accepted under which certain financial institutions have agreed, subject to specified conditions, to provide $6.5 billion to finance the proposed acquisition of CEG. No assurance can be given as to whether, or on what terms, NiSource will acquire CEG.

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

     Commodity price risk. Price risk management activities are designed to address price fluctuations in electricity and natural gas commodity prices that are sensitive to changes in supply and demand. These changes are actively monitored and derivative financial and commodity instruments are used to reduce, or hedge, exposure to price risks. Part of these price risks includes differences in price based on geography. Geographic price differentials result primarily from transportation costs and local supply and demand factors. To hedge a portion of this exposure, basis swaps are used from time to time. However, not all basis exposure is hedged.

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

     The daily net commodity position consists of natural gas inventories, commodity purchase and sales contracts and derivative financial and commodity instruments. The fair market value of this portfolio is a summation of the fair market values calculated for each commodity, whose net values are measured by quotes from energy exchange markets and over-the-counter markets. Based upon the fair market value of this portfolio as of September 30, 1999, if the electric and natural gas market prices dropped by 10 percent, this change would reduce NiSource's net income by approximately $1.3 million. Any such movements in prices, however, are not indicative of actual results and are subject to change.

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

Year 2000 Costs

     Risks. Year 2000 issues address the ability of electronic processing equipment to process date sensitive information and recognize the last two digits of a date as occurring in or after the year 2000. Any failure in any system may result in material operational and financial risks. Possible scenarios include a system failure in a generating plant, an operating disruption or delay in transmission or distribution, or an inability to interconnect with the systems of other utilities. In addition, while NiSource anticipates that mission-critical systems will be year 2000 compliant in a timely fashion, it cannot guarantee the compliance of systems operated by other companies upon which it depends. For example, the ability of an electric company to provide electricity to its customers depends upon a regional electric transmission grid, which connects the systems of neighboring utilities to support the reliability of electric power within the region. If one company's system is not year 2000 compliant, then a failure could affect the reliability of all providers within the grid, including NiSource. Similarly, gas operations depend on natural gas pipelines that are not owned or controlled by NiSource, and any non-compliance by a company owning or controlling those pipelines may affect NiSource's ability to provide gas to its customers. Failure to achieve year 2000 readiness could have a material adverse affect on results of operations, financial position and cash flows.

     The program to address risks associated with the year 2000 is continuing. The focus is on both information technology (IT) and non-IT systems, and substantial progress has been made in preparing these systems for proper functioning in the year 2000.

     State of Readiness. The year 2000 program consists of four phases: inventory (identifying systems potentially affected by the year 2000), assessment (testing identified systems), remediation (correcting or replacing non-compliant systems) and validation (evaluating testing remediated systems to confirm compliance). Northern Indiana has completed the remediation and validation phases for all its mission-critical systems. The year 2000 program for BSG is expected to be completed in the fourth quarter of 1999. The IWC year 2000 program was completed in June 1999. NiSource has completed the inventory and assessment phases for all of its non-IT mission-critical systems and has completed remediation (including replacement) and validation for its non-IT mission-critical systems. Substantially all mission-critical year 2000 efforts were completed in June, 1999.

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

     Contingency Plans. NiSource currently is in the process of structuring its contingency plans to address the possibility that any mission-critical system upon which it depends, including those controlled by outside parties, will be non-compliant. This includes identifying alternate suppliers and vendors, conducting staff training and developing communication plans. In addition, the ability to maintain or restore service in the event of a power failure or operating disruption or delay is being evaluated, along with the limited ability to mitigate the effects of a network failure by isolating its own network from the non-compliant segments of the greater network. These contingency plans were completed during the second quarter of 1999; however, the contingency plans will be under review during the fourth quarter of 1999.

     ALL  STATEMENTS  REGARDING  YEAR 2000 MATTERS  CONTAINED IN THIS REPORT ARE
"YEAR  2000  READINESS   DISCLOSURES"  WITHIN  THE  MEANING  OF  THE  YEAR  2000
INFORMATION AND READINESS DISCLOSURE ACT.

Competition and Regulatory Changes

     The regulatory frameworks applicable to the Energy Utilities, at both the state and federal levels, are undergoing fundamental change. These changes have impacted and will continue to have an impact on operations, structure and profitability. At the same time, competition within the electric and gas industries will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including partnering on energy projects with major industrial customers, converting some of its generating units to allow use of lower cost, low sulfur coal, providing its gas customers with increased customer choice for new products and services, acquiring companies which increase our scale and establishing subsidiaries that provide gas and develop new energy-related products for residential, commercial and industrial customers.

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

     At the state level, the Indiana Utility Regulatory Commission (IURC) approved in 1997 Northern Indiana's Alternative Regulatory Plan (ARP) which implemented new rates and services that included, among other things, unbundling of services for additional customer classes (primarily residential and commercial users), negotiated services and prices, a gas cost incentive mechanism, and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based upon a comparison of Northern Indiana's actual gas supply portfolio cost to a market-based benchmark price. Phase I of Northern Indiana's Customer Choice Pilot Program ended on March 31, 1999. This pilot program offered a limit of 82,000 residential customers within St. Joseph County and 10,000 commercial customers throughout the NiSource service area the right to choose alternative gas suppliers. Phase II of Northern Indiana's Customer Choice Pilot Program commenced April 1, 1999 and will continue for a one-year period. During this phase, Northern Indiana is offering customer choice to all 660,000 residential and 50,000 commercial customers throughout its gas service territory. A limit of 150,000 residential and 20,000 commercial customers are eligible to enroll in Phase II of the program. The IURC order allows NiSource's natural gas marketing subsidiary to participate as a supplier of choice to Northern Indiana customers. In addition, as Northern Indiana has allowed residential and commercial customers to designate alternative gas suppliers, it has also offered new services to all classes of customers including price protection, negotiated sales and services, gas lending and parking, and new storage services.

     To date, the Energy Utilities have not been materially affected by competition and management does not foresee substantial adverse affects in the near future unless the current regulatory structure is substantially altered. NiSource believes the steps that it has taken to deal with increased competition have had and will continue to have significant positive effects in the next few years.

Impact of Accounting Standards

     Information about the impact of anticipated accounting standards that have not yet been adopted upon accounting policy can be found in Note 2, "Summary of Significant Accounting Policies- Impact of Accounting Standards" to the consolidated financial statements.

Forward Looking Statements

     This report contains forward looking statements within the meaning of the securities laws. Forward looking statements include terms such as "may," "will," "expect," "believe," "plan" and other similar terms. NiSource cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, you cannot be assured that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from these assumptions will be realized. You should be aware of important factors that could have a material impact on future results. These factors include weather, the federal and state regulatory environment, year 2000 issues, the economic climate, regional, commercial, industrial and residential growth in the service territories served by NiSource's subsidiaries, customers' usage patterns and preferences, the speed and degree to which competition enters the utility industry, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond NiSource's control.

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

Item 3.  Defaults Upon Senior Securities.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
        None

Item 5.  Other Information.
       None

Item 6.  Exhibits and Reports on Form 8-K.
         (a)  Exhibits.

    Exhibit 10.1- Letter Agreement dated October 25, 1999 between Mr. Roger
                  A. Young and NiSource Inc.

    Exhibit 10.2- Letter Agreement Dated April 9, 1999 between Mr. Joseph L.
                  Turner, Jr. and NiSource Inc.

    Exhibit 10.3- Equity Forward  Purchase  Transaction  dated November 9, 1999 between Scotia Capital (USA) Inc.and NiSource Inc.

    Exhibit 23 - Consent of Arthur Andersen LLP

    Exhibit 27 - Financial Data Schedule

          Pursuant to Item 601(b)(4)(iii) of Regulation S-K, NiSource hereby agrees to furnish the SEC, upon request, any instrument defining the rights of holders of long-term debt of NiSource not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of NiSource and its subsidiaries on a consolidated basis.

          (b) Reports on Form 8-K.

                 A report on Form 8-K was filed August 31, 1999. All events were reported under Item 5, Other Events. A report on Form 8-K was filed September 28, 1999. All events were reported under Item 5, Other Events. A report on Form 8-K was filed September 30, 1999. All events were reported under Item 5, Other Events.


Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NiSource Inc.

                                    (Registrant)

                                  /s/ STEPHEN P. ADIK
                                 ----------------------------------------------
                                 Stephen P. Adik
                                 Senior Executive Vice President, Chief
                                 Financial Officer,
                                 Treasurer and Chief Accounting Officer



Date:  November 10, 1999