Form 10-K405
period 1999-12-31
NISOURCE INC
filed 2000-03-30
CIK 823392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 1-9776
                            ------------------------

                                 NISOURCE INC.
                            ------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   INDIANA                                      35-1719974
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
            801 EAST 86TH AVENUE                                   46410
            MERRILLVILLE, INDIANA                               (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        Registrant's telephone number, including area code 219-853-5200

Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
                COMMON SHARES                          NEW YORK, CHICAGO AND PACIFIC
       PREFERRED SHARE PURCHASE RIGHTS                 NEW YORK, CHICAGO AND PACIFIC
       OBLIGATIONS PURSUANT TO SUPPORT                            NEW YORK
AGREEMENTS WITH NISOURCE CAPITAL MARKETS, INC.
  CORPORATE PREMIUM INCOME EQUITY SECURITIES                      NEW YORK

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 29, 2000, 124,685,697 Common Shares (not including 23,098,521 Common Shares held in treasury) were outstanding. The aggregate market value of the Common Shares (based upon the February 29, 2000, closing price of $12.938 on the New York Stock Exchange) held by nonaffiliates was approximately $1,508,260,520.88.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the NiSource Inc. 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                       OVERVIEW OF CONSOLIDATED BUSINESS

     NiSource Inc. (NiSource), formerly NIPSCO Industries, Inc., is an energy and utility-based holding company headquartered in Merrillville, Indiana, that provides natural gas, electricity and water to the public for residential, commercial and industrial uses. NiSource was organized as an Indiana holding company in 1987 under the name "NIPSCO Industries, Inc.," and changed its name to NiSource Inc. on April 14, 1999, to reflect its new direction as a multi-state supplier of energy and water resources and related services.

     NiSource's gas business is comprised primarily of regulated gas utilities that operate throughout northern Indiana and New England. In addition, NiSource expanded its gas marketing, trading and storage operations with the April 1999 acquisition of TPC Corporation, now renamed EnergyUSA-TPC Corp. (TPC). NiSource's electric business is comprised of a regulated electric utility that operates in northern Indiana. The electric business also includes wholesale sales and power marketing activities. NiSource's regulated gas and electric subsidiaries are collectively referred to as the "Energy Utilities." NiSource's regulated water subsidiaries are collectively called the "Water Utilities." Collectively the Energy and Water Utilities are referred to as the "Utilities."

     Non-regulated energy and utility-related products and services are provided through the "Products and Services" subsidiaries. Products and Services subsidiaries perform energy-related services and offer products in connection with these services, which include pipeline construction, repair and maintenance of underground gas pipelines and locating and marking utility lines.

     In addition to the Utilities and the Products and Services subsidiaries, NiSource has a wholly-owned subsidiary, NiSource Capital Markets, Inc. (Capital Markets), which engages in financing activities for NiSource and certain of its subsidiaries, excluding Northern Indiana Public Service Company (Northern Indiana).

     In June 1999, NiSource commenced a tender offer to acquire Columbia Energy Group (CEG). In December 1999, CEG acknowledged preliminary indications of interest from numerous other third parties and invited formal bids from those companies that had indicated a preliminary value higher than the NiSource tender offer price of $74 per share. As a result, in December, NiSource wrote off the costs associated with its tender offer. On February 11, 2000, the NiSource tender offer expired.

     On February 28, 2000, after completion of the bidding process initiated by CEG, NiSource and CEG announced approval of a merger agreement under which NiSource will form a new holding company, which will acquire all of the outstanding shares of CEG valued at approximately $6 billion. The new holding company will also assume approximately $2.5 billion of CEG debt. Under the agreement, CEG shareholders have the option to receive new holding company stock for up to 30% of the outstanding CEG shares. Under the common stock option, each CEG share will be exchanged for $74 in new holding company stock, based on the average NiSource share price prior to the closing, but not more than 4.4848 shares of new holding company stock for each CEG share. Under the cash option, each CEG share will be exchanged for $70 in cash plus a $2.60 face value unit (consisting of a zero coupon debt security with a forward equity contract). A commitment letter was accepted under which certain financial institutions agreed, under specified conditions, to provide up to $6.0 billion to finance the acquisition of CEG. The merger is conditioned upon, among other things, the approvals of the shareholders of both companies and various regulatory commissions. If NiSource shareholder approval is not obtained, the merger agreement provides that the transaction will automatically be restructured to eliminate the 30% common stock option for CEG shareholders.

     See "Segments of Business" in the Notes to Consolidated Financial Statements and "Selected Supplemental Information" in the 1999 Annual Report to Shareholders regarding financial information about industry segments and classes of customers served (see Exhibit 13).

                              ELECTRIC OPERATIONS

     Northern Indiana, NiSource's largest and dominant subsidiary, is a public utility operating company incorporated in Indiana on August 2, 1912, that supplies natural gas and electric energy to the public. It operates in 30 counties in the northern part of Indiana, serving an area of about 12,000 square miles with a population of approximately 2.2 million. At December 31, 1999, Northern Indiana served approximately 425,833 customers with electricity.

     Northern Indiana owns and operates four coal-fired electric generating stations with net capabilities of 3,179,000 kilowatts (kw), two hydroelectric generating plants with net capabilities of 10,000 kw and four gas-fired combustion turbine generating units with net capabilities of 203,000 kw for a total system net capability of 3,392,000 kw. During the year ended December 31, 1999, Northern Indiana generated 89.9% and purchased 10.1% of its electric requirements.

     Northern Indiana's 1999 electric control area peak load (the highest level of electrical utility usage in the control area) of 3,307,340 kw was set on July 30, 1999. Northern Indiana's electric control area includes Northern Indiana, Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency
(IMPA). The 1999 peak established a new all time peak, exceeding the old peak of 3,161,200 kw previously set on July 14, 1995. Northern Indiana's 1999 internal peak load, which excludes WVPA and IMPA, of 2,962,340 kw was also set on July 30, 1999. This also established a new all-time internal peak load, exceeding the old peak of 2,888,450 kw previously set on August 6, 1996.

     Northern Indiana's electric system is interconnected with the systems of Ameren Services Corporation (formerly Central Illinois Public Service Company), American Electric Power, Commonwealth Edison Company (ComEd), Cinergy Services, Inc. and Consumers Energy. Electric energy is purchased from, sold to or exchanged with various other utilities and power marketers under Northern Indiana's power sales and open access transmission tariffs.

     Northern Indiana provides WVPA with transmission and distribution service, operating reserve requirements and capacity deficiency service and provides IMPA with transmission service, operating reserve requirements and capacity deficiency service, in Northern Indiana's control area. Northern Indiana also engages in sales and services under interconnection agreements with WVPA and IMPA.

     WVPA provides service to 12 Rural Electric Membership Corporations (REMC's) located in Northern Indiana's control area. IMPA provides service to the municipal electric system of the city of Rensselaer located in Northern Indiana's control area.

     Northern Indiana and WVPA have executed a supplemental agreement for unit peaking capacity and energy. Unit peaking capacity is the capacity used to serve peak demand from a specific peaking generating unit. Pursuant to this agreement, which runs through December 2001, WVPA purchases 90,000 kw of capacity per month.

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

     Fuel Supply. The generating units of Northern Indiana are located at Bailly, Mitchell, Michigan City and Schahfer Generating Stations. Northern Indiana's 13 steam generating units have a net capability of 3,179,000 kw. Coal is the primary source of fuel for all units, except for three, which utilize natural gas. In addition, Northern Indiana's four combustion turbine generating units with a net capability of 203,000 kw are fired by gas. Fuel requirements for Northern Indiana's generation for 1999 were supplied as follows:

Coal.....................................................  97.9%
Natural gas..............................................  2.1%

     In 1999, Northern Indiana used approximately 9.0 million tons of coal at its generating stations. Northern Indiana has established a normal level of coal stock that is expected to provide adequate fuel supply during the year.

     Annual coal requirements for Northern Indiana's electric generating units through 2003 are estimated to range from 9.4 million tons to 9.7 million tons, depending from year to year upon anticipated sales levels, scheduled maintenance and other variables. These requirements are being met or will be met in part under long-term contracts as follows:

MILLION TONS/YEAR                           SULFUR CONTENT         EXPIRATION
-----------------                           --------------         ----------
1.300(a)                                         Low                  2001
1.600(b)                                         Low                  2002
1.000(c)                                         Low                  2001
0.500(d)                                         Low                  2000
0.432(e)                                         Low                  2002
1.000(f)                                         High                 2000
0.600                                            High                 2004
0.500(g)                                         High                 2001

(a) 1.3 million tons in 2000; 0.25 million tons in 2001.

(b) 1.6 million tons in 2000; plus or minus 10% option years in 2001 and 2002. Northern Indiana can terminate 12/31/2000 or 12/31/2001.

(c) 0.8 million to 1.2 million tons in 2000 and 2001.

(d) Option year in 2000.

(e) Option to purchase an additional 0.432 million tons in 2000 and 2001; 0.864 million tons in 2002.

(f) 1.0 million tons in 2000.

(g) 0.75 million tons in 2000 and 2001.

     The average cost of coal consumed in 1999 was $26.13 per ton, or 1.47 cents per kilowatt-hour (kwh) generated as compared to $26.83 per ton, or 1.52 cents per kwh generated in 1998.

     Coal Reserves. Included in the previous table of coal contracts is a coal mining contract with Cyprus Shoshone Coal Corporation (Cyprus) under which Cyprus is mining Northern Indiana's coal reserves in the Cyprus mine through the year 2001. The costs of such reserves are being recovered through the ratemaking process as such coal reserves are used to produce electricity.

     Fuel Adjustment Clause. Northern Indiana adjusts metered electric rates through operation of a fuel adjustment clause to reflect changes in fuel costs. See "Summary of Significant Accounting Policies-Fuel Adjustment Clause" in the Notes to Consolidated Financial Statements.

                             GAS UTILITY OPERATIONS

     Northern Indiana, Bay State Gas Company (BSG), Northern Utilities, Inc. (Northern Utilities), Kokomo Gas and Fuel Company (Kokomo Gas) and Northern Indiana Fuel and Light Company (NIFL), combined, are the tenth largest local natural gas distribution company in the nation, servicing more than one million gas customers.

     Northern Indiana. Northern Indiana supplies natural gas of about 1,000 British thermal units (Btu) per cubic foot. In a 24-hour period ended January 5, 1999, Northern Indiana's 1999 maximum day send-out (the maximum amount of gas delivered through Northern Indiana's distribution system to its end customers) was 1.7 million dekatherms (dth). Northern Indiana's total gas send-out for 1999 was 282.5 million dth, compared to 266.0 million dth in 1998.

     Agreements have been negotiated with natural gas suppliers to replace former pipeline supplier contracts pursuant to the requirements of Federal Energy Regulatory Commission (FERC) Order No. 636. Northern Indiana also has agreements which allow for the purchase of gas either from gas marketers or producers.

     Northern Indiana has firm transportation agreements with pipelines, which allow Northern Indiana to move its gas through the pipelines' transmission systems. In 1999, all of the gas supplied by Northern Indiana was transported by ANR Pipeline Company (ANR), Crossroads Pipeline Company (Crossroads), a subsidiary of NiSource, Midwestern Gas Transmission Company (Midwestern), Natural Gas Pipeline Company of America (Natural), Panhandle Eastern Pipe Line Company (Panhandle), Tennessee Gas Pipeline Company (Tennessee) and Trunkline Gas Company (Trunkline). The transportation rates of Crossroads and the transportation and storage rates of ANR, Midwestern, Natural, Panhandle, Tennessee and Trunkline to Northern Indiana are subject to change in accordance with rate proceedings filed with the FERC.

     Approximately 77% of Northern Indiana's 1999 gas supply was purchased on the spot market, generally on less than 30-day agreements. The average price per dth (including FERC Order No. 636 transition charges) in 1999 was $2.56, compared to $2.49 in 1998, and the average cost of purchased gas, after adjustment for transition charges billed to transport customers, was $2.58 per dth, as compared to $2.48 per dth in 1998.

     Northern Indiana has a curtailment plan (a plan which outlines service to be curtailed in the event of limited gas supply) that has been approved by the Indiana Utility Regulatory Commission (IURC). There were no firm sales curtailments in 1999 and none are expected during 2000.

     Northern Indiana operates an underground gas storage field at Royal Center, Indiana, which currently has a storage capacity of 6.75 million dth. Withdrawals were made in the 1999-2000 winter of up to 103,126 dth per day. In addition, Northern Indiana has several gas storage service agreements which make possible the withdrawal of substantial quantities of gas from other storage facilities. All of the storage agreements have limitations on the volume and timing of daily withdrawals. These contracts provide in the aggregate for approximately 29.6 million dth of annual stored volume and allow for approximately 661,000 dth of maximum daily withdrawal.

     Northern Indiana has a liquefied natural gas plant in LaPorte County which is designed for peak shaving (the process of supplementing gas supply during periods of high demand) and has the following capacities: maximum storage of 4 million dth; maximum liquefaction rate (gas to liquid), 20,000 dth per day; maximum vaporization rate (output to distribution system), 300,000 dth per day.

     BSG and Northern Utilities. BSG was incorporated in 1974 as a Massachusetts corporation. BSG is primarily a gas distribution utility that provides local transportation services in the greater Brockton, Lawrence and Springfield, Massachusetts areas. Additionally, BSG also offers additional energy products and services to its customers, and invests in energy ventures. Northern Utilities is a gas distribution utility operating in the Portland and Lewiston areas of Maine and the Portsmouth areas in New Hampshire.

     Almost all of BSG customers purchase bundled local transportation and natural gas, with only 22,563 of 315,670 gas distribution customers electing to purchase unbundled local transportation. BSG total gas send-out for 1999 was
87.3 million dth.

     BSG has firm transportation agreements with pipelines, which allow BSG to move its gas through the pipelines' transmission systems. In 1999, all of the gas supplied by BSG was transported by Algonquin Gas Transmission Company, Portland Natural Gas Transmission Systems (PNGTS) (NiSource owns 19.06% of PNGTS), Granite State Gas Transmission Inc. (Granite), a subsidiary of NiSource, CNG Transmission Corp., National Fuel Gas Supply Corp., Iroquois Gas Transmission System, Texas Eastern Transmission Corp., Texas Gas Transmission Corp., Williams Gas Pipeline and Tennessee Gas Pipeline Company.

     BSG has several gas storage service agreements, which make possible the withdrawal of substantial quantities of gas from underground storage facilities. All of the storage agreements have limitations on the volume and timing of quantities of gas from other storage facilities. All of the storage agreements have limitations on the volume and timing of daily withdrawals. These contracts provide in aggregate for approximately 13.5 million dth of annual stored volume and allow for approximately 127,468 dth of maximum daily withdrawal.

     BSG produces liquid propane (LP) air gas from LP purchased from several suppliers. The LP air gas is produced by BSG's seven LP air gas plants, all located in Massachusetts, which have a combined storage capacity of 320,249 dth of natural gas equivalent and a combined rated daily vaporization capability of 118,194 dth.

     BSG owns a liquefied natural gas (LNG) facility in Springfield, Massachusetts which consists of liquefaction equipment capable of liquefying 10,000 dth of natural gas per day, a 1,020,000 dth storage tank and vaporization equipment capable of vaporizing 55,000 dth per day. BSG has a leased LNG facility in Brockton, Massachusetts with a storage capacity of 800,000 dth and rated daily vaporization capability of 50,000 dth. BSG has two LNG satellite facilities which storage capacities of 8,000 and 12,800 dth, and daily vaporization capability of 12,000 and 19,200 dth, respectively.

     Northern Utilities has one LP air gas plant in New Hampshire with a storage capacity of 9,908 dth of natural gas equivalent and rated daily vaporization capability of 4,080 dth. Northern Utilities has one LP air gas plant in Maine with a storage capacity of 16,761 dth of natural gas equivalent and a rated daily vaporization capability of 10,000 dth.

     Northern Utilities also has one LNG facility in Maine with a storage capability of 13,750 Mt. and rated daily vaporization capability of 14,000 Mt.

     Kokomo Gas. Kokomo Gas is a public utility operating company incorporated in Indiana in 1917, that supplies natural gas to the public. It operates in the city of Kokomo, Indiana and the surrounding six counties having a population of approximately 100,000, and served approximately 34,500 customers at December 31, 1999. The Kokomo Gas service territory is contiguous to Northern Indiana's gas service territory.

     Kokomo Gas has a liquefied natural gas plant in Howard County with the following capacities: maximum storage of 400,000 thousand cubic feet (mcf); maximum liquefaction rate of 2,850 mcf per day; maximum vaporization rate of 30,000 mcf per day. Kokomo Gas also has a gas holder with a storage capacity of 12,000 mcf.

     Kokomo Gas' total gas send-out for 1999 was 8.0 million dth, compared to
7.4 million dth for 1998. Total transportation volumes for industrial customers in 1999 were 3.5 million dth, compared to 3.3 million dth in 1998. Kokomo Gas purchased gas under a term agreement from TPC to satisfy all of its system requirements in 1999.

     NIFL. NIFL is a public utility operating company incorporated in Indiana in 1906, that supplies natural gas to the public. Headquartered in Auburn, Indiana, it operates in five counties in the northeast corner of the state having a population of approximately 66,700, and served approximately 35,491 customers at December 31, 1999. The NIFL service territory is contiguous to Northern Indiana's gas service territory.

     NIFL's total gas send-out for 1999 was 13.7 million dth, compared to 11.0 million dth for 1998. Total transportation volumes for industrial customers in 1999 were 8.9 million dth, compared to 6.7 million dth in 1998. NIFL purchased gas on the spot market from a number of suppliers and also under term agreements from TPC to satisfy system requirements in 1999.

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

     Granite. Granite owns and operates a 105-mile, 6 to 12 inch diameter, interstate pipeline that extends from Haverhill, Massachusetts, in a northeasterly direction to a point near Westbrook, Maine. Granite receives gas through its interconnects with Tennessee Gas Pipeline Company and PNGTS. Granite serves customers through its interconnections with BSG and Northern Utilities.

     PNGTS. PNGTS is a 292-mile pipeline in northern New England in which NiSource subsidiaries have a combined interest of 19.06%.

     Gas Cost Adjustment Clause. Metered gas rates may be adjusted to reflect the cost of purchased gas, contracted gas storage and storage transportation charges. See "Summary of Significant Accounting Policies--Gas Cost Adjustment Clause" in the Notes to Consolidated Financial Statements in the 1999 Annual Report to Shareholders (see Exhibit 13).

                                WATER OPERATIONS

     The Water Utilities supply water for residential, commercial and industrial uses and for fire protection service in Indianapolis, Indiana and surrounding areas. The territory served by the Water Utilities covers an area of approximately 650 square miles in seven counties of central Indiana and the Water Utilities served approximately 275,688 customers at December 31, 1999.

     The combined maximum daily capacity of the Water Utilities' treatment plants, together with the maximum daily capacity of the three primary well fields, is 247 million gallons per day (MGD). During 1999, the average daily consumption was 146 MGD and the maximum daily consumption was 221 MGD.

     The principal sources of the Indianapolis Water Company (IWC) and IWC Morgan Water Company water supplies are the White River, which flows through Indianapolis from north to south and is supplemented by Morse Reservoir on a tributary, Cicero Creek; Fall Creek, which flows through Indianapolis from the northeast and is supplemented by Geist Reservoir; the city of Indianapolis' Eagle Creek Reservoir, located on Eagle Creek in northwest Marion County, from which water is purchased under a long-term contract; Geist Well Field, a ground water supply located downstream of Geist Reservoir; and South Well Field located in southern Marion and northern Johnson Counties. The principal source of water for Harbour Water Corporation, Liberty Water Corporation, Lawrence Water Company, Inc. and The Darlington Water Works Company are derived from wells within their service territory.

     The three large surface reservoirs are essential to providing an adequate supply during dry periods. Two are used to supplement low stream flows in the White River and Fall Creek, respectively, and water is drawn directly from the third. The reservoirs are designed to maintain an adequate water supply in the event of a repetition of the worst two-year drought ever recorded in the Indianapolis area. The theoretical dependable supply from the three reservoirs including natural stream flows represents approximately 63% of the total dependable supply available to IWC with the balance supplied by natural stream flow and wells.

     The Water Utilities have aquifer protection plans for Geist and South Well Fields. Once fully developed, the Geist Well Field will produce 12 to 15 MGD while the South Well Field will produce 48 MGD. The protection plans will guide the Water Utilities' development of these newest major sources of supply and result in land use plans to protect the aquifer systems from potential contamination sources.

                                 GAS MARKETING

     On April 1, 1999, NiSource acquired the stock of TPC, a natural gas storage and marketing company based in Houston, Texas. As a result of the TPC acquisition, NiSource had an indirect investment representing a 77.3% interest in Market Hub Partners, L. P. (MHP), a Delaware limited partnership. During the fourth quarter of 1999, NiSource subsidiaries purchased the remaining interests in MHP.

     TPC. TPC is a major natural gas marketer and gas asset portfolio manager. During 1999, TPC assumed the operations of NESI Energy Marketing LLC (NEM) which provided natural gas sales and management services to industrial and commercial customers, engaged in natural gas marketing activities and provided gas supply to Northern Indiana, Kokomo Gas and NIFL under spot and /or term contracts. During 1999, TPC and NEM had combined sales of approximately 317 million dth.

     MHP. MHP is one of the largest owners and operators of high deliverability salt cavern natural gas storage capacity in North America. MHP's Moss Bluff and Egan facilities, located near Houston, Texas, and in Acadia Parish, Louisiana, respectively, are strategically positioned at industry-recognized market hubs near the convergence of major natural gas pipelines and serve as aggregation points for natural gas collected along the Texas and Louisiana Gulf Coast. The Moss Bluff and Egan facilities have bi-directional interconnects to five pipelines, which form hub and spoke systems and enable MHP to provide its customers with storage and other services that allow better management of their variable gas load requirements. At December 31, 1999, MHP's two facilities maintained approximately 22.7 billion cubic feet
(bcf) of natural gas working storage capacity, 91.6% of which was leased under storage contracts with major utilities, pipeline companies, local distribution companies, natural gas producers and natural gas marketers. These storage contracts provide a minimum level of revenue regardless of usage by the customer. MHP supplements these revenues by providing a variety of load management services. On February 17, 2000, drilling began at a third storage facility located in Tioga County, Pennsylvania. The new facility is scheduled to be completed in mid-June 2000. MHP performs storage services under long-term demand contracts as well as various other hub services for Northern Indiana and TPC.

                  PRODUCTS AND SERVICES AND OTHER SUBSIDIARIES

PRIMARY. Primary offers expertise to large energy customers in managing the engineering, construction, operation and maintenance of various cogeneration projects. Primary is the parent of the following subsidiaries: Harbor Coal Company (Harbor Coal), North Lake Energy Corporation (North Lake), Lakeside Energy Corporation (Lakeside), Portside Energy Corporation (Portside), Cokenergy, Inc. (Coke), Whiting Clean Energy, Inc. (Whiting) and Ironside Energy LLC (Ironside).

     Harbor Coal. Harbor Coal is a 50% partner with Ispat Inland, Inc. (Ispat) in a $65 million pulverized coal injection facility which began operation in August 1993. The facility receives raw coal, pulverizes it and delivers it to Ispat for use in the operation of its blast furnaces. NiSource has guaranteed the payment and performance of the partnership's obligations under a sale and leaseback of a 50% undivided interest in the facility.

     North Lake. North Lake has entered into a lease for the use of a 75-megawatt energy facility located at Ispat. The facility uses steam generated by Ispat to produce electricity which is delivered to Ispat. The facility began commercial operation in May 1996. NiSource has guaranteed North Lake's obligations relative to the lease and certain obligations to Ispat relative to the project.

     Lakeside. Lakeside has entered into a lease for the use of a 161-megawatt energy facility located at USS Gary Works. The facility processes high-pressure steam into electricity and low-pressure steam for delivery to USX Corporation-US Steel Group. A fifteen-year tolling agreement with US Steel commenced on April 16, 1997 when the facility was placed in commercial operation. Capital Markets guarantees certain limited Lakeside obligations to the lessor.

     Portside. Portside has entered into a lease for the use of a 63-megawatt energy facility at the Midwest Division of National Steel Corporation (National), to process natural gas into electricity, steam and heated water to be provided to National for a fifteen-year period. NiSource has guaranteed certain Portside obligations to the lessor. The facility began commercial operation on September 26, 1997.

     Coke. Coke built and now leases and operates an energy facility at Ispat's Indiana Harbor Works to scrub flue gases and recover waste heat from the coke facility constructed by Indiana Harbor Coke Company, LP (Harbor Coke) and to produce process steam and electricity from the recovered heat which is then delivered to Ispat. Coke has a fifteen-year service agreement and a related fifteen-year fuel supply agreement with Ispat and Harbor Coke. Capital Markets guarantees certain obligations relative to the lease. The facility began commercial operation on October 1, 1998.

     Whiting. Whiting, acting as agent for an owner/lessor, has entered into contracts for the construction of a 525-megawatt, natural gas fired, combined cycle power plant. The facility will be located adjacent to BP Amoco Oil Company's (Amoco) Whiting Refinery in Whiting, Indiana. Whiting has entered into an agreement with the owner/lessor to lease the plant upon its completion. Upon completion, presently scheduled for June 2001,Whiting will utilize the facility to supply process steam to the refinery and electricity to the wholesale market. Capital Markets has guaranteed certain Whiting obligations to the owner/lessor and to Amoco.

     Ironside. Ironside, acting as agent for a third party owner/lessor, has entered into contracts for the construction of a 50- megawatt cogeneration plant. The facility is to be located in LTV Steel Company, Inc.'s (LTV) Indiana Harbor Works plant in northwest Indiana. Ironside intends to enter into an agreement to lease the facility from the owner/lessor upon completion of construction. Ironside will sublease the facility to LTV and LTV will utilize the facility to produce high-pressure steam and electricity upon completion of construction, presently anticipated to occur in August 2001. Certain Ironside obligations to the owner/lessor and to LTV are guaranteed by Capital Markets.

     Primary has advanced approximately $36.6 million and $31.8 million, at December 31, 1999 and December 31, 1998, respectively, to the lessors of the energy-related projects discussed above. Primary is evaluating other potential projects with Northern Indiana customers as well as with potential customers outside of Northern Indiana's service territory. Projects under consideration include those which use industrial by-product fuels and natural gas to produce electricity.

ENERGYUSA, INC. (EUSA). EUSA coordinates the energy-related diversification efforts of NiSource.

     EnergyUSA Commercial Energy Services, Inc. (Commercial). Commercial provides energy solutions, which enhance its customers' competitiveness through cost reductions, modernizing infrastructure and improving cost accountabilities, including marketing energy efficient lighting solutions. During 1999, the operations of all the Savage companies, which were acquired in the February 1999 purchase of BSG, including Savage ALERT, a company that serves the energy and HVAC engineering needs of large-scale commercial customers in 22 states, were reorganized under Commercial.

     SM&P Utility Resources Inc.(SM&P) and Underground Technology, Inc. (UTI). SM&P and UTI (of which NiSource owns 50%) provide underground facility locating to utilities throughout the United States. During 1999, SM&P and UTI performed
6.6 million line locates making NiSource one of the largest locating providers in the country.

     Miller Pipeline Corporation (Miller). Miller installs and maintains underground pipelines for natural gas and water utilities and also sells products and services related to infrastructure preservation and replacement. During 1999, Miller had sales of $72.6 million and 512 customers nationwide.

     EnergyUSA Consumer Products Group (Consumer). Consumer provides home products and propane sales, and participates in retail gas pilot programs in Indiana, Ohio, Michigan, Massachusetts, New Hampshire and Maine.

NISOURCE DEVELOPMENT COMPANY, INC. (DEVELOPMENT). Through its subsidiaries, Development makes various investments, primarily in real estate, intended to complement NiSource's energy businesses. At December 31, 1999, Development has $33.3 million of investments, at equity, relating to affordable housing projects located primarily throughout Indiana. In 1992, it began the development of a residential development located in Chesterton, Indiana which was substantially complete at December 31, 1999.

CAPITAL MARKETS. Capital Markets provides financing for NiSource's subsidiaries other than Northern Indiana and, in certain respects, IWC Resources Corporation
(IWCR) (the holding company for the Water Utilities) and BSG. As of December 31, 1999, Capital Markets had $137.0 million in commercial paper outstanding, having a weighted average interest rate of 6.28%. Capital Markets has entered into a five-year $100 million revolving credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements, which now terminate on September 23, 2003 and September 23, 2000, respectively, provide financing flexibility to Capital Markets and may be used to support the issuance of commercial paper. At December 31, 1999, there were no borrowings outstanding under either of these agreements. Capital Markets also has $163.0 million of money market lines of credit. As of December 31, 1999, $142.5 million of borrowings were outstanding under these lines of credit.

     The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital

Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana which are owned by NiSource. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of NiSource, other than the assets of Northern Indiana, as reflected in the consolidated financial statements of NiSource, was approximately $3.2 billion at December 31, 1999.

                                   REGULATION

HOLDING COMPANY ACT. NiSource is currently exempt from registration with the Securities and Exchange Commission (SEC) as a "registered holding company" under the Public Utility Holding Company Act of 1935, as amended (Holding Company
Act). However, upon consummation of the acquisition of CEG, either the proposed new holding company over NiSource or NiSource, whichever is the acquiring party, will become a "registered holding company". As the result of registration, the new combined NiSource/Columbia Energy System will be subject to regulation under the Holding Company Act by the SEC, including, in the absence of exemption, requirements for SEC approval for securities issuances and extensions of credit, acquisitions and dispositions of utility property, acquisition of non-utility business, and affiliate transactions between companies in the new system. Registered systems are limited in the scope of their gas and utility operations and in their ownership of non-utility businesses which are not functionally related to their utility operations unless otherwise exempted under the Holding Company Act. The Holding Company Act also regulates holding company system service companies and the rendering of services by holding company affiliates to other companies in their system.

STATE UTILITY REGULATORY COMMISSIONS. NiSource (the holding company) is not subject to regulation by state utility and regulatory commissions since it is not a public utility. NiSource and its non-utility subsidiaries are subject to certain reporting and information access requirements under applicable state law. Furthermore, certain contracts between NiSource or its non-utility subsidiaries and the Utilities must be filed with, and in some cases approved by, the appropriate state utility and regulatory commissions.

     The Utilities are subject to regulation by the applicable state utility regulatory commission as to rates, service, accounts, and issuance of securities and in other respects in the state where the Utilities provide service. The Utilities are also subject to limited regulation by local public authorities. The Texas Railroad Commission regulates Moss Bluff Development Corporation.

FEDERAL ENERGY REGULATORY COMMISSION. NiSource is not regulated by the FERC, but any subsidiary that engages in FERC jurisdictional sales or activities, including the Energy Utilities, is subject to such regulation.

     Northern Indiana's restructuring under NiSource was approved by a February 29, 1988 order of the FERC. The order is conditioned upon the FERC's continuing authority to examine the books and records of NiSource and its subsidiaries, upon further order of the FERC, and to make such supplemental orders, for good cause, as it may find necessary or appropriate regarding the restructuring.

     In 1999, about 7% of Northern Indiana's electric revenues were derived from electric service it furnished at wholesale in interstate commerce to other utility companies, power marketers, municipalities and WVPA (see "Item 1. Business-Electric Operations" regarding WVPA). Northern Indiana's wholesale rates and operations are subject to the jurisdiction of the FERC. FERC jurisdiction does not extend to the issuance of securities by Northern Indiana, which are regulated by the IURC. The FERC has declared Northern Indiana, BSG, Northern Utilities, Kokomo Gas and NIFL exempt from the provisions of the Natural Gas Act.

     MHP's Egan Facility is a gas storage facility subject to regulation by the FERC as to rates, service, accounts and in other respects. The FERC also certificates certain facilities of MHP.

                                  RATE MATTERS

     For a description of Northern Indiana's Alternative Regulatory Plan (ARP) See "Competition and Regulatory Changes" below.

     On January 27, 2000, the Citizens Action Coalition (CAC), a private consumer organization, filed a petition before the IURC. The petition does not seek a specified amount of rate reduction, but rather alleges that the existing Northern Indiana electric rates are "unreasonable and unsafe," and seeks to have the IURC force Northern Indiana to produce detailed financial calculations that would justify its electric rates. Northern Indiana is opposing the petition on both legal and factual grounds, and believes that its current rates are just and reasonable as required by statute.

     On November 14, 1997, IWC petitioned the IURC for approval of new water rates and charges. On March 17, 1998, IWC and the Office of Utility Consumer Counselor (OUCC), representing the ratepayers, filed a "Stipulation and Settlement Agreement" resolving the issues in the case. This agreement, approved by the IURC on April 8, 1998, provided for an increase in IWC's water rates and charges in two phases. The first phase was an immediate increase of approximately $5,253,000. The second phase approved an additional increase of approximately $4,540,000 on April 8, 1999. The agreement further provided that prior to January 1, 2002, IWC cannot request an additional change in its basic rates and charges nor seek authority to continue allowance for funds used during construction (AFUDC) or defer depreciation on its capital projects after they have been completed and are in service. Effective with the second phase of the increase, IWC will use individual depreciation rates for each plant account as approved by the IURC on January 15, 1997, to produce a composite depreciation rate of 2.21%.

                       COMPETITION AND REGULATORY CHANGES

     The regulatory frameworks applicable to the Energy Utilities, at both the state and federal levels, are undergoing fundamental changes. These changes have impacted and will continue to have an impact NiSource's operations, structure and profitability. At the same time, competition within the electric and gas industries will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including partnering on energy projects with major industrial customers, converting some of its generating units to allow use of lower cost, low sulfur coal, providing its gas customers with increased customer choice for new products and services, acquiring companies which increase our scale and establishing subsidiaries that provide gas and develop new energy-related products for residential, commercial and industrial customers.

THE ELECTRIC INDUSTRY. At the Federal level, the FERC issued Order No. 888-A in 1996 which required all public utilities owning, controlling or operating transmission lines to file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. In 1997, FERC approved Northern Indiana's open-access transmission tariff. On December 20, 1999, FERC issued a final rule addressing the formation and operation of Regional Transmission Organizations (RTOs). The rule is intended to eliminate pricing inequities in the provision of wholesale transmission service. NiSource does not believe that compliance with the new rules will be material to its future earnings. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

     At the state level, NiSource announced in 1997 and 1998 that, if consensus could be reached regarding electric utility restructuring legislation, NiSource would support a restructuring bill before the Indiana General Assembly. During 1999, discussions were held with the other investor-owned utilities in Indiana regarding the technical and economic aspects of possible legislation leading to greater customer choice. A consensus was not reached. Therefore, NiSource did not support legislation regarding electric restructuring during the 2000 session of the Indiana General Assembly. During 2000, discussions will continue with all segments of the Indiana electric industry in an attempt to reach a consensus on electric restructuring legislation for introduction during the 2001 session of the Indiana General Assembly.

THE GAS INDUSTRY. At the Federal level, gas industry deregulation began in the mid-1980's when FERC required interstate pipelines to provide nondiscriminatory transportation service pursuant to unbundled rates. This regulatory change permitted large industrial and commercial customers to purchase their gas supplies either from the Energy Utilities or directly from competing producers and marketers which would then use the Energy Utilities' facilities to transport the gas. More recently, the focus of deregulation in the gas industry has shifted to the states.

     At the state level, the IURC approved in 1997 Northern Indiana's ARP which implemented new rates and services that included, among other things, unbundling of services for additional customer classes (primarily residential and commercial users), negotiated services and prices, a gas cost incentive mechanism and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based upon a comparison of Northern Indiana's actual gas supply portfolio cost to a market-based benchmark price. Phase I of Northern Indiana's Customer Choice Pilot Program ended March 31, 1999. This pilot program offered 82,000 residential customers within St. Joseph County and 10,000 commercial customers throughout the NiSource service area the right to choose alternative gas suppliers. Phase II of Northern Indiana's Customer Choice Pilot Program commenced April 1, 1999 and will continue for a one-year period. During this phase, Northern Indiana is offering customer choice to all 660,000 residential and 50,000 commercial customers throughout its gas service territory. A limit of 150,000 residential and 20,000 commercial customers are eligible to enroll in Phase II of the program. The IURC order allows a specific NiSource natural gas marketing subsidiary to participate as a supplier of choice to Northern Indiana customers. In addition, as Northern Indiana has allowed residential and commercial customers to designate alternative gas suppliers, it has also offered new services to all classes of customers including price protection, negotiated sales and services, gas lending and parking, and new storage services.

     In Massachusetts, BSG implemented new unbundled rates and services for all commercial-industrial customers in 1993, and launched one of the nation's earliest residential and small commercial-industrial customer choice pilot programs in 1996. The BSG pilot, in which almost 28% of eligible customers participated, is scheduled to conclude on April 1, 2000 when all Massachusetts gas utilities are expected to begin making unbundled gas service available to all customer classes pursuant to new statewide model terms and conditions that are currently awaiting approval by the Massachusetts Department of Telecommunications and Energy.

     In New Hampshire, Northern Utilities introduced unbundled tariffs and services for all commercial-industrial customers in 1994. In 1998, the New Hampshire Public Utilities Commission (NHPUC) formed a collaborative group to investigate the merits of further unbundling and advise the NHPUC accordingly. The collaborative group has recommended new model tariffs and regulation designed to make unbundled services available to all commercial-industrial customers statewide on November 1, 2000, with consideration of residential unbundling at a later date. Hearings before the NHPUC regarding the recommendations are expected to be held during the first quarter of 2000.

     In Maine, Northern Utilities introduced unbundled rates and services for large commercial-industrial customers in December 1995 and expanded the availability to all daily metered commercial and industrial customers on November 1, 1999. In June 1999 the Maine Public Utilities Commission (MPUC) opened an inquiry into the potential merits of further regulatory changes related to unbundling. This inquiry is intended to investigate all the key elements of full customer choice and will include a review of customer choice programs in Massachusetts and New Hampshire.

     To date, the Energy Utilities have not been materially affected by competition and management does not foresee substantial adverse affects in the near future unless the current regulatory structure is substantially altered. NiSource believes the steps that it has taken to deal with increased competition has had and will continue to have significant positive effects in the next few years.

                                   EMPLOYEES

     NiSource had 7,399 employees at December 31, 1999. Of these employees, 3,549 are represented by various local unions. The total number of employees at Northern Indiana was 3,077; at SM&P, 1,365; at BSG, 919; at Miller, 762; at IWC, 433; and NiSource had 843 employees in remaining operations.

                             ENVIRONMENTAL MATTERS

GENERAL. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

SUPERFUND. Because several NiSource subsidiaries are "potentially responsible parties" (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at several waste disposal sites, as well as at former manufactured-gas plant sites which it, or its corporate predecessors, own or owned or operated, it may be required to share in the costs of clean up of such sites. A program was instituted to investigate former manufactured-gas plant sites where it is the current or former owner, which investigation has identified forty-six such sites. Initial sampling has been conducted at thirty sites. Investigation activities have been completed at twenty-three sites and remedial measures have been selected or implemented at sixteen sites. NiSource intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action.

     In an effort to recover a portion of the costs related to the former manufactured gas plants, various companies that provided insurance coverage which NiSource believed covered costs related to former manufactured-gas plant sites were approached. Northern Indiana filed claims in Indiana state court against various insurance companies, seeking coverage for costs associated with several manufactured-gas plant sites and damages for alleged misconduct by some of the insurance companies. Settlements have been reached with all insurance companies. Additionally, agreements have been reached with other Indiana utilities relating to cost sharing and management of the investigation and remediation of several former manufactured-gas plant sites at which Northern Indiana and such utilities or their predecessors were operators or owners.

     BSG and Northern Utilities have rate recovery for environmental response costs in Maine, Massachusetts and New Hampshire. The rate treatment allows for the recovery of 100% of prudently incurred costs for investigation and remediation over a 5-7 year period from date of payment. Recoveries from third parties or insurance companies in Maine and Massachusetts are allocated 50% to rate payers and 50% to shareholders. In New Hampshire 100% of any recoveries from third parties or insurance companies are returned to rate payers.

     As of December 31, 1999, a reserve of approximately $23.8 million has been recorded to cover probable corrective actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other PRPs and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any corrective actions required, after consideration of insurance coverages, contributions from other PRPs and rate recovery, will not have a material effect on its financial position or results of operations.

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

NITROGEN OXIDES. During 1998, the Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana must issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups, including utilities. On May 25, 1999, the United States Court of Appeals for the D.C. Circuit issued an order staying the NOx SIP call rule's September 30, 1999, deadline for the state submittals until further order of the court. In a March 3, 2000 decision, the United States Court of Appeals for the D.C. Circuit ruled largely in favor of EPA's regional NOx plan. An appeal of this decision is expected. The State of Indiana in February 2000 proposed a moderate NOx control plan designed to address Indiana's ozone nonattainment areas and regional ozone transport. Any NOx emission limitations resulting from these actions could be more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. NiSource is evaluating the court decision and any potential requirements that could result from the rules as implemented by the State of Indiana. NiSource believes that the costs relating to compliance with the new standards may be substantial, but such costs are dependent upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana is continuing its programs to reduce NOx emissions and NiSource will continue to closely monitor developments in this area.

     In a related matter to EPA's NOx SIP call, several Northeastern states have filed petitions with the EPA under Section 126 of the Clean Air Act. The petitions allege harm and request relief from sources of emissions in the Midwest that allegedly cause or contribute to ozone nonattainment in their states. NiSource is monitoring EPA's decisions on these petitions and existing litigation to determine the impact of these developments on Northern Indiana's programs to reduce NOx emissions.

     The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C. Circuit remanded the new rules for both ozone and particulate matters to the EPA. Once rectified, the revised standards could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond measures discussed above. Final implementation methods will be set by the EPA as well as state regulatory authorities. NiSource believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA. NiSource will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new standards on its operations will not be known for some time.

     In a letter dated September 15, 1999, the Attorney General of the State of New York alleged that Northern Indiana violated the Clean Air Act by constructing a major modification of one of its electric generating stations without obtaining pre-construction permits required by the Prevention of Significant Deterioration (PSD) program. The major modification allegedly took place at the R. M. Schahfer Station when, "in approximately 1995-1997, Northern Indiana upgraded the coal handling system at Unit 14 at the plant." While Northern Indiana is investigating these allegations, Northern Indiana does not believe that the modifications required pre-construction review under the PSD program and believes that all appropriate permits were acquired.

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

     Under the Federal Clean Water Act and state regulations, NiSource must obtain National Pollutant Discharge Elimination System permits for water discharges from various facilities, including electric generating and water treatment stations and a propane plant. These facilities either have permits for their water discharge or they have applied for a permit renewal of any expiring permits. These permits continue in effect pending review of the current applications.

     Under the Federal Safe Drinking Water Act (SDWA), the Water Utilities are subject to regulation by the EPA for the quality of water sold and treatment techniques used to make the water potable. The EPA promulgates nationally-applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes the Water Utilities are currently in compliance with all MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA. In August 1996, Congress amended the SDWA to allow the EPA more authority to weigh the costs and benefits of regulations being considered in some, but not all, cases. In December 1998, EPA promulgated two National Primary Drinking Water rules, the Interim Enhanced Surface Water Treatment Rule and the Disinfectants and Disinfection Byproducts Rule. The Water Utilities must comply with these rules by December 2001. Management does not believe that significant changes will be required to the Water Utilities' operations to comply with these rules; however, some cost expenditures for equipment modifications or enhancements may be necessary to comply with the Interim Enhanced Surface Water Treatment Rule. Additional rules are anticipated to be promulgated under the 1996 amendments. Compliance with such standards could be costly and require substantial changes in the Water Utilities' operations.

     Under a 1991 law enacted by the Indiana legislature, a water utility may petition the IURC for prior approval of its plans and estimated expenditures required to comply with the provisions of, and regulations under, the Federal Clean Water Act and SDWA. Upon obtaining such approval, a water utility may include such costs in its rate base for rate-making purposes, to the extent of its estimated costs as approved by the IURC, and recover its costs of developing and implementing the approved plans if statutory standards are met. The capital costs for such new systems, equipment or facilities or modifications of existing facilities may be included in a water utility's rate base upon completion of construction of the project or any part thereof. Such an addition to rate base, however, would effect a change in water rates. NiSource's principal water utility, IWC, has agreed to a moratorium on water rate increases until 2002. Therefore, recovery of any increased costs discussed above may not be timely.

                                YEAR 2000 COSTS

RISKS. "Year 2000 issues" were concerned with the ability of electronic processing equipment to process date sensitive information and recognize the last two digits of a date as occurring in or after the year 2000. Any failure in any system could have resulted in material operational and financial risks. Possible scenarios included a system failure in a generating plant, an operating disruption of gas, electricity or water, or an inability to interconnect with the systems of other utilities. Failure to achieve year 2000 readiness could have had a material adverse effect on results of operations, financial position and cash flows.

     The program to address risks associated with the year 2000 on both information technology (IT) and non-IT systems was completed in a timely manner.

STATE OF READINESS. The NiSource year 2000 program consisted of four phases: inventory (identifying systems potentially affected by the year 2000), assessment (testing identified systems), remediation (correcting or replacing non-compliant systems) and validation (evaluating and testing remediated systems to confirm compliance). All phases in all subsidiaries were completed in a timely manner.

     Because NiSource depends on outside suppliers and vendors with similar year 2000 issues, the ability of those suppliers and vendors to provide an uninterrupted supply of goods and services was assessed. Critical vendors and suppliers were contacted in order to investigate their year 2000 efforts. In addition, electricity and gas industry groups such as North American Electric Reliability Council, Electric Power Research Institute, and the American Gas Association were helpful in evaluating the potential impact of year 2000 problems upon the electric grid systems and pipeline networks.

COSTS. The total cost of the NiSource year 2000 program was approximately $25.0 million. These costs were funded from operations. Costs related to the maintenance or modification of existing systems are expensed as incurred. Costs related to the acquisition of replacement systems are capitalized. These costs did not have a material impact on results of operations.

CONTINGENCY PLANS. NiSource developed its contingency plans to address the possibility that any mission-critical system would be non-compliant. This included identifying alternate suppliers and vendors, conducting staff training and developing communication plans. In addition, NiSource evaluated its ability to maintain or restore service in the event of a power failure or operating disruption or delay, along with the limited ability to mitigate the effects of a network failure by isolating its own network from the non-compliant segments of the greater network. These contingency plans were completed during the second quarter of 1999 and reviewed during the fourth quarter of 1999. They were not needed for the century rollover.

RESULTS. NiSource did not experience any system failures as a result of the year 2000 issue.

                           FORWARD LOOKING STATEMENTS

     This report contains forward looking statements within the meaning of the securities laws. Forward looking statements include terms such as "may", "will", "expect", "believe", "plan" and other similar terms. NiSource cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, you can not be assured that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized. You should be aware of important factors that could have a material impact on future results. These factors include weather, the federal and state regulatory environment, the economic climate, regional, commercial, industrial and residential growth in the service territories served by NiSource's Utility subsidiaries, customers' usage patterns and preferences, the speed and degree to which competition enters the utility industry, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond NiSource's control.

ITEM 2. PROPERTIES.

ELECTRIC. Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kw, two hydroelectric generating plants with net capabilities of 10,000 kw and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. It has 291 substations with an aggregate transformer capacity of 23,036,200 kilovolts (kva). Its transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,068 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,800 circuit miles of overhead and 1,571 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 11,367,093 kva and 445,377 electric watt-hour meters.

GAS UTILITIES. See "Item 1. Business-Gas Operations". At December 31, 1999, Northern Indiana's system consisted of approximately 13,924 miles of gas mains. At December 31, 1999, BSG's system consisted of approximately 5,450 miles of distribution mains; 116 vaporization and storage facilities; propane storage tanks; 268,022 services; and 305,182 meters installed on customers' premises. The physical properties of the NiSource gas utilities are located throughout Northern Indiana and New England.

     The transmission and distribution system of the gas utilities are for the most part located on or under public streets, and other public places or on private property not owned by the Company, with easements from or consent of the respective owners.

PIPELINES. Crossroads and Granite combined have approximately 300 miles of interstate gas pipelines located in Indiana, Ohio, Maine, New Hampshire and Massachusetts.

GAS MARKETING. MHP owns salt caverns used for natural gas storage which are located in Texas and Louisiana and are described under "Item 1.
Business-Products and Services and Other Subsidiaries".

WATER. The Water Utilities' properties consist of land, easements, rights (including water rights), buildings, reservoirs, canals, wells, supply lines, purification plants, pumping stations, transmission and distribution pipes, mains and conduits, meters and other facilities used for the collection, purification and storage of water and the distribution of water to its customers. The water system extend from well fields and raw water reservoirs on Cicero Creek and Fall Creek, north and northeast of Indianapolis, and from the intake structure in Indianapolis' Eagle Creek Reservoir, northwest of Indianapolis, to the service connections of the ultimate consumer. The Water Utilities have 30,018 fire hydrants and 3,528 miles of water mains.

PRODUCTS AND SERVICES. Through its subsidiaries, Development owns Southlake Complex, a 325,000 square foot office building located in Merrillville, Indiana and a golf course, surrounding residential development and land held for resale in Chesterton, Indiana. Waterway Holding, Inc. owns parcels of land held for development.

CHARACTER OF OWNERSHIP. Substantially all of the properties of Northern Indiana and IWC are subject to the lien of their respective First Mortgage Indentures. The principal offices and properties of NiSource and its subsidiaries are held in fee and are free from other encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. Many of the offices in various communities served are occupied by subsidiaries of NiSource under leases. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction. It is NiSource's practice regularly to pay such amounts, as and when due, unless contested in good faith. In general, the electric, gas and water lines and mains are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. NiSource does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon or under which its electric, gas and water lines and mains are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric, gas and water lines and mains was made, other than examination, in certain cases, to verify the grantors' ownership and the lien status thereof.

ITEM 3. LEGAL PROCEEDINGS.

     NiSource and its subsidiaries are parties to various pending proceedings, including suits and claims against them for personal injury, death and property damage. The nature of such proceedings and suits and the amounts involved are routine for the kinds of businesses conducted by NiSource and its subsidiaries, except as described under the captions "NESI Energy Marketing Canada Ltd. Litigation" and "Environmental Matters" in the Notes to Consolidated Financial Statements in the 1999 Annual Report to Shareholders (see Exhibit 13). No other material legal proceedings against NiSource or its subsidiaries are pending or, to the knowledge of NiSource, contemplated by governmental authorities or other parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     NiSource's common shares are listed and traded on the New York, Chicago and Pacific stock exchanges. The table below indicates the high and low sales price of NiSource's common shares, on the composite tape, during the periods indicated. On December 16, 1997, the Board authorized a two-for-one split of NiSource's common stock. The stock split was paid on February 20, 1998, to shareholders of record at the close of business on January 30, 1998. The sales prices and common dividends reported have been restated to reflect the two-for-one stock split.

                                                                        1999                                1998
                                                            -----------------------------       -----------------------------
                                                               HIGH              LOW               HIGH              LOW
                                                               ----              ---               ----              ---
First Quarter.............................................  30 1/2           25 7/8             28 1/2           24 21/32
Second Quarter............................................  28 1/8           25 13/16           28 3/8           25 11/16
Third Quarter.............................................  26 7/8           21 3/4             32 7/8           26 5/8
Fourth Quarter............................................  23               16 9/16            33 3/4           28

     As of February 29, 2000, NiSource had 40,463 common shareholders of record.

     The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends of $0.24 per share during 1998 and quarterly common dividends of $0.255 per share during 1999. At its December 1999 meeting, the Board increased the quarterly common dividend to $0.27 per share, payable on February 18, 2000.

     Holders of NiSource's common shares are entitled to receive dividends when, as and if declared by the Board out of funds legally available therefor. Although the Board currently intends to consider the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of Northern Indiana and other subsidiaries, their financial condition, cash requirements, any restrictions in financing agreements and other factors deemed relevant by the Board. During the next few years, it is expected that the great majority of earnings available for distribution of dividends will depend upon dividends paid to NiSource by Northern Indiana.

     The following limitations on payment of dividends and issuance of preferred stock apply to Northern Indiana:

     When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 1999, Northern Indiana had approximately $136.1 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

     So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available therefor for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 1999 , the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 43% of the total capitalization including surplus.

     In connection with the foregoing discussion, see "Common Share Dividend" in the Notes to Consolidated Financial Statements in the 1999 Annual Report to Shareholders (see Exhibit 13).

ITEM 6. SELECTED FINANCIAL DATA.

                                                        YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        1999         1998         1997         1996         1995
                                        ----         ----         ----         ----         ----
Operating revenues (000's).........  $3,144,576   $2,932,778   $2,586,541   $1,987,948   $1,769,308
Net income (000's).................  $  160,414   $  193,886   $  190,849   $  176,734   $  175,465
Earnings per average common
  share -- basic...................  $     1.29   $     1.60   $     1.54   $     1.44   $     1.36
Earnings per average common
  share -- diluted.................  $     1.27   $     1.59   $     1.53   $     1.43   $     1.35
     Total assets (000's)..........  $6,835,229   $4,986,503   $4,937,033   $4,288,883   $3,999,520
Long-term obligations and
  redeemable preferred stock
  (000's)..........................  $2,374,214   $1,724,400   $1,726,766   $1,188,352   $1,274,379
Cash dividends declared per common
  share............................  $    1.035   $    0.975   $    0.915   $    0.855   $    0.795

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information regarding results of operations, liquidity and capital resources, environmental matters, Year 2000 costs, competition and regulatory changes and impact of accounting standards is reported in the 1999 Annual Report to Shareholders under "Management's Discussion and Analysis of Financial Condition and Results of Operations" (see Exhibit 13).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information regarding market risk is reported in the 1999 Annual Report to Shareholders under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Sensitive Instruments and Positions" (see Exhibit 13).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following Consolidated Financial Statements and Supplementary Data are included in the 1999 Annual Report to Shareholders and are hereby incorporated by reference and made a part of this report (see Exhibit 13).

     (1) Consolidated Financial Statements--
         Consolidated Statement of Income for the years ended December 31, 1999, 1998 and 1997
         Consolidated Balance Sheet at December 31, 1999 and 1998
         Consolidated Statement of Capitalization at December 31, 1999 and 1998 Consolidated Statement of Long-term Debt at December 31, 1999 and 1998 Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997
         Consolidated Statement of Common Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements
         Report of Independent Public Accountants

     (2) Supplementary Data --
         Selected Supplemental Information

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following is a list of the executive officers of NiSource, including their names, ages and offices held, as of March 25, 2000.

                                                YEARS
                                                 WITH
                 NAME                    AGE   NISOURCE       OFFICE(S) HELD IN PAST 5 YEARS
                 ----                    ---   --------       ------------------------------
Gary L. Neale**........................  60       10      Chairman, President and Chief Executive
                                                            Officer since March 1993.
Stephen P. Adik........................  56       13      Senior Executive Vice President, Chief
                                                            Financial Officer and Treasurer since
                                                            February 1999.
                                                          Executive Vice President, Chief
                                                            Financial Officer and Treasurer from
                                                            January 1994 to January 1999.
Patrick J. Mulchay.....................  58       37      Executive Vice President of NiSource
                                                          and President and Chief Operating
                                                            Officer at Northern Indiana* since
                                                            February 1999.
                                                          Executive Vice President and Chief
                                                            Operating Officer at Northern
                                                            Indiana* from July 1996 to January
                                                            1999.
                                                          Executive Vice President and Chief
                                                            Operating Officer of Electric
                                                            Operations at Northern Indiana* from
                                                            January 1994 to July 1996.
Jeffrey W. Yundt.......................  54       20      Executive Vice President of NiSource
                                                          and President and Chief Executive
                                                            Officer at BSG*(a) since February
                                                            1999.
                                                          Executive Vice President and Chief
                                                            Operating Officer of EUSA*, and
                                                            President of NI Energy Services,
                                                            Inc.(NESI)* from July 1996 to January
                                                            1999.
                                                          Executive Vice President and Chief
                                                            Operating Officer of Gas Services at
                                                            Northern Indiana* from January 1994
                                                            to June 1996.
Joseph L. Turner, Jr...................  63       14      Senior Vice President of Major Accounts
                                                            since July 1996. President of
                                                            Primary* since January 1996. Prior
                                                            thereto, Group Vice President of
                                                            Northern Indiana*.

                                                YEARS
                                                 WITH
                 NAME                    AGE   NISOURCE       OFFICE(S) HELD IN PAST 5 YEARS
                 ----                    ---   --------       ------------------------------
James K. Abcouwer......................  46        5      Senior Vice President of NiSource and
                                                            Executive Vice President at NESI*
                                                            since July 1998.
                                                          Senior Vice President, Commercial
                                                            Operations of Northern Indiana* from
                                                            February 1998 to June 1998.
                                                          Vice President and General Manager of
                                                            Customer Services and Distribution of
                                                            Northern Indiana* from July 1996 to
                                                            January 1998.
                                                          Vice President of Gas Supply at
                                                            Northern Indiana* from July 1994 to
                                                            June 1996.
David A. Kelly.........................  61        8      Vice President, Taxes at NiSource and
                                                            Executive Vice President and Chief
                                                            Financial Officer at IWCR* (b) since
                                                            April 1997.
                                                          Vice President of Administrative
                                                            Services at NiSource Corporate
                                                            Services Company (NCSC)* from January
                                                            1997 to April 1997. Prior thereto,
                                                            Vice President of Real Estate and
                                                            Taxes at NCSC*.
Thomas J. Aruffo.......................  41        2      Vice President and Chief Information
                                                            Officer since February 1999.
                                                          Vice President Information Service at
                                                            BSG* (a) from October 1997 to
                                                            February 1999.
                                                          Vice President at Fidelity Investments
                                                            from February 1996 to October 1997;
                                                            Director Information Systems at
                                                            Prudential Insurance Company of
                                                            America from March 1993 to February
                                                            1997.
Mark T. Maassel........................  45       22      Vice President, Regulatory and
                                                            Governmental Policy since June 1998.
                                                          Vice President of Marketing and Sales
                                                            at NCSC* from July 1996 to June 1998.
James T. Morris**......................  56        3      Chairman of the Board, President and
                                                          Chief Executive Officer of IWCR* (b)
                                                            since May 1991.
Mark D. Wyckoff........................  37        8      Vice President of Human Resources since
                                                            June 1998. Assistant Treasurer since
                                                            September 1997. Prior thereto
                                                            NiSource Development Principal since
                                                            January 1994.

                                                YEARS
                                                 WITH
                 NAME                    AGE   NISOURCE       OFFICE(S) HELD IN PAST 5 YEARS
                 ----                    ---   --------       ------------------------------
Arthur A. Paquin.......................  52       29      Controller of NCSC* since July 1996.
                                                          Prior thereto, Controller of Northern
                                                            Indiana*.
Francis P. Girot, Jr...................  55       19      Treasurer of Northern Indiana* and
                                                          NCSC* since July 1996. Prior thereto,
                                                            Treasurer of Northern Indiana*.

---------------
 * Subsidiary of NiSource.

** Also a Director.

(a) NiSource acquired Bay State in February 1999.

(b) NiSource acquired IWCR in March 1997.

     The terms of office of the executive officers of NiSource are established by NiSource's Board of Directors (Board) each year, and each officer serves until the next annual meeting of the Board and/or until his/her successor is duly elected. Throughout the past five years, each of the executive officers of NiSource has been continuously in the business of NiSource or its subsidiaries, except for Messrs. Aruffo and Morris.

     The following chart gives information about the directors. The dates shown for service as a director include service as a director of Northern Indiana prior to the March 3, 1988 share exchange with NiSource.

                                                                      HAS
                                                                     BEEN A
                  NAME, AGE AND PRINCIPAL OCCUPATIONS               DIRECTOR
           FOR PAST FIVE YEARS AND PRESENT DIRECTORSHIPS HELD        SINCE
           --------------------------------------------------       --------
Directors Whose Terms Expire in 2002
Ian M. Rolland, 66
      Director of Wells Fargo & Co., Tokheim Corporation and        1978
      Bright Horizons Family Solutions. Prior to his 1998
      retirement as an executive officer of Lincoln National
      Corporation, Mr. Rolland served as Chairman and Chief
      Executive Officer.
John W. Thompson, 50
      Chairman, President and Chief Executive Officer of Symantec   1993
      Corp. Symantec produces software and provides Internet
      security technology. Prior to joining Symantec in 1999, Mr.
      Thompson was General Manager of IBM Americas. Mr. Thompson
      is also a director of Fortune Brands Inc.
Roger A. Young, 54
      Chairman, Bay State Gas Company, Westborough, Massachusetts   1999
      since 1996. Bay State Gas Company is an energy services
      company serving customers in Massachusetts, New Hampshire
      and Maine. Mr. Young also served as Chief Executive Officer of Bay State Gas Company from 1990 to 1999. Mr. Young also serves as a regional director of BankBoston Corporation, and as a director of Watts Industries, Inc.

                                                                      HAS
                                                                     BEEN A
                  NAME, AGE AND PRINCIPAL OCCUPATIONS               DIRECTOR
           FOR PAST FIVE YEARS AND PRESENT DIRECTORSHIPS HELD        SINCE
           --------------------------------------------------       --------
Directors Whose Terms Expire in 2001
Steven C. Beering, 67
      President of Purdue University, West Lafayette, Indiana. Dr.  1986
      Beering is also a director of Arvin Industries, Inc.,
      American United Life Insurance Company and Eli Lilly and
      Company.
Dennis E. Foster, 59
      Vice Chairman of ALLTEL Corporation, Little Rock, Arkansas,   1999
      a full service telecommunications and information service
      provider. Mr. Foster is a director of ALLTEL Corporation,
      Cellular Telecommunications Industry Association and Salient
      3 Communications.
James T. Morris, 56
      Chairman and Chief Executive Officer, IWC Resources           1997
      Corporation, Indianapolis, Indiana. Mr. Morris is also a
      director of Paul Harris Stores, Inc. and National City Bank
      (Indianapolis)
Carolyn Y. Woo, 45
      Gillen Dean and Siegfried Professor, College of Business      1997
      Administration, University of Notre Dame, South Bend,
      Indiana. Dr. Woo is also a director of Bindley Western
      Industries, Inc. and AON Corporation.
Directors Whose Terms Expire in 2000
Arthur J. Decio, 69
      Chairman of the Board and Director of Skyline Corporation,    1991
      Elkhart, Indiana, a manufacturer of manufactured housing and recreational vehicles.
Gary L. Neale, 60
      Chairman, President and Chief Executive Officer of NiSource   1991
      since March 1, 1993; prior thereto, Executive Vice President of NiSource, and President and Chief Operating Officer of
      Northern Indiana. Mr. Neale is also a director of Modine
      Manufacturing Company, Chicago Bridge and Iron Company and
      Mercantile National Bank of Indiana
Robert J. Welsh, 64
      Chairman and Chief Executive Officer of Welsh, Inc.,
      Merrillville, Indiana, a marketer of petroleum products
      through convenience stores and travel centers. Mr. Welsh is also the Chairman of the Board of Aspen, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                            ANNUAL COMPENSATION (1)              COMPENSATION
                                       ----------------------------------   ----------------------
                                                                              AWARDS      PAYOUTS
                                                                              ------      -------
                                                                            SECURITIES
                                                                   OTHER      UNDER-     LONG-TERM
                                                                  ANNUAL      LYING      INCENTIVE
                                                                  COMPEN-    OPTIONS/      PLAN       ALL OTHER
                                              SALARY     BONUS    SATION       SARS       PAYOUTS    COMPENSATION
     NAME AND PRINCIPAL POSITION       YEAR     ($)     ($)(2)    ($)(3)       (#)        ($)(4)        ($)(5)
     ---------------------------       ----   ------    ------    -------   ----------   ---------   ------------
Gary L. Neale,.......................  1999   689,583         0     6,436     50,000      484,313       33,465
  Chairman, President and Chief        1998   561,250   345,000     7,073     50,000      415,251       31,704
    Executive Officer                  1997   520,000   390,000     6,711     50,000           --       42,993

Stephen P. Adik,.....................  1999   343,749         0     2,980     30,000           --        5,645
  Senior Executive Vice President,
    Chief                              1998   268,750   148,500     2,202     20,000      207,626        5,324
    Financial Officer and Treasurer    1997   250,000   171,250     2,575     20,000           --        5,673

Patrick J. Mulchay, (6)..............  1999   294,166   104,670     2,800     25,000           --        7,163
  Executive Vice President and
    President,                         1998   225,000   148,350     1,412     20,000           --        6,666
    Chief Operating Officer --
      Northern                         1997   210,000   150,675       851     20,000           --        7,506
    Indiana Public Service Company

Jeffrey W. Yundt, (6)................  1999   294,166    62,130   149,415     25,000           --        3,776
  Executive Vice President and
    President                          1998   225,000   124,200     6,348     20,000           --        3,485
    and Chief Executive Officer --Bay  1997   210,000   143,850     8,905     20,000           --        3,693
    State Gas Company

Joseph L. Turner, (7)................  1999   208,750    69,968     3,791     10,000           --        7,396
  Senior Vice President, Primary
    Energy,                            1998   195,000   205,838     2,203     10,000           --        6,948
    Inc.                               1997   180,000   113,675     1,175      8,000           --        7,599

---------------
(1) Compensation deferred at the election of the Named Officer is reported in the category and year in which such compensation was earned.

(2) All bonuses are paid pursuant to the Bonuses Plan, except for portions of the bonuses paid to Messrs. Mulchay, Yundt and Turner, which are described in Notes 6 and 7. The Bonus Plan is designed to supplement a conservative base salary with incentive bonus payments if targeted financial performance is attained. The 1999 target aggregate payout for the Bonus Plan for the Named Officers was $1,212,500, which was more than the actual aggregate payout for the Named Officers. See "Nominating and Compensation Committee Report on Executive Compensation."

(3) In accordance with applicable Securities and Exchange Commission rules, the amounts shown for each of the Named Officers do not include perquisites and other personal benefits, as the aggregate amount of such benefits is less than the lesser of $50,000 and 10% of the total salary and bonus of such Named Officer. In 1999, this amount includes a one-time relocation allowance of $85,305 and a related tax allowance of $60,412 for Mr. Yundt.

(4) The payouts shown are based on the value, at date of vesting, of restricted shares awarded under the Long-Term Incentive Plan which vested during the years shown. Vesting was based on meeting certain performance requirements. Total restricted shares held (assuming 100% vesting) and aggregate market value at December 31, 1999 (based on the average of the high and low sale prices of the Common Shares on that date as reported in The Wall Street Journal) for the Named Officers were as follows: Mr. Neale, 120,000 shares valued at $2,148,744; Messrs. Adik, Mulchay and Yundt, 50,000 shares, for each individual valued at $895,310; and Mr. Turner, 33,200 shares (includes 9,201 shares purchased pursuant to the PE Plan described in footnote 6) valued at $594,504. Dividends on the restricted shares are paid to the Named Officers.

(5) The Chairman, President and Chief Executive Officer, the Senior Executive Vice President, the Executive Vice President, the Senior Vice Presidents, and certain Vice Presidents of NiSource and Northern Indiana have available to them a supplemental life insurance plan which provides split-dollar coverage of up to 3.5 times base compensation as of commencement of the plan in 1991 and could provide life insurance coverage after retirement if there is adequate cash value in the respective policy. "All other Compensation" represents Company contributions to the 401(k) Plan and the dollar value of the benefit to the Named Officers under the supplemental life insurance plan, as follows: Mr. Neale -- $1,066 401(k) Plan, $28,856 premium value and $3,543 term insurance cost; Mr. Adik1 -- $1,110 401(k) Plan, $3,474 premium value and $1,061 term insurance cost; Mr. Mulchay -- $362 401(k) Plan, $5,671 premium value and $1,130 term insurance cost; Mr. Yundt -- $2,976 premium value and $800 term insurance cost and Mr. Turner -- $5,512 premium value and $1,884 term insurance cost. The value of the life insurance premiums paid by NiSource in excess of term insurance cost on behalf of the Named Officers under the supplemental life insurance plan has been restated for all periods in accordance with the present value interest-free loan method.

(6) Messrs. Mulchay and Yundt are also Presidents of Northern Indiana and BSG, respectively, and 50% of their annual incentive compensation is determined based on the financial performance of the business unit for which they are responsible.

(7) Mr. Turner is also President of Primary and participates in the Primary Energy Incentive Plan ("PE Plan"). The PE Plan provides for a bonus based on meeting certain financial performance criteria of Primary Energy. Under the PE Plan, $39,982 of Mr. Turner's bonus for 1999 was used to purchase Common Shares of NiSource on or about February 29, 2000, the date of payment of the bonus. The PE Plan provides that the Common Shares are restricted for a period of five years, and are subject to continued employment, except that they vest earlier in the event of the employee's retirement, death or disability.

     Option Grants in 1999. The following table sets forth grants of options to purchase Common Shares made during 1999 to the Named Officers. No stock appreciation rights were awarded during 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS
                                  ---------------------------------------------
                                                     PERCENT OF
                                    NUMBER OF          TOTAL
                                    SECURITIES      OPTIONS/SARS    EXERCISE OR
                                    UNDERLYING       GRANTED TO        BASE                        GRANT DATE
                                   OPTIONS/SARS     EMPLOYEES IN       PRICE       EXPIRATION       PRESENT
              NAME                GRANTED (#)(1)   FISCAL YEAR(2)    ($/SH)(3)        DATE        VALUE ($)(4)
              ----                --------------   --------------   -----------    ----------     ------------
Gary L. Neale...................      50,000            6.71           24.59         8/24/09        183,000
Stephen P. Adik.................      30,000            4.03           24.59         8/24/09        109,800
Patrick J. Mulchay..............      25,000            3.36           24.59         8/24/09         91,500
Jeffrey W. Yundt................      25,000            3.36           24.59         8/24/09         91,500
Joseph L. Turner................      10,000            1.34           24.59         8/24/09         36,000

---------------
(1) All options granted in 1999 are fully exercisable commencing one year from the date of grant. Vesting may be accelerated as a result of certain events relating to a change in control of NiSource. The exercise price and tax withholding obligation related to exercise may be paid by delivery of already owned Common Shares or by reducing the number of Common Shares received on exercise, subject to certain conditions.

(2) Based on an aggregate of 744,750 options granted to all employees in 1999.

(3) All options were granted at the average of high and low sale prices of the Common Shares as reported in The Wall Street Journal on the date of grant.

(4) Grant date present value is determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model were as follows: volatility -- 15.72% (calculated using daily Common Share prices for the twelve-month period preceding the date of grant); risk-free rate of return -- 5.87% (the rate for a ten-year U.S. treasury); dividend yield--$1.02; option term -- ten years; vesting -- 100% one year after date of grant; and an expected option term of 5.4 years. No assumptions relating to non-transferability or risk of forfeiture were made. Actual gains, if any, on option exercises and Common Shares are dependent on the future performance of the Common Shares and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

     Option Exercises in 1999. The following table sets forth certain information concerning the exercise of options or stock appreciation rights ("SARs") during 1999 by each of the Named Officers and the number and value of unexercised options and SARs at December 31, 1999.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED               IN-THE-MONEY
                               SHARES                             OPTIONS/SARS AT                 OPTIONS/SARS AT
                             ACQUIRED ON                        FISCAL YEAR-END (#)            FISCAL YEAR-END ($)(1)
                              EXERCISE         VALUE        ----------------------------    ----------------------------
          NAME                   (#)        REALIZED ($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
          ----               -----------    ------------    -----------    -------------    -----------    -------------
Gary L. Neale............          --              --         310,000         50,000          407,190            0
Stephen P. Adik..........      12,000         220,499         160,000         30,000          454,376            0
Patrick J. Mulchay.......       4,400          76,862         150,000         25,000          360,626            0
Jeffrey W. Yundt.........      12,000         220,499         160,000         25,000          454,376            0
Joseph L. Turner.........          --                          75,000         10,000          122,782            0

---------------
(1) Represents the difference between the option exercise price and $17.9063, the average of high and low sale prices of the Common Shares on December 31, 1999, as reported in The Wall Street Journal.

     Long-Term Incentive Plan Awards in 1999. The following table sets forth restricted shares awarded pursuant to the Long-Term Incentive Plan during 1999 to each of the Named Officers.

          LONG-TERM STOCK INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR

                                                                            ESTIMATED FUTURE PAYOUTS UNDER
                                                                             NON-STOCK PRICE-BASED PLANS
                                                      PERFORMANCE     ------------------------------------------
                                       NUMBER OF        OR OTHER
                                     SHARES, UNITS    PERIOD UNTIL
                                       OR OTHER        MATURATION
              NAME                    RIGHTS (#)       OR PAYOUT*     THRESHOLD (#)    TARGET (#)    MAXIMUM (#)
              ----                   -------------    ------------    -------------    ----------    -----------
Gary L. Neale....................       10,000                2               0          10,000        10,000
Stephen P. Adik..................            -                -               -               -             -
Patrick J. Mulchay...............            -                -               -               -             -
Jeffrey W. Yundt.................            -                -               -               -             -
Joseph L. Turner.................            -                -               -               -             -

---------------
* Amounts stated in years.

     The restrictions on shares awarded during 1999 lapse two years from the date of grant. The vesting of the restricted shares is variable from 0% to 100% of the number awarded, based upon meeting certain specific financial performance objectives. There is a two-year holding period for the shares after the restrictions lapse.

     Pension Plan and Supplemental Executive Retirement Plan. The following table shows estimated annual benefits, giving effect to NiSource's Pension Plan and Supplemental Executive Retirement Plan (the "Supplemental Plan," as described below), payable upon retirement to persons in the specified remuneration and years-of-service classifications.

                               PENSION PLAN TABLE

                                                                  YEARS OF SERVICE
                                           ---------------------------------------------------------------
REMUNERATION                                 15            20            25            30            35
------------                               -------       -------       -------       -------       -------
 $ 350,000..                               144,750       193,000       201,750       210,500       210,500
   400,000..                               167,250       223,000       233,000       243,000       243,000
   450,000..                               189,750       253,000       264,250       275,500       275,500
   500,000..                               212,250       283,000       295,500       308,000       308,000
   550,000..                               234,750       313,000       326,750       340,500       340,500
   600,000..                               257,250       343,000       358,000       373,000       373,000
   650,000..                               279,750       373,000       389,250       405,500       405,500
   700,000..                               302,250       403,000       420,500       438,000       438,000
   750,000..                               324,750       433,000       451,750       470,500       470,500
   800,000..                               347,250       463,000       483,000       503,000       503,000
   850,000..                               369,750       493,000       514,250       535,500       535,500
   900,000..                               392,250       523,000       545,500       568,000       568,000
   950,000..                               414,750       553,000       576,750       600,500       600,500
 1,000,000..                               437,250       583,000       608,000       633,000       633,000
 1,050,000..                               459,750       613,000       639,250       665,500       665,500
 1,100,000..                               482,250       643,000       670,500       698,000       698,000

     The credited years of service for each of the Named Officers, pursuant to the Supplemental Plan, are as follows: Gary L. Neale -- 25 years; Stephen P. Adik -- 21 years; Patrick J. Mulchay -- 37 years; Jeffrey W. Yundt -- 20 years; and Joseph L. Turner -- 28 years.

     Upon their retirement, regular employees and officers of NiSource and its subsidiaries which adopt the plan (including directors who are also full-time officers) will be entitled to a monthly pension in accordance with the provisions of NiSource's pension plan, originally effective as of January 1, 1945. The directors who are not and have not been officers of NiSource are not included in the pension plan. The pensions are payable out of a trust fund established under the pension plan with The Northern Trust Company, trustee. The trust fund consists of contributions made by NiSource and the earnings of the fund. Over a period of years the contributions are intended to result in over-all actuarial solvency of the trust fund. The pension plan of NiSource has been determined by the Internal Revenue Service to be qualified under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code").

     Pension benefits are determined separately for each participant. The formula for a monthly payment for retirement at age 65 is 1.7% of average monthly compensation multiplied by years of service (to a maximum of 30 years) plus 0.6% of average monthly compensation multiplied by years of service over
30. Average monthly compensation is the average for the 60 consecutive highest-paid months in the employee's last 120 months of service. Covered compensation is defined as wages reported as W-2 earnings (up to a limit set forth in the Code and adjusted periodically) plus any salary reduction contributions made under the 401(k) Plan, minus any portion of a bonus in excess of 50% of base pay and any amounts paid for unused vacation time and vacation days carried forward from prior years. The benefits listed in the Pension Plan table are not subject to any deduction for Social Security or other offset amounts.

     NiSource also has a Supplemental Plan for officers. Participants in the Plan are selected by the Board. Benefits from the Plan are to be paid from the general assets of NiSource. The Supplemental Plan provides the larger of (i) 60% of five-year average pay less Primary Social Security Benefits (prorated for less than 20 years of service) and an additional 0.5% of 5-year average pay less Primary Social Security Benefits per year for participants with between 20 and 30 years of service, or (ii) the benefit formula under NiSource's

Pension Plan. In either case, the benefit is reduced by the actual pension payable from NiSource's Pension Plan. In addition, the Supplemental Plan provides certain disability and pre-retirement death benefits for the spouse of a participant.

     Change in Control and Termination Agreements. The Board of NiSource has authorized Change in Control and Termination Agreements ("the Agreements") with Mr. Neale and the Vice Presidents of NiSource (including each of the Named Officers) (each such person being an "executive"). NiSource believes that these Agreements and related shareholder rights protections are in the best interests of the shareholders, to insure that in the event of extraordinary events, totally independent judgment is enhanced to maximize shareholder value. The Agreements, which are terminable upon three years' notice, provide for the payment of three times then current annual base salary and target incentive bonus compensation and the continuation of certain employee benefits for a period of 36 months (the "Severance Period"), and a pro rata portion of the executive's targeted incentive bonus for the year of termination. These benefits are payable if the executive terminates employment for "Good Reason" or is terminated by the company for any reason other than "Good Cause" within twenty-four months following certain changes in control. Each of these Agreements also provides for payment of these benefits if the executive voluntarily terminates employment during a specified period within the twenty-four months following the change in control.

     The executive would receive benefits from NiSource that would otherwise be earned during the Severance Period under NiSource' Supplemental Plan and qualified retirement plans. All stock options held by the executive would become immediately exercisable upon the date of termination of employment, and the restrictions would lapse on all restricted shares awarded to the executive. If any penalty tax under the Code is imposed on the payment of amounts under the contracts, NiSource would increase the payment to the extent necessary to compensate the executive for the imposition of such tax.

     During the Severance Period, the executive and spouse would continue to be covered by applicable health or welfare plans of NiSource. If the executive died during the Severance Period, all amounts payable to the executive would be paid to a named beneficiary. No amounts would be payable under the Agreements if the executive's employment were terminated by NiSource for Good Cause (as defined in the Agreements).

     The Agreement with Mr. Neale also provides for the same severance payments as above described in the event his employment is terminated at any time by NiSource (other than for Good Cause) or due to death or disability, or if he voluntarily terminates employment with Good Reason (as defined in the Agreements).

     Compensation of Directors. Each director who is not receiving a salary from NiSource is paid $20,000 per year, $3,000 annually per standing committee on which the director sits, $1,000 annually for each committee chairmanship, $1,000 for each Board meeting attended and $750 per committee meeting attended. Directors of NiSource do not receive any additional compensation for services as a director of any Company subsidiary, including Northern Indiana. Under a deferred compensation arrangement, directors may have their fees deferred in the current year and credited to an interest-bearing account or to a phantom stock account for payment in the future.

     NiSource's Nonemployee Director Retirement Plan provides a retirement benefit for each nonemployee director of NiSource who has completed at least five years of service on the Board. The benefit will be an amount equal to the annual retainer for Board service in effect at the time of the director's retirement from the Board, to be paid for the lesser of ten years or the number of years of service as a nonemployee director of NiSource.

     NiSource's Nonemployee Director Stock Incentive Plan provides for grants of restricted Common Shares to nonemployee directors of NiSource. The Plan provides for a grant of 2,000 shares to each person, other than an employee of NiSource, who is elected or reelected as a director of NiSource at the time of such election or reelection. The grants of restricted shares vest in 20% annual increments, with full vesting five years after the date of award. In 1999, 2,000 restricted Common Shares were granted to each of Messrs. Rolland, Thompson and Foster under this plan.

     NiSource's Nonemployee Director Restricted Stock Unit Plan, which was adopted by the Board in December 1998 and made effective as of January 1, 1999, is a phantom stock plan that provides for grants to nonemployee directors of restricted stock units that have a value related to NiSource's Common Shares. Each nonemployee director received an initial grant of 500 units in April 1999. Subsequent grants of 500 units will be made annually to nonemployee directors upon election or re-election to the Board. The grants of units vest in 20% annual increments, with full vesting five years after the date of award, and the units have no voting or stock ownership rights. In 1999, 500 units were granted to Messrs. Decio, Welsh, Rolland, Thompson, Ribordy and Foster and Drs. Woo and Beering.

     NiSource has adopted a Directors' Charitable Gift Program for nonemployee directors. Under the program, NiSource makes a donation to one or more eligible tax-exempt organizations as designated by each eligible director. NiSource contributes up to an aggregate of $125,000 for each nonemployee director who has served as a director of NiSource for at least five years and up to an additional $125,000 (for an overall $250,000) for each nonemployee director who has served ten years or more. Organizations eligible to receive a gift under the program include charitable organizations and educational institutions located in Indiana and educational institutions that the director attended or for which he or she serves on its governing board. Individual directors derive no financial benefit from the program, as all deductions relating to the charitable donations accrue solely to NiSource. All current nonemployee directors are eligible to participate in the program.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     NiSource is not aware of any beneficial owner of more than 5% of its Common Shares, as of January 30, 2000.

     The following table sets forth information as to the beneficial ownership of Common Shares, as of January 30, 2000, for each of the directors, nominees and named executive officers, and for all directors and executive officers as a group.

                                                       AMOUNT AND NATURE OF
             NAME OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP(1)(2)
             ------------------------               --------------------------
Steven C. Beering.................................               8,992
Arthur J. Decio...................................               8,500
Dennis E. Foster..................................               3,000
James T. Morris...................................              45,435
Gary L. Neale.....................................             677,069
Ian M. Rolland....................................              19,384
John W. Thompson..................................               7,202
Robert J. Welsh...................................              12,000
Carolyn Y. Woo....................................               2,000
Roger A. Young....................................             156,567
Stephen P. Adik...................................             343,945
Patrick J. Mulchay................................             269,666
Jeffrey W. Yundt..................................             282,189
Joseph L. Turner..................................             151,417
All directors and executive officers as a group...           2,674,004

---------------
(1) The number of shares owned includes shares held in NiSource's Automatic Dividend Reinvestment and Share Purchase Plan, shares held in NiSource's Tax Deferred Savings Plan (the "401(k) Plan") and restricted shares awarded under NiSource's 1988 and 1994 Long-Term Incentive Plans (the "Incentive Plans") and Nonemployee Director Stock Incentive Plan, where applicable. The percentage of Common Shares owned by all directors and officers as a group is approximately 2.28 percent of the Common Shares outstanding as of January 30, 2000.

(2) The totals include shares for which the following executive officers have a right to acquire beneficial ownership, within 60 days after January 30, 2000, by exercising stock options granted under the Incentive Plans: Gary L. Neale -- 310,000 shares; Stephen P. Adik -- 160,000 shares; Patrick J.

    Mulchay -- 150,000 shares; Jeffrey W. Yundt -- 160,000 shares; Joseph L. Turner -- 71,000 shares; and all executive officers as a group -- 1,334,826 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On February 12, 1999, NiSource acquired BSG. Mr. Roger A. Young was Chairman of the Board and Chief Executive Officer of BSG at the time of the acquisition and held shares in BSG. Pursuant to the acquisition transaction, Mr. Young received Common Shares and/or cash in exchange for his BSG shares in the same proportion as other BSG shareholders. In connection with the BSG acquisition transaction, Mr. Young was elected as a director of NiSource. BSG entered into a nine month employment agreement with Mr. Young, guaranteed by NiSource, and Mr. Young entered into a covenant not to compete with NiSource. The employment agreement provided Mr. Young with a base compensation and a performance-based bonus. For the nine month term of the employment contract, Mr. Young received base compensation of $641,000 and earned a performance-based bonus of $1,600,000. In consideration of Mr. Young's covenant not to compete, he was paid $3,200,000. Some of the foregoing payments have been deferred at a market rate of interest and no interest was paid to Mr. Young in 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) The Financial Statements filed herewith as a part of this report on Form 10-K are listed on the Index to Financial Statements under Item 8 on page 20.

            Consolidated Financial Statements --

            Consolidated Statement of Income for the years ended December 31, 1999, 1998 and 1997

            Consolidated Balance Sheet at December 31, 1999 and 1998

            Consolidated Statement of Capitalization at December 31, 1999 and
            1998

            Consolidated Statement of Long-term Debt at December 31, 1999 and
            1998

            Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997

            Consolidated Statement of Common Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

            Notes to Consolidated Financial Statements

            Report of Independent Public Accountants

        (2) The following is a list of the Financial Statement Schedules filed herewith as part of this report on Form 10-K:

              SCHEDULE
               NUMBER                         DESCRIPTION                        PAGES OF 1999 10-K
              --------                        -----------                        ------------------
                I        Condensed Financial Information of Registrant           32, 33, 34, 35, 36,
                                                                                 37 & 38
               II        Valuation and Qualifying Accounts                       39, 40 & 41

        (3) Exhibits --

            The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index included on pages 44-47. Each management contract or compensatory plan or arrangement of NiSource listed on the Exhibit Index is separately identified by an asterisk.

     (b) Reports on Form 8-K

         None

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET

                                                                   DECEMBER 31,
                                                                   ------------
                                                                 1999         1998
                                                                 ----         ----
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Property:
  Property in service.......................................  $   14,612   $    2,681
  Work in progress..........................................       6,334       12,599
  Less: accumulated depreciation............................       4,303          927
                                                              ----------   ----------
       Total property.......................................      16,643       14,353
                                                              ----------   ----------
  Investments (principally investments in wholly-owned
     subsidiaries)..........................................   1,960,676    1,410,999
                                                              ----------   ----------
Current Assets:
  Cash and cash equivalents.................................       3,296       10,165
  Amounts receivable from subsidiaries......................      76,516       76,676
  Prepayments...............................................      64,389       27,637
                                                              ----------   ----------
       Total current assets.................................     144,201      114,478
                                                              ----------   ----------
Other (principally notes receivable from associated
  companies)................................................     608,195      355,117
                                                              ----------   ----------
                                                              $2,729,715   $1,894,947
                                                              ==========   ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shares.............................................  $  870,930   $  870,930
  Additional paid-in capital................................     174,405       94,181
  Retained earnings.........................................     774,425      744,309
  Other.....................................................       7,251        1,856
  Less: Treasury shares.....................................     472,553      559,027
     Currency translation adjustment........................         954        2,541
                                                              ----------   ----------
       Total capitalization.................................   1,353,504    1,149,708
Current Liabilities:
  Dividends declared on common and preferred stock..........      33,518       29,970
  Amounts payable to subsidiaries...........................      46,028       13,041
  Other.....................................................       8,755        1,723
                                                              ----------   ----------
       Total current liabilities............................      88,301       44,734
                                                              ----------   ----------
Other (principally notes receivable to associated
  companies)................................................   1,287,910      700,505
                                                              ----------   ----------
                                                              $2,729,715   $1,894,947
                                                              ==========   ==========

The accompanying notes to condensed financial statements are an integral part of this statement.

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENT OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------
                                                          1999             1998             1997
                                                          ----             ----             ----
                                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Equity in net earnings of subsidiaries.............   $    221,094     $    211,525     $    202,680
                                                      ------------     ------------     ------------
Other income (deductions):
Administrative and general expense.................        (42,341)         (14,196)         (12,117)
Interest income....................................         41,075           31,874           27,272
Interest expense...................................        (88,127)         (48,444)         (37,652)
Other, net.........................................         (8,108)           1,012             (143)
                                                      ------------     ------------     ------------
                                                           (97,501)         (29,754)         (22,640)
                                                      ------------     ------------     ------------
Net income before income taxes.....................        123,593          181,771          180,040
Income taxes.......................................        (36,821)         (12,115)         (10,809)
                                                      ------------     ------------     ------------
Net income.........................................        160,414          193,886          190,849
                                                      ------------     ------------     ------------
Balance available for common shareholders..........   $    160,414     $    193,886          190,849
                                                      ============     ============     ============
Average common shares outstanding-basic............    124,343,117      120,778,077      123,849,126
Basic earnings per average common share............   $       1.29     $       1.60     $       1.54
                                                      ============     ============     ============
Diluted earnings per average common share..........   $       1.27     $       1.59     $       1.53
                                                      ============     ============     ============

The accompanying notes to condensed financial statements are an integral part of this statement.

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                                ----       ----       ----
                                                                  (DOLLARS IN THOUSANDS)
Net cash provided by operating activities...................  $167,388   $177,487   $147,528
                                                              --------   --------   --------
Cash flows provided by (used in) investing activities:
  Acquisition of businesses, net of cash acquired...........  (550,200)        --   (288,932)
  Acquisition of minority interest..........................        --         --     (5,461)
  Construction work in progress.............................    (8,759)    (7,451)    (5,000)
  Sale of property..........................................        --        (56         (5)
  Investments at cost.......................................    (9,962)        --         --
                                                              --------   --------   --------
     Net cash provided by (used in) investing activities....  (568,921)    (7,507)  (299,398)
                                                              --------   --------   --------
Cash flows provided by (used in) financing activities
  Issuance of common shares, net of underwriting fees.......   314,543     10,356    218,566
  Increase (decrease) in notes payable to subsidiaries......   585,225    175,012    205,396
  Increase in notes receivable from subsidiaries............  (253,050)   (30,993)   (21,709)
  Cash dividends paid on common shares......................  (125,599)  (116,386)  (111,593)
  Acquisition of treasury shares............................  (126,455)  (203,976)  (133,073)
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........   394,664   (165,987)   157,587
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    (6,869)     3,993      5,717
Cash and cash equivalents at beginning of year..............    10,165      6,172        455
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  3,296   $ 10,165   $  6,172
                                                              ========   ========   ========

The accompanying notes to condensed financial statements are an integral part of this statement.

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. DIVIDENDS FROM SUBSIDIARIES

     Cash dividends paid to NiSource Inc. (NiSource) by its consolidated subsidiaries were (in thousands of dollars): $239,200, $207,400 and $188,175 in 1999, 1998 and 1997, respectively.

2. SUPPORT AGREEMENT

     The financial obligations of NiSource Capital Markets, Inc. (Capital Markets) are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana Public Service Company (Northern Indiana) which are owned by NiSource. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of NiSource, other than the stock and assets of Northern Indiana, as reflected in the consolidated financial statements of NiSource, was approximately $3.2 billion at December 31, 1999.

3. CONTINGENCIES

     NiSource and its subsidiaries are parties to various pending proceedings, including suits and claims against them for personal injury, death, and property damage. Such proceedings and suits, and the amounts involved, are routine litigation and proceedings for the kinds of businesses conducted by NiSource and its subsidiaries.

4. EARNINGS PER SHARE

     NiSource determines earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share," which requires NiSource to present basic earning per share and diluted earnings per share in place of primary earnings per share.

     The net income, preferred dividends and shares used to compute basic and diluted earnings per share is presented in the following table:

                                                         1999           1998           1997
                                                         ----           ----           ----
                                                            (DOLLARS IN THOUSANDS EXCEPT
                                                                 PER SHARE AMOUNTS)
Basic
Weighted Average Number of Shares:
  Average Common Shares Outstanding................   124,343,117    120,778,077    123,849,126
                                                     ------------   ------------   ------------
Net Income to be Used to Compute Basic
Earnings per Average Common Share:
  Net Income.......................................  $    160,414   $    193,886   $    190,849
Basic Earnings per Average Common Share............  $       1.29   $       1.60   $       1.54
                                                     ============   ============   ============
Diluted
Weighted Average Number of Shares:
  Average Common Shares Outstanding................   124,343,117    120,778,077    123,849,126
  Dilutive Effect for Nonqualified Stock Options...       996,275        556,799        374,344
                                                     ------------   ------------   ------------
  Weighted Average Shares..........................   125,339,392    121,334,876    124,223,470
Net Income to be Used to Compute Diluted
Earnings per Average Common Share:
  Net Income.......................................  $    160,414   $    193,886   $    190,849
Diluted Earnings per Average Common Share..........  $       1.27   $       1.59   $       1.53
                                                     ============   ============   ============

5. STOCK SPLIT

     On December 16, 1997, the Board authorized a two-for-one split of NiSource's common shares. The stock split was paid February 20, 1998, to shareholders of record at the close of business January 30, 1998. All references to number of shares reported including per share amounts and stock option data of NiSource's common shares reflect the two-for-one stock split as if it had occurred at the beginning of the earliest period.

6. PURCHASE OF IWC RESOURCES CORPORATION

     On March 25, 1997, NiSource acquired all the outstanding common stock of IWCR for $290.5 million. NiSource financed this transaction with debt of approximately $83.0 million and issuance of approximately 10.6 million NiSource's common shares. NiSource accounted for the acquisition as a purchase. The purchase price was allocated to the assets and liabilities acquired based on their fair values.

7. PURCHASE OF BAY STATE GAS COMPANY

     In February 1999, NiSource acquired Bay State Gas Company (BSG) in a stock-for-stock transaction valued at $40 per BSG share. The transaction was valued at approximately $551 million. BSG shareholders had the option of exchanging their shares of BSG stock for cash, up to an aggregate sum of equal to 50% of the total purchase price (and exercised this option with respect to approximately 43% of the total purchase price). BSG, one of the largest natural gas utilities in New England, provides natural gas distribution services to more than 300,000 customers in Massachusetts, New Hampshire and Maine.

8. PURCHASE OF TPC CORPORATION

     On April 1, 1999, NiSource acquired the stock of TPC Corporation (now renamed EnergyUSA-TPC Corp. (TPC)), a Houston-based natural gas marketing and storage company, for approximately $150 million in cash. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets and liabilities acquired based on their estimated fair values. As a result of the TPC acquisition, NiSource had an indirect investment in the amount of $126.0 million, representing a 77.3% interest in Market Hub Partners,

L.P. (MHP). During the fourth quarter of 1999, subsidiaries of NiSource purchased the remaining interests in MHP.

9. CORPORATE PREMIUM INCOME EQUITY SECURITIES AND COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST HOLDING SOLELY COMPANY DEBENTURES

     In February 1999 NiSource completed an underwritten public offering of Corporate PIES. The net proceeds of approximately $334.7 million were primarily used to fund the cash portion of the consideration payable in the acquisition of BSG, and to repay short-term indebtedness.

     The Corporate PIES were offered as one unit comprised of two separable instruments. The first component consists of stock purchase contracts to purchase, four years from the date of issuance, common shares at a face value of $50. The second component consists of mandatorily redeemable preferred securities(Preferred Securities) which represent an undivided beneficial ownership interest in the assets of NIPSCO Capital Trust I (Capital Trust). The Preferred Securities have a stated liquidation amount of $50. The sole assets of Capital Trust are subordinated debentures (Debentures) of Capital Markets that earn interest at the same rates as the Preferred Securities to which they relate, and certain rights under related guarantees by Capital Markets. The Preferred Securities have been pledged to secure the holders' obligation to purchase common shares under the stock purchase contracts.

     The face value of the stock purchase contracts is not recorded in the Consolidated Balance Sheet. A $22.2 million present value contract fee payable to the stock purchase contract holders has been recorded as a liability and as reduction to paid-in capital. In addition, paid-in capital has been reduced by $10.4 million for the issuance costs of the stock purchase contracts.

     The distributions paid on Preferred Securities are presented under the caption "minority interests" in NiSource's Consolidated Statement of Income. The amounts outstanding are presented under the caption, "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company debentures," in NiSource's Consolidated Balance Sheet. At December 31, 1999, there were 6.9 million 5.9% Preferred Securities outstanding with Capital Trust assets of $345 million.

10. EQUITY FORWARD SHARE PURCHASE CONTRACT

     During the second quarter of 1999, a forward purchase contract was entered into covering the purchase of up to 5% of NiSource's outstanding common shares. At the end of each quarterly period during the term of the forward purchase contract, NiSource has the option, but not the obligation, to settle the forward purchase contract with respect to all or a portion of the common shares held by the counterparty. As of December 31, 1999, the counterparty informed NiSource that approximately 5.6 million shares had been purchased at a weighted average cost of $26.90 per share. NiSource has the option to settle with the counterparty by means of physical, net cash or net share settlement. On a quarterly basis, NiSource will pay the counterparty a fee based on the amount paid for common shares purchased by the counterparty, and the counterparty will remit dividends received on shares owned. All such amounts paid and remitted under the contract are reflected in equity contract costs of common shareholders' equity. The net amount was a charge of $658,128 for the year ending December 31, 1999.

     NiSource will be obligated to settle the forward purchase contract with respect to all the remaining common shares in May 2003, or under certain circumstances after an extension period of up to six months, at NiSource's option. as of December 31, 1999, the nominal amount and fair value of the equity forward purchase contract was approximately $150 million and $100 million, respectively.

11. ACQUISITION OF COLUMBIA ENERGY GROUP

     On February 28, 2000, after completion of the bidding process initiated by CEG, NiSource and CEG announced approval of a merger agreement under which NiSource will form a new holding company, which will acquire all of the outstanding shares of CEG valued at approximately $6 billion. The new holding company will also assume approximately $2.5 billion of CEG debt. Under the agreement, CEG shareholders have the option to receive new holding company stock for up to 30% of the outstanding CEG shares. Under the common stock option, each CEG share will be exchanged for $74 in new holding company stock, based on the average NiSource share price prior to the closing, but not more than 4.4848 shares of new holding company stock for each CEG share. Under the cash option, each CEG share will be exchanged for $70 in cash plus a $2.60 face value unit (consisting of a zero coupon debt security with a forward equity contract). A commitment letter was accepted under which certain financial institutions agreed, under specified conditions, to provide up to $6.0 billion to finance the acquisition of CEG. The merger is conditioned upon, among other things, the approvals of the shareholders of both companies and various regulatory commissions. If NiSource shareholder approval is not obtained, the merger agreement provides that the transaction will automatically be restructured to eliminate the 30% common stock option for CEG shareholders.

                                 NISOURCE INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1999

                                                                     ADDITIONS          DEDUCTIONS
                                                                     ---------         FOR PURPOSES
                                      BALANCE                  CHARGED TO   CHARGED     FOR WHICH     BALANCE
                                      JAN. 1,                  COSTS AND    TO OTHER     RESERVES     DEC. 31,
            DESCRIPTION                1999     ACQUISITIONS    EXPENSES    ACCOUNTS   WERE CREATED     1999
            -----------               -------   ------------   ----------   --------   ------------   --------
                                                               (DOLLARS IN THOUSANDS)
Reserves Deducted in Consolidated
  Balance Sheet from Assets to Which
  They Apply:
     Reserve for accounts
       receivable...................  $ 8,984      $8,951       $28,401      $   --      $15,717      $30,619
     Reserve for investments, at
       equity.......................  $ 1,033      $   --       $23,847      $   --      $   163      $24,717
Reserves Classified Under Reserve
  Section of Consolidated Balance
  Sheet:
     Injuries and damages reserve...  $ 7,437      $5,215       $ 8,643      $   --      $ 8,307      $12,988
     Environmental reserves.........  $19,110      $6,000       $ 3,870      $   --      $ 5,167      $23,813
     Other..........................  $ 7,128      $   --       $   203      $   --      $ 3,213      $ 4,118

                                 NISOURCE INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1998

                                                                                    DEDUCTIONS
                                                                 ADDITIONS         FOR PURPOSES
                                                           ---------------------    FOR WHICH
                                                 BALANCE   CHARGED TO   CHARGED      RESERVES     BALANCE
                                                 JAN. 1,   COSTS AND    TO OTHER       WERE       DEC. 31,
                  DESCRIPTION                     1998      EXPENSES    ACCOUNTS     CREATED        1998
                  -----------                    -------   ----------   --------   ------------   --------
                                                                  (DOLLARS IN THOUSANDS)
Reserves Deducted in Consolidated
  Balance Sheet from Assets to Which They
     Apply:
     Reserve for accounts receivable...........  $ 5,887    $14,635       $--        $11,538      $ 8,984
     Reserve for investments, at equity........  $ 1,762    $    --       $--        $   729      $ 1,033
Reserves Classified Under Reserve Section of
  Consolidated Balance Sheet:
     Injuries and damages reserve..............  $ 6,499    $ 5,681       $--        $ 4,743      $ 7,437
     Environmental reserves....................  $19,366    $ 5,103       $--        $ 5,359      $19,110
     Other.....................................  $ 3,928    $ 3,243       $--        $    43      $ 7,128

                                 NISOURCE INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                     TWELVE MONTHS ENDED DECEMBER 31, 1997

                                                                                    DEDUCTIONS
                                                                                   FOR PURPOSES
                                                           ADDITIONS                FOR WHICH
                                          BALANCE          CHARGED TO   CHARGED      RESERVES     BALANCE
                                          JAN. 1,          COSTS AND    TO OTHER       WERE       DEC. 31,
              DESCRIPTION                  1997     IWCR    EXPENSES    ACCOUNTS     CREATED        1997
              -----------                 -------   ----   ----------   --------   ------------   --------
                                                               (DOLLARS IN THOUSANDS)
Reserves Deducted in Consolidated
  Balance Sheet from Assets to
  Which They Apply:
     Reserve for accounts receivable....  $ 5,569   $25      $6,573       $--         $6,280      $ 5,887
     Reserve for investments, at
       equity...........................  $ 1,953   $--      $   --       $--         $  191      $ 1,762
     Reserve for investments, at cost...  $    --   $--
Reserves Classified Under Reserve
  Section of Consolidated Balance Sheet:
     Injuries and damages reserve.......  $ 4,376   $757     $6,603       $--         $5,237      $ 6,499
     Environmental reserves.............  $16,789   $--      $9,489       $--         $6,912      $19,366
     Other..............................  $ 4,471   $--      $   30       $--         $  573      $ 3,928

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF NISOURCE INC.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in NiSource Inc.'s annual report to shareholders for the year ended December 31, 1999, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 18, 2000 (except with respect to the matter discussed in the Note "Announcement of Merger with Columbia Energy Group," as to which the date is February 28, 2000). Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed on Page 31, Item 14(a)(2) are the responsibility of NiSource Inc.'s management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements taken as a whole.

Chicago, Illinois
February 18, 2000                                           Arthur Andersen LLP
(Except with respect to the matter discussed
in the Note "Announcement of Merger Agreement
with Columbia Energy Group,"
as to which the date is February 28, 2000).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, HEREUNTO DULY AUTHORIZED.

                                          NiSource Inc.
                                          (Registrant)

Date  March 29, 2000                            By               /s/ GARY L. NEALE
      ----------------------------------------        ----------------------------------------

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

             SIGNATURE                                   TITLE                           DATE
             ---------                                   -----                           ----

         /s/ GARY L. NEALE                Chairman, President, Principal            March 28, 2000
-----------------------------------         Executive Officer and Director
           Gary L. Neale

        /s/ STEPHEN P. ADIK               Senior Executive Vice President,          March 28, 2000
-----------------------------------         Principal Financial Officer and
          Stephen P. Adik                   Principal Accounting Officer

       /s/ STEVEN C. BEERING              Director                                  March 28, 2000
-----------------------------------
         Steven C. Beering

        /s/ JAMES T. MORRIS               Director                                  March 28, 2000
-----------------------------------
          James T. Morris

        /s/ ARTHUR J. DECIO               Director                                  March 28, 2000
-----------------------------------
          Arthur J. Decio

       /s/ DENNIS E. FOSTER               Director                                  March 28, 2000
-----------------------------------
         Dennis E. Foster

        /s/ IAN M. ROLLAND                Director                                  March 28, 2000
-----------------------------------
          Ian M. Rolland

        /s/ ROGER A. YOUNG                Director                                  March 28, 2000
-----------------------------------
          Roger A. Young

       /s/ JOHN W. THOMPSON               Director                                  March 28, 2000
-----------------------------------
         John W. Thompson

        /s/ ROBERT J. WELSH               Director                                  March 28, 2000
-----------------------------------
          Robert J. Welsh

                                          Director                                  March 28, 2000
-----------------------------------
        Dr. Carolyn Y. Woo

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION OF ITEM
-------                        -------------------
  (2.1)    Agreement and Plan of Merger dated as of February 27, 2000, by and between NiSource Inc. and Columbia Energy Group
           (incorporated by reference to Exhibit 2.1 to the NiSource
           Inc. Current Report on Form 8-K filed March 3, 2000).
  (3.1)    Amended and Restated Articles of Incorporation of NIPSCO
           Industries, Inc. dated May 13, 1998 (incorporated by
           reference to Exhibit 3 of the NiSource Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
  (3.2)    Articles of Amendment to the Amended and Restated Articles
           of Incorporation of NiSource Inc. dated April 14, 1999.
  (3.3)    Articles of Amendment to the Amended and Restated Articles
           of Incorporation of NiSource Inc. dated March 2, 2000.
  (3.4)    Amended and Restated By-laws effective January 29, 2000.
  (4.1)    Indenture dated August 1, 1939 between Northern Indiana
           Public Service Company (Northern Indiana) and Trustees
           (incorporated by reference to Exhibit 7 to the Northern
           Indiana Registration Statement (Registration No. 2-5178)).
  (4.2)    Third Supplemental Indenture dated August 1, 1943
           (incorporated by reference to Exhibit 7-C to the Northern
           Indiana Registration Statement (Registration No. 2-5178)).
  (4.3)    Eighteenth Supplemental Indenture dated September 1, 1967
           (incorporated by reference to Exhibit 1 to the Northern
           Indiana Current Report on Form 8-K dated October 9, 1967).
  (4.4)    Nineteenth Supplemental Indenture dated October 1, 1968
           (incorporated by reference to Exhibit 1 to the Northern
           Indiana Current Report on Form 8-K dated November 8, 1968).
  (4.5)    Twenty-third Supplemental Indenture dated March 31, 1972
           (incorporated by reference to Exhibit 2 to the Northern
           Indiana Current Report on Form 8-K dated May 5, 1972).
  (4.6)    Thirty-third Supplemental Indenture dated June 1, 1980
           (incorporated by reference to Exhibit 1 to the Northern
           Indiana Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1980).
  (4.7)    Forty-first Supplemental Indenture dated July 1, 1991
           (incorporated by reference to Exhibit 1 to the Northern
           Indiana Current Report on Form 8-K dated March 25, 1992).
  (4.8)    Indenture dated as of March 1, 1988, between Northern
           Indiana and Manufacturers Hanover Trust Company, as Trustee
           (incorporated by reference to Exhibit 4 to the Northern
           Indiana Registration Statement (Registration No. 33-44193)).
  (4.9)    First Supplemental Indenture dated as of December 1, 1991, between Northern Indiana and Manufacturers Hanover Trust
           Company, as Trustee (incorporated by reference to Exhibit
           4.1 to the Northern Indiana Registration Statement
           (Registration No. 33-63870)).
 (4.10)    Memorandum of Agreement with City of Michigan City, Indiana
           (incorporated by reference to Exhibit 7 to the Northern
           Indiana Registration Statement (Registration No. 2-48531)).
 (4.11)    Financing Agreement No. 1 dated November 1, 1988, between
           Northern Indiana and Jasper County, Indiana regarding
           $37,000,000 Series 1988A Pollution Control Refunding Revenue
           Bonds. Identical Financing agreements between Northern
           Indiana and Jasper County, Indiana provide for the issuance of $47,000,000 Series 1988B, $46,000,000 Series 1988C and
           $24,000,000 Series 1988D Pollution Control Refunding Revenue
           Bonds (incorporated by reference to Exhibit 8 to the
           Northern Indiana Current Report on Form 8-K dated March 16,
           1989).
 (4.12)    Financing Agreement dated July 1, 1991, with Jasper County,
           Indiana regarding $55,000,000 Series 1991 Collateralized
           Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 3 to the Northern Indiana Current
           Report on Form 8-K dated March 25, 1992).

EXHIBIT
NUMBER                         DESCRIPTION OF ITEM
-------                        -------------------
 (4.13)    Financing Agreement dated August 1, 1994, with Jasper
           County, Indiana regarding $10,000,000 Series 1994A,
           $18,000,000 Series 1994B and $41,000,000 Series 1994C
           Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 4.16 to the Northern Indiana Annual
           Report on Form 10-K for year ended December 31, 1994).
 (4.14)    Indenture between NIPSCO Industries, Inc., NIPSCO Capital
           Markets, Inc. and Chemical Bank as Trustees dated February
           1, 1996 (incorporated by reference to Exhibit 1 to the
           NIPSCO Industries, Inc. Registration Statement (Registration
           No. 33-65285)).
 (4.15)    Rights Agreement between NiSource Inc. and Harris Trust and
           Savings Bank, dated February 17, 2000 (incorporated by
           reference to Exhibit 4.1 to the NiSource Inc. Form 8-A dated
           February 24, 2000).
 (4.16)    Indenture Agreement between NIPSCO Industries, Inc., NIPSCO
           Capital Markets, Inc. and Chase Manhattan Bank as trustee
           dated February 14, 1997 (incorporated by reference to
           Exhibit 4.1 to the NIPSCO Industries, Inc. Registration
           Statement (Registration No. 333-22347)).
 (4.17)    Fourteenth Supplemental Indenture dated as of January 15,
           1978, between the Fidelity Bank, and IWC, including as
           Appendix A the "Restatement of Principal Indenture of
           Indianapolis Water Company," which, except as otherwise
           specified, restates the granting clauses and all other
           sections contained in the First Mortgage dated July 1, 1936, between Fidelity-Philadelphia Trust Company and IWC as
           amended by the Fourth, Fifth, Sixth, Eighth, Twelfth and
           Fourteenth Supplemental Indentures (incorporated by
           reference to Exhibit 4-B1 to IWC's Annual Report on Form
           10-K for the year ended December 31, 1980).
 (4.18)    Eleventh Supplemental Indenture dated as of December 1, 1971
           (incorporated by reference to Exhibit 4-B6 to IWC's Annual
           Report on Form 10-K for the year ended December 31, 1980).
 (4.19)    Seventeenth Supplemental Indenture dated as of March 1,
           1989, between Fidelity Bank, National Association and IWC
           (incorporated by reference to Exhibit 4-A9 to the IWC
           Resources Corporation (IWCR) Annual Report on Form 10-K for
           the year ended December 31, 1988).
 (4.20)    Eighteenth Supplemental Indenture dated as of March 1, 1989, between Fidelity Bank, National Association and IWC
           (incorporated by reference to Exhibit 4-A10 to IWCR's Annual
           Report on Form 10-K for the year ended December 31, 1988).
 (4.21)    Nineteenth Supplemental Indenture dated as of June 1, 1989, between Fidelity Bank, National Association and IWC
           (incorporated by reference to Exhibit 4-A9 to IWCR's
           Registration Statement (Registration No. 33-43939)).
 (4.22)    Twentieth Supplemental Indenture dated as of December 1,
           1992, between Fidelity Bank, National Association and IWC
           (incorporated by reference to Exhibit 4-A9 to IWCR's Annual
           Report on Form 10-K for the year ended December 31, 1992).
 (4.23)    Twenty-first Supplemental Indenture dated as of December 1,
           1992, between Fidelity Bank, National Association and IWC
           (incorporated by reference to Exhibit 4-A10 to IWCR's Annual
           Report on Form 10-K for the year ended December 31, 1992).
 (4.24)    Twenty-second Supplemental Indenture dated as of April 1,
           1993, between IWC and Fidelity Bank, National Association
           (incorporated by reference to Exhibit 4.15 to IWCR's Annual
           Report on Form 10-K for the year ended December 31, 1993).
 (4.25)    Indenture of Trust dated as of December 1, 1992, between
           City of Indianapolis, Indiana, and IWC to National City
           Bank, Indiana, as Trustee (incorporated by reference to
           Exhibit 10-J to IWCR's Annual Report on Form 10-K for the
           year ended December 31, 1992).
 (4.26)    Loan Agreement dated as of December 1, 1992, between IWC and
           City of Indianapolis, Indiana (incorporated by reference to
           Exhibit 10-K to IWCR's Annual Report on Form 10-K for the
           year ended December 31, 1992).

EXHIBIT
NUMBER                         DESCRIPTION OF ITEM
-------                        -------------------
 (4.27)    Guaranty Agreement dated as of December 1, 1992, between
           IWCR and National City Bank, Indiana, as Trustee
           (incorporated by reference to Exhibit 10-L to IWCR's Annual
           Report on Form 10-K for the year ended December 31, 1992).
 (4.28)    Indenture of Trust, City of Indianapolis, Indiana, and IWC
           to National City Bank, Indiana, as Trustee, dated as of
           April 1, 1993 (incorporated by reference to Exhibit 4.14 to
           IWCR's Annual Report on Form 10-K for the year ended
           December 31, 1993).
 (4.29)    Loan Agreement dated as of April 1, 1993, between IWC and
           the City of Indianapolis (incorporated by reference to
           Exhibit 10.11 to IWCR's Annual Report on Form 10-K for the
           year ended December 31, 1993).
 (4.30)    Guaranty Agreement between IWCR and National City Bank,
           Indiana, as Trustee, dated as of April 1, 1993 (incorporated by reference to Exhibit 10.12 to IWCR's Annual Report on
           Form 10-K for the year ended December 31, 1993).
 (4.31)    Note Agreement dated as of March 1, 1994, between IWCR and
           American United Life Insurance Company (incorporated by
           reference to Exhibit 10.12 to IWCR's Annual Report on Form
           10-K for the year ended December 31, 1992).
 (4.32)    Indenture of Trust of Town of Fishers and IWC to National
           City Bank of Indiana, As Trustee, dated as of July 15, 1998
           (including Form of $30,000,000 Town of Fishers, Indiana
           Economic Development Water Facilities Refunding Revenue
           bond, series 1998 (Indianapolis Water Company Project)
           (incorporated by reference to Exhibit 4.1 to NIPSCO
           Industries, Inc.'s Quarterly Report on Form 10-Q for the
           period ended September 30, 1998).
 (4.33)    Indenture of Trust of City of Indianapolis, Indiana and IWC
           to National City Bank of Indiana, As Trustee, dated as of
           July 15, 1998 (including Form of $10,000,000 City of
           Indianapolis, Indiana Economic Development Water Facilities
           Refunding Revenue Bonds, Series 1998 (Indianapolis Water
           Company Project) (incorporated by reference to Exhibit 4.2 to NIPSCO Industries, Inc.'s Quarterly Report on Form 10-Q
           for the period ended September 30, 1998).
 (4.34)    Certificate of Trust of NIPSCO Capital Trust I by and among
           Chase Manhattan Bank Delaware, The Chase Manhattan Bank,
           Stephen P. Adik, Francis P. Girot, Jr., and Arthur A. Paquin
           dated December 17, 1998 (incorporated by reference to
           Exhibit 4.6 to the NIPSCO Industries, Inc. Registration
           Statement on Form S-3 dated December 18, 1998).
 (4.35)    Amended and Restated Declaration of Trust of NIPSCO Capital
           Trust I by and among NIPSCO Capital Markets, Inc., The Chase
           Manhattan Bank, Chase Manhattan Bank Delaware, Stephen P.
           Adik, Francis P. Girot, Jr., and Arthur A. Paquin dated
           February 16, 1999.
 (4.36)    First Supplemental Indenture dated February 16, 1999, by and among NIPSCO Capital Markets, Inc., NIPSCO Industries, Inc., and the Chase Manhattan Bank, as Trustee.
 (4.37)    Purchase Contract Agreement by and among NIPSCO Industries,
           Inc. and The Chase Manhattan Bank, as Purchase Contract
           Agent, dated February 16, 1999.
 (4.38)    Pledge Agreement by and among NIPSCO Industries, Inc., The
           First National Bank of Chicago, as Collateral Agent and
           Securities Intermediary, and The Chase Manhattan Bank, as
           Purchase Contract Agent dated February 16, 1999.
 (4.39)    Remarketing Agreement dated February 16, 1999, among NIPSCO
           Industries, Inc., NIPSCO Capital Markets, Inc., NIPSCO
           Capital Trust I, and Lehman Brothers Inc., as Remarketing
           Agent.
 (10.1)    Supplemental Life Insurance Plan effective January 1, 1991
           (incorporated by reference to Exhibit 2 to the NIPSCO
           Industries, Inc. Current Report on Form 8-K dated March 25,
           1992).*
 (10.2)    Executive Deferred Compensation Plan effective December 1,
           1990 (incorporated by reference to Exhibit 3 to the NIPSCO
           Industries, Inc. Current Report on Form 8-K dated March 25,
           1992).*
 (10.3)    Form of Change in Control and Termination Agreements and
           Schedule of Parties to the Agreements.*

EXHIBIT
NUMBER                         DESCRIPTION OF ITEM
-------                        -------------------
 (10.4)    Nonemployee Director Stock Incentive Plan of NIPSCO
           Industries, Inc. (As Amended and Restated Effective February
           1, 1998, incorporated by reference to exhibit 10.3 to the
           NIPSCO Industries, Inc. Annual Report on Form 10-K for the
           year ended December 31, 1998)*
 (10.5)    First Amendment to NiSource Inc. Nonemployee Director Stock
           Incentive Plan (Effective April 1, 1999).*
 (10.6)    NiSource Inc. Long-Term Incentive Plan (As Amended and
           Restated Effective April 14, 1999).*
 (10.7)    Amended and Restated Pension Plan Provisions effective
           January 1, 1989 (incorporated by reference to Exhibit 17 to the Northern Indiana Current Report on Form 8-K dated March
           25, 1992).*
 (10.8)    NiSource Inc. 1994 Long-Term Incentive Plan (As Amended and
           Restated Effective April 14, 1999).*
 (10.9)    NIPSCO Industries, Inc. Directors' Charitable Gift Program
           effective September 27, 1994 (incorporated by reference to
           Exhibit 10.8 to the NiSource Annual Report on Form 10-K for
           the year ended December 31, 1996).*
(10.10)    Employment Agreement (incorporated by reference to Exhibit
           10.13 to the NIPSCO Industries, Inc. Annual Report on Form
           10-K for the year ended December 31, 1997).*
(10.11)    Executive Supplemental Pension Agreement (incorporated by
           reference to Exhibit 10.14 the NIPSCO Industries, Inc.
           Annual Report on Form 10-K for the year ended December 31,
           1997).*
(10.12)    Agreement dated October 18, 1971, between IWC and Department of Public Works of the City of Indianapolis, Indiana,
           regarding the purchase of water at Eagle Creek Reservoir
           (incorporated by reference to Exhibit 5 to IWC's
           Registration Statement (Registration Statement No.
           2-55201)).
(10.13)    Letter Agreement dated October 25, 1999, between Mr. Roger
           A. Young and NiSource Inc. (incorporated by reference to
           Exhibit 10.1 to NiSource Inc.'s Quarterly Report on Form
           10-Q for the period ended September 30, 1999).*
(10.14)    Letter Agreement dated April 9, 1999, between Mr. Joseph L.
           Turner, Jr. and NiSource Inc. (incorporated by reference to
           Exhibit 10.2 to NiSource Inc.'s Quarterly Report on Form
           10-Q for the period ended September 30, 1999).*
(10.15)    Equity Forward Purchase Transaction dated November 9, 1999, between Scotia Capital (USA) Inc. and NiSource Inc.
           (incorporated by reference to Exhibit 10.3 to NiSource
           Inc.'s Quarterly Report on Form 10-Q for the period ended
           September 30, 1999).
(10.16)    Nonemployee Director Retirement Plan.*
(10.17)    Nonemployee Director Restricted Stock Unit Plan (Effective
           January 1, 1999).*
(10.18)    First Amendment to Nonemployee Director Restricted Stock
           Unit Plan (Effective April 1, 1999).*
(10.19)    Supplemental Executive Retirement Plan.*
(12)       Ratio of Earnings to Fixed Charges.
(13)       1999 Annual Report to Shareholders for pages 24-68.
(21)       List of Subsidiaries.
(23)       Consent of Arthur Andersen LLP.
(27)       Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement of NiSource Inc.