Form 10-Q
period 2000-03-31
NISOURCE INC
filed 2000-05-15
CIK 823392

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

        As of April 30, 2000, 121,105,573 common shares were outstanding.

NISOURCE INC.

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors of
NiSource Inc.:


We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of NiSource Inc. (an Indiana corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, common shareholders' equity and cash flows for the three and twelve month periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of NiSource's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NiSource Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the three and twelve month periods ended March 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.



                                             Arthur Andersen LLP



Chicago, Illinois
May 2, 2000

CONSOLIDATED BALANCE SHEET


(Dollars in thousands)                                      March 31,    December 31,
                                                              2000          1999
ASSETS                                                     ---------     -----------
PROPERTY, PLANT AND EQUIPMENT:
 Utility Plant, (including Construction Work in
   Progress of  $256,608 and $240,637, respectively)
    Electric                                               $4,252,465   $4,237,427
    Gas                                                     2,886,618    2,871,824
    Water                                                     759,328      750,376
    Common                                                    384,946      381,486
                                                           ----------   ----------
                                                            8,283,357    8,241,113
    Less -Accumulated depreciation and amortization         3,504,960    3,444,311
                                                           ----------   ----------
      Net Utility Plant                                     4,778,397    4,796,802
                                                           ----------   ----------
 Other property, at cost, less accumulated provision for
   depreciation of $62,350 and $56,414 respectively           429,101      427,190
                                                           ----------   ----------
      Total Property, Plant and Equipment                   5,207,498    5,223,992
                                                           ----------   ----------
INVESTMENTS:
 Investments, at equity                                        95,972      118,259
 Investments, at cost                                          55,936       55,851
 Other investments                                             33,317       32,839
                                                           ----------   ----------
      Total Investments                                       185,225      206,949
                                                           ----------   ----------
CURRENT ASSETS:
 Cash and cash equivalents                                     78,151       43,533
 Accounts receivable, less reserve of  $23,171 and
     $56,414, respectively                                    459,505      390,990
 Other receivables                                              2,925        6,572
 Fuel adjustment clause                                          --          4,201
 Gas cost adjustment clause                                    43,311       92,498
 Materials and supplies, at average cost                       65,592       64,530
 Electric production fuel, at average cost                     35,390       31,968
 Natural gas in storage                                        43,706       63,750
 Prepayments and other                                        186,691      132,589
                                                           ----------   ----------
      Total Current Assets                                    915,271      830,631
                                                           ----------   ----------
OTHER ASSETS:
 Regulatory assets                                            206,358      208,634
 Intangible assets, net of accumulated amortization           136,794      139,337
 Prepayments and other                                        304,421      289,061
                                                           ----------   ----------
      Total Other Assets                                      647,573      637,032
                                                           ----------   ----------
                                                           $6,955,567   $6,898,604
                                                           ==========   ==========

CONSOLIDATED BALANCE SHEET


(Dollars in thousands)                                         March 31,    December 31,
                                                                 2000          1999
                                                              ----------   -------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common shareholders' equity
  (See accompanying statement)                                $1,367,261   $1,353,504
Preferred stocks-
     Northern Indiana Public Service Company:
          Series without mandatory redemption provisions          81,114       81,114
          Series with mandatory redemption provisions             52,780       54,030
     Indianapolis Water Company:
          Series without mandatory redemption provisions           2,517        4,497
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely Company debentures                                   345,000      345,000
Long-term debt, excluding amounts due within one year          1,927,408    1,975,184
                                                              ----------   ----------
           Total Capitalization                                3,776,080    3,813,329
                                                              ----------   ----------
CURRENT LIABILITIES:
    Current portion of long-term debt                            211,967      173,721
    Short-term borrowings                                        601,095      679,321
    Accounts payable                                             268,054      277,358
    Dividends declared on common and preferred stocks             34,144       34,535
    Customer deposits                                             29,435       28,736
    Taxes accrued                                                118,570       42,853
    Interest accrued                                              29,480       34,157
    Fuel adjustment clause                                         2,655         --
    Accrued employment costs                                      54,336       60,647
    Other                                                        261,783      203,274
                                                              ----------   ----------
      Total Current Liabilities                                1,611,519    1,534,602
                                                              ----------   ----------
OTHER:
 Deferred income taxes                                           990,078      998,682
 Deferred investment tax credits, being amortized over
   life of related property                                       93,036       94,946
 Deferred credits                                                114,732       94,058
 Customer advances and contributions in aid of construction      144,331      140,562
 Accrued liability for postretirement benefits                   161,365      157,517
 Other noncurrent liabilities                                     64,426       64,908
                                                              ----------   ----------

      Total Other                                              1,567,968    1,550,673
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES (SEE NOTES)

                                                              $6,955,567   $6,898,604
                                                              ==========   ==========


        The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENTS OF INCOME


(Dollars in thousands, except for per share amounts)

                                                       Three Months                     Twelve Months
                                                      Ended March 31,                   Ended March 31,
                                                ------------------------------    ------------------------------
                                                    2000              1999             2000               1999
                                                -------------    -------------    -------------    -------------
Operating Revenues:
  Gas                                           $     726,822    $     553,896    $   1,826,376    $   1,364,755
  Electric                                            255,578          264,442        1,112,174        1,368,130
  Water                                                22,913           20,869          100,427           87,139
  Products and Services                                62,236           52,368          281,573          224,985
                                                -------------    -------------    -------------    -------------
                                                    1,067,549          891,575        3,320,550        3,045,009
                                                -------------    -------------    -------------    -------------
Cost of Sales:
 Gas costs                                            518,905          379,590        1,326,773        1,010,021
 Fuel for electric generation                          57,499           58,298          248,365          253,353
 Power purchased                                        8,234           22,050           57,929          344,063
 Products and Services                                 34,803           25,589          151,898          110,047
                                                -------------    -------------    -------------    -------------
                                                      619,441          485,527        1,784,965        1,717,484
                                                -------------    -------------    -------------    -------------
Operating Margin                                      448,108          406,048        1,535,585        1,327,525
                                                -------------    -------------    -------------    -------------
Operating Expenses and Taxes (except income):
  Operation                                           134,051          127,023          541,836          430,446
  Maintenance                                          22,443           22,309           82,342           77,992
  Depreciation and amortization                        84,479           72,855          323,028          266,055
  Taxes (except income)                                28,227           28,009          103,787           92,788
                                                -------------    -------------    -------------    -------------
                                                      269,200          250,196        1,050,993          867,281
                                                -------------    -------------    -------------    -------------
Operating Income                                      178,908          155,852          484,592          460,244
                                                -------------    -------------    -------------    -------------
Other Income (Deductions):
   Interest expense, net                              (47,610)         (36,688)        (177,539)        (135,162)
   Minority interests                                  (5,041)          (2,708)         (20,026)          (3,981)
 Dividend requirements on preferred stock
    of subsidiaries                                    (2,034)          (2,116)          (8,252)          (8,487)
   Other, net                                           3,277            7,141          (21,894)          10,550
                                                -------------    -------------    -------------    -------------
                                                      (51,408)         (34,371)        (227,711)        (137,080)
                                                -------------    -------------    -------------    -------------
Income before income taxes                            127,500          121,481          256,881          323,164
                                                -------------    -------------    -------------    -------------
Income Taxes                                           47,884           44,922           93,410          113,441
                                                -------------    -------------    -------------    -------------
Net Income                                      $      79,616    $      76,559    $     163,471    $     209,723
                                                =============    =============    =============    =============
Average common shares outstanding - basic         124,304,233      122,646,186      124,750,826      120,475,670
Basic earnings per average common share         $        0.64    $        0.62    $        1.31    $        1.74
                                                =============    =============    =============    =============
Diluted earnings per average common share       $        0.62    $        0.62    $        1.29    $        1.72
                                                =============    =============    =============    =============
Dividends declared per common share             $       0.270    $       0.255    $       1.050    $       0.990
                                                =============    =============    =============    =============


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 NISOURCE INC.
             CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                                             Accumulated
(Dollars in thousands)                                     Additional                           Other
                                     Common    Treasury      Paid-in   Retained             Comprehensive           Comprehensive
         Three Months Ended          Shares     Shares       Capital   Earnings     Other       Income      Total      Income
         ------------------          ------     ------       -------   --------     -----       ------      -----      ------

Balance, January 1, 1999           $  870,930  $ (559,027) $   94,181  $  744,309 $   (1,815) $    1,130  $1,149,708
Comprehensive Income:
  Net income                                                   76,559                                         76,559  $   76,559
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
     sale securities:
       Unrealized (net of income
         tax of $133)                                                                                217         217         217
       Realized (net of income tax
        of $78)                                                                                      127         127         127
    Gain/loss on foreign currency
      translation:
       Unrealized                                                                                    (70)        (70)        (70)
       Realized                                                                                      186         186         186
                                                                                                                      ----------
Total Comprehensive Income                                                                                            $   77,019
                                                                                                                      ==========
Dividends:
   Common shares                                              (32,107)                                       (32,107)
Treasury shares acquired                         (107,658)                                                  (107,658)
Issued:
 Employee stock purchase plan                         115         326                                            441
 Long-term incentive plan                           1,106         121                    (382)                   845
 Bay State Gas Acquisition                        205,896     109,787                                        315,683
 Amortization of
  unearned compensation                                                                   723                    723
 Equity contract costs                                        (32,829)                                       (32,829)
Other                                                                        (210)                              (210)
Balance, March 31, 1999            $  870,930  $ (459,568) $  171,586  $  788,551 $   (1,474) $    1,590  $1,371,615
                                   ----------  ----------  ----------  ---------- ----------  ----------  ----------
Balance, January 1, 2000           $  870,930  $ (472,553) $  174,405  $  774,425 $    1,111  $    5,186  $1,353,504
Comprehensive Income:
  Net income                                                               79,616                             79,616  $   79,616
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
      sale securities:
       Unrealized (net of income
        tax of $568)                                                                                (264)       (264)      (264)
       Realized (net of income tax
        of  $ -- )                                                                                    --          --         --
     Gain/loss on foreign currency
      translation:
       Unrealized                                                                                    382         382         382
       Realized                                                                                                   --          --
                                                                                                                      ----------
Total Comprehensive Income                                                                                            $   79,734
                                                                                                                      ==========
Dividends:
   Common shares                                                          (33,305)                           (33,305)
Treasury shares acquired                          (34,442)                                                   (34,442)
Issued:
 Employee stock purchase plan                         173         217                                            390
 Long-term incentive plan                          15,536                            (14,061)                  1,475
 Amortization of
  unearned compensation                                                                1,325                   1,325
 Equity contract costs                                         (1,080)                                        (1,080)
Other                                                             807      (1,147)      340
Balance, March 31, 2000            $  870,930  $ (491,286) $  174,349  $  819,589 $  (11,625) $    5,304  $1,387,261
                                   ----------  ----------  ----------  ---------- ----------  ----------  ----------
SHARES
                                     Common     Treasury
       THREE MONTHS ENDED            Shares      Shares
       ------------------            ------      ------

   Balance January 1, 1999            147,784     (30,254)
Tresury shares acquired                            (3,847)
Issued:
   Empolyee stock purchase plan                        15
   Long-term incentive plan                            59
   Bay State Gas acquiation                        11,042
                                   ----------  ----------
   Balance March 31, 1999             147,784     (22,985)
                                   ==========  ==========

   Balance January 1, 2000            147,784     (23,645)
Tresury shares acquired                            (2,125)
Issued:
   Employee stock purchase plan                        22
   Long-term incentive plan                           770
                                   ----------  ----------
   Balance March 31, 2000             147,784     (24,978)
                                   ==========  ==========

                                 NISOURCE INC.
             CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                                             Accumulated
(Dollars in thousands)                                     Additional                           Other
                                     Common    Treasury      Paid-in   Retained             Comprehensive           Comprehensive
         Three Months Ended          Shares     Shares       Capital   Earnings     Other       Income      Total      Income
         ------------------          ------     ------       -------   --------     -----       ------      -----      ------

Balance, April 1, 1998             $  870,930  $ (384,009) $   89,878  $  697,928 $   (2,159) $    3,962  $1,276,530
Comprehensive Income:
  Net income                                                              209,723                            209,723  $  209,723
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
     sale securities:
       Unrealized (net of income
         tax of $322)                                                                                527         527         527
       Realized (net of income tax
        of $1,282)                                                                                (2,068)     (2,068)     (2,068)
    Gain/loss on foreign currency
      translation:
       Unrealized                                                                                 (1,017)     (1,017)     (1,017)
       Realized                                                                                      186         186         186
                                                                                                                      ----------
Total Comprehensive Income                                                                                            $  207,351
                                                                                                                      ==========
Dividends:
   Common shares                                                        (118,774)                           (118,774)
Treasury shares acquired                         (288,336)                                                  (288,338)
Issued:
 Employee stock purchase plan                         399       1,095                                          1,494
 Long-term incentive plan                           6,482         708                  (1,432)                 5,758
 Bay State Gas Acquisition                        205,896     109,787                                        315,683
 Amortization of
  unearned compensation                                                                 2,117                  2,117
 Equity contract costs                                        (32,829)                                       (32,829)
Other                                                           2,947        (328)                             2,621
Balance, March 31, 1999            $  870,930  $ (459,568) $  171,586  $  788,551 $   (1,474) $    1,590  $1,371,615
                                   ----------  ----------  ----------  ---------- ----------  ----------  ----------
Balance, April 1, 1999             $  870,930  $ (472,553) $  174,586  $  788,551 $   (1,474) $    1,590  $1,371,615
Comprehensive Income:
  Net income                                                              163,471                            163,471  $  163,471
  Other comprehensive income,
   net of tax:
     Gain/loss on available for
      sale securities:
       Unrealized (net of income
        tax of $363)                                                                               1,280       1,280       1,280
       Realized (net of income tax
        of  $367)                                                                                    601         601         601
     Gain/loss on foreign currency
      translation:
       Unrealized                                                                                    911         911         911
       Realized                                                                                      942         942         942
                                                                                                                      ----------
Total Comprehensive Income                                                                                            $  167,185
                                                                                                                      ==========
Dividends:
   Common shares                                                         (130,342)                          (130,342)
Treasury shares acquired                          (53,239)                                                   (53,239)
Issued:
 Employee stock purchase plan                         631         975                                          1,508
 Long-term incentive plan                          18,283          67                (14,250)                  4,100
 Bay state Gas Acquiation                             (15)        (34)                                           (49)
 Other Acquisitions                                 2,722         939                                          3,681
 Amortization of
  unearned compensation                                                                4,099                   4,099
 Equity contract costs                                         (2,252)                                        (2,252)
Other                                                           3,068      (2,091)                               977
Balance, March 31, 2000            $  870,930  $ (491,286) $  174,349  $  819,589 $  (11,625) $    5,304  $1,387,261
                                   ----------  ----------  ----------  ---------- ----------  ----------  ----------
SHARES
                                     Common     Treasury
       THREE MONTHS ENDED            Shares      Shares
       ------------------            ------      ------

   Balance April 1, 1998              147,784     (24,178)
Tresury shares acquired                           (10,246)
Issued:
   Empolyee stock purchase plan                        50
   Long-term incentive plan                           347
   Bay State Gas acquiation                        11,042
                                   ----------  ----------
   Balance March 31, 1999             147,784     (22,985)
                                   ==========  ==========

   Balance April 1, 1999              147,784     (22,985)
Tresury shares acquired                            (3,099)
Issued:
   Employee stock purchase plan                        57
   Long-term incentive plan                           905
   Other Acquisitions                                 134
                                   ----------  ----------
   Balance March 31, 2000             147,784     (24,978)
                                   ==========  ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months                Twelve Months
                                                            Ended March 31,             Ended March 31,
                                                       ---------------------------------------------------
(Dollars in thousands)                                     2000           1999        2000         1999
                                                       ------------   ---------    ---------   -----------
Cash flows from operating activities:
 Net income                                            $    79,616    $  76,559    $ 163,471    $ 209,723
Adjustments to reconcile net income
 to net cash:
    Depreciation and amortization                           84,479       72,909      322,974      266,109
    Deferred federal and state
         income taxes, net                                 (23,384)     (26,928)      (4,347)     (18,829)
    Deferred investment tax credits, net                    (1,909)      (1,887)      (7,713)      (7,427)
    Other, net                                               3,192       (6,437)      34,001       (4,130)
 Change in certain assets and liabilities -*
    Accounts receivable, net                               (70,088)     (18,978)       1,398      (33,224)
    Other receivables                                        3,647       (4,307)      16,524       91,734
    Natural gas in storage                                  20,044       51,558       15,391        2,941
    Accounts payable                                        (1,703)     (55,918)     (59,319)     (22,663)
    Taxes accrued                                           90,655       94,139       (7,198)       3,993
    Gas cost adjustment clause                              49,187       74,347      (45,820)      66,581
    Accrued employment costs                                (6,311)     (20,628)      14,569      (11,010)
    Other accruals                                          (3,859)      31,450        1,231       26,548
Other, net                                                  11,873       21,340      (43,912)         440
                                                       -----------    ---------    ---------    ---------
      Net cash provided by operating activities            235,439      287,219      401,250      570,786
                                                       -----------    ---------    ---------    ---------
Cash flows provided by (used in) investing activities:
  Utility construction expenditures                        (51,480)     (58,115)    (334,628)    (250,237)
  Acquisition of businesses,
     net of cash acquired                                     --       (562,266)    (175,603)    (562,266)
  Acquisition of minority interest                            --           --           --           --
  Proceeds from disposition of assets                       15,590       25,416       19,949       28,299
  Proceeds from settlement of litigation                      --           --           --           --
  Other, net                                                (7,673)     (16,263)     (52,490)     (42,485)
                                                       -----------    ---------    ---------    ---------
      Net cash used in investing activities                (43,563)    (611,228)    (542,772)    (826,689)
                                                       -----------    ---------    ---------    ---------
Cash flows provided by (used in) financing activities:
 Issuance of long-term debt                                   --         78,255      191,281      119,264
Retirement of long-term debt                                (9,644)      (4,718)    (208,883)     (97,802)
Change in short-term debt                                  (78,226)    (260,370)     351,122        6,400
Retirement of preferred shares                              (3,230)        --         (5,637)      (2,412)
 Proceeds from Corporate Premium
 Income Equity Securities, net                                --        334,650         --        334,650
 Issuance of common shares                                   1,475      317,351        9,017      324,367
 Acquisition of treasury shares                            (34,442)    (107,658)     (53,239)    (288,336)
 Cash dividends paid on common shares                      (33,305)     (29,980)    (128,924)    (116,577)
 Other, net                                                    114          113          454          455
                                                       -----------    ---------    ---------    ---------
 Net cash provided by (used in)
 financing activities                                     (157,258)     327,643      155,191      280,009
                                                       -----------    ---------    ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                                           34,618        3,634       13,669       24,106

Cash and cash equivalents at
   beginning of the period                                  43,533       60,848       64,482       40,376
                                                       -----------    ---------    ---------    ---------
Cash and cash equivalents at
   end of the period                                   $    78,151    $  64,482    $  78,151    $  64,482
                                                       ===========    =========    =========    =========


 *Net of effect from acquisitions of businesses



        The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HOLDING COMPANY STRUCTURE: NiSource Inc. (NiSource), formerly NIPSCO Industries, Inc., is an energy and utility-based holding company headquartered in Merrillville, Indiana, that provides natural gas, electricity, water and related services to the public for residential, commercial and industrial uses through a number of regulated and non-regulated subsidiaries. NiSource was organized as an Indiana holding company in 1987 under the name "NIPSCO Industries, Inc.," and changed its name to NiSource Inc. on April 14, 1999, to reflect its new direction as a multi-state supplier of energy and water resources and related services.

         NiSource's gas business is comprised primarily of regulated gas utilities and gas transmission companies that operate throughout northern Indiana and New England. In addition, NiSource expanded its gas marketing, trading and storage operations with the 1999 acquisition of TPC Corporation, now renamed EnergyUSA-TPC Corp. (TPC) and Market Hub Partners, L.P. (MHP). NiSource's electric business is comprised of a regulated electric utility that operates in northern Indiana. The electric business also includes wholesale sales and power trading activities. NiSource's regulated gas and electric subsidiaries are collectively referred to as the "Energy Utilities." NiSource's regulated water subsidiaries are collectively called the "Water Utilities." Collectively the Energy and Water Utilities are referred to as the "Utilities."

         The Utilities are subject to regulation with respect to rates, accounting and certain other matters by the Indiana Utility Regulatory Commission (IURC), the Massachusetts Department of Telecommunications and Energy
(MDTE), the New Hampshire Public Utilities Commission (NHPUC), the Maine Public Utilities Commission (MEPUC) and the Federal Energy Regulatory Commission
(FERC), collectively called the "Commissions." Market Hub Partners, L.P., which is a subsidiary of TPC Gas Storage Services L.P., is subject to regulation by the Texas Railroad Commission and FERC.

         Non-regulated energy and utility-related products and services are provided through the "Products and Services" subsidiaries. Products and Services subsidiaries perform energy-related services and offer products in connection with these services, which include pipeline construction, repair and maintenance of underground gas pipelines and locating and marking utility lines and development and operation of "inside the fence" cogeneration plants.

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

         On February 28, 2000, after completion of the bidding process initiated by CEG, NiSource and CEG entered into a merger agreement pursuant to which NiSource agreed to acquire CEG for approximately $6 billion, plus the assumption of approximately $2.5 billion of CEG debt. If the shareholders of NiSource approve the merger agreement, the acquisition will be effected using a new holding company. Each NiSource common share will be exchanged for one common share of the new holding company. Each CEG share will be exchanged for $70.00 in cash plus $2.60 principal amount of a unit issued by the holding company (consisting of a zero coupon debt security coupled with a forward equity contract) or, at the election of the CEG shareholder, $74.00 in new holding company stock, based on the average NiSource share price prior to the closing, but not more than 4.4848 shares of new holding company stock, for each CEG share. Stock elections will be subject to proration if they are made with respect to more than 30% of CEG's outstanding shares. If NiSource shareholder approval is not obtained, the transaction will automatically be restructured to eliminate the new holding company, and each CEG share will be exchanged for $74.00 in cash and $3.02 principal amount of a unit issued by NiSource. NiSource has accepted a commitment letter under which certain financial institutions agreed, under specified conditions, to provide up to $6.0 billion to finance the acquisition of CEG. The merger is conditioned upon, among other things, the approvals of the CEG shareholders and various regulatory commissions.

         CEG, based in Herndon, Va., is one of the nation's leading energy services companies, with assets of approximately $7 billion. Its operating companies engage in virtually all phases of the natural gas business, including exploration and production, transmission, storage and distribution, as well as propane and petroleum product sales, electric power generation and retail energy marketing. CEG sells natural gas to about 2 million customers in Kentucky, Maryland, Ohio, Pennsylvania and Virginia. It owns 16,500 miles of interstate gas pipelines that run from Louisiana to the Northeast.


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

         On February 12, 1999, NiSource acquired Bay State Gas Company (BSG) and its subsidiaries. Accordingly, the consolidated financial statements and disclosures include operating results from BSG from the date of acquisition.

         On April 1, 1999, NiSource acquired the stock of TPC. As a result of the TPC acquisition, NiSource indirectly owned a 77.3% equity interest in MHP, which is a leading developer, owner and operator of high deliverability salt cavern natural gas storage capacity. In the fourth quarter of 1999 NiSource acquired the remaining interests in MHP. The consolidated financial statements and disclosures include operating results of TPC from April 1, 1999 and the consolidated results of MHP from December 1999.

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

OPERATING REVENUES. Except as discussed below, revenues are recorded as products and services are delivered. However, utility revenues are billed to customers monthly on a cycle basis. Effective January 1, 1999, revenues relating to energy trading operations are recorded based upon changes in the fair values, net of reserves, of the related energy trading contracts. Construction revenues are recognized on the percentage of completion method whereby revenues are recognized in proportion to costs incurred over the life of each project. Provisions for losses on construction contracts, if any, are recorded in the period in which such losses become probable.

DEPRECIATION AND MAINTENANCE. The Utilities provide depreciation on a straight-line method over the remaining service lives of the electric, gas, water and common properties.

The approximate weighted average remaining lives for major components of electric, gas, and water utility plant are as follows:

         Electric:
         ---------

         Electric generation plant                    24 years
         Transmission plant                           26 years
         Distribution plant                           25 years
         Other electric plant                         24 years


         Gas:
         ---------

         Gas storage plant                            15 years
         Transmission plant                           18 years
         Distribution plant                           34 years
         Other gas plant                              16 years


         Water:
         ---------

         Water source and treatment plant             34 years
         Distribution plant                           68 years
         Other water plant                            13 years


The depreciation provisions for utility plant, as a percentage of the original cost, for the three-month and twelve-month periods ended March 31, 2000 and 1999 were as follows:

                       Three Months             Twelve Months
                     Ended March 31,           Ended March 31,
                   ------------------        ------------------
                     2000       1999          2000       1999
                   -------    -------        ------     -------
Electric             3.6%       3.7%          3.7%       3.7%
Gas                  4.6%       4.6%          4.6%       4.6%
Water                2.3%       2.0%          2.3%       2.0%


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

PLANT ACQUISITION ADJUSTMENTS. Net utility plant includes amounts allocated to utility plant in excess of the original cost as part of the purchase price allocation associated with the acquisition of utility businesses, net of accumulated amortization. Net plant acquisition adjustments were $718.0 million and $722.8 million at March 31, 2000 and December 31, 1999, respectively, and are being amortized over forty-year periods from the respective dates of acquisition.

INTANGIBLE ASSETS. The excess of cost over the fair value of the net assets of non-utility businesses acquired is recorded as goodwill. Goodwill of $138.9 million and $125.7 million at March 31, 2000 and December 31, 1999, respectively, is being amortized over a weighted average period of 27 years. Other intangible assets, approximating $12.1 million and $12.8 million at March 31, 2000 and December 31, 1999, respectively, are being amortized over periods of four to eight years. The recoverability of intangible assets is assessed on a periodic basis to confirm that expected future cash flows will be sufficient to support the recorded intangible assets. Accumulated amortization of intangible assets at March 31, 2000 and December 31, 1999, was approximately $14.2 million and $9.9 million, respectively.

COAL RESERVES. The costs of reserves under a long-term mining contract to mine coal reserves through the year 2001 are being recovered through the rate-making process as such coal reserves are used to produce electricity.

ACCOUNTS RECEIVABLE. At September 30, 1999, $100 million of accounts receivable had been sold under a sales agreement, which expires on May 31, 2002.

CUSTOMER ADVANCES AND CONTRIBUTIONS IN AID OF CONSTRUCTION. Certain developers install and provide for the installation of water main extensions, which will be transferred to the Water Utilities upon completion. The cost of the main extensions and the amount of any funds advanced for the cost of water mains installed are included in customer advances for construction and are generally refundable to the customer over a period of ten years. Advances not refunded within ten years are permanently transferred to contributions in aid of construction.

COMPREHENSIVE INCOME. Comprehensive income is reported in the Consolidated Statements of Common Shareholders' Equity. The components of accumulated other comprehensive income include unrealized gains (losses), net of income taxes, on available for sale securities (securities) and on foreign currency translation adjustments (foreign currency).

The accumulated amounts for these components are as follows:

(Dollars In millions)

                    April 1,    January 1,   March 31,     January 1,  March 31,
                     1998         1999         1999           2000       2000
                   ---------    ----------  -----------    ----------  ---------
Securities           $  5.6       $  3.6      $   4.0       $   6.1     $   5.9
Foreign currency     $ (1.6)      $ (2.5)     $  (2.4)      $  (0.9)    $ (0.6)


STATEMENTS OF CASH FLOWS. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Cash paid during the periods reported for income taxes and interest was as follows:

                                        Three Months          Twelve Months
                                        Ended March 31,       Ended March 31,
                                      --------------------   -------------------
(Dollars in thousands)                   2000       1999       2000       1999
                                      ---------   --------   --------   --------
Income taxes                           $  1,371   $  1,465   $115,898   $129,178
Interest, net of amounts capitalized   $ 47,544   $ 31,351   $176,239   $125,881

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

         On August 18, 1999, the IURC issued a generic order which established new guidelines for the recovery of purchased power costs through fuel adjustment clauses. The IURC ruled that each utility had to establish a "benchmark" which is the utility's highest on-system fuel cost per kilowatt-hour (kwh) during the most recent annual period. The IURC stated that if the weekly average of a utility's purchased power costs were less than the "benchmark," these costs per kwh should be considered net energy costs which are presumed "fuel costs included in purchased power." If the weekly average of a utility's purchased power costs exceeded the "benchmark," the utility would need to submit additional evidence demonstrating the reasonableness of these costs. The Office of Utility Consumer Counselor (OUCC) has appealed the August 18, 1999 order to the Indiana Court of Appeals. All briefs have been filed and the case is pending Court decision.

GAS COST ADJUSTMENT CLAUSE. All metered gas sales rates contain an adjustment factor, which reflects the increases and decreases in the cost of purchased gas, contracted gas storage and storage transportation charges. Each gas cost adjustment factor is subject to a monthly, quarterly, semi-annual or annual hearing by the state Commissions and remains in effect for a one-month, three-month, six-month or twelve-month period. On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the new procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing.

         If the statutory requirement relating to the level of return for the gas utilities is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given one-month, three-month, six-month or twelve-month period will be included in a future filing. Any under-recovery or over-recovery is recorded as a current asset or current liability until such time it is billed or refunded to customers.

         Northern Indiana's gas cost adjustment factor includes a gas cost incentive mechanism (GCIM) which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

NATURAL GAS IN STORAGE. Both the last-in, first-out (LIFO) inventory methodology and the weighted average methodology are used to value natural gas in storage. Based on the average cost of gas purchased under the LIFO method in March 2000 and December 1999, the estimated replacement cost of gas in storage (current and non-current) at March 31, 2000 and December 31, 1999 exceeded the stated LIFO cost by $42.9 million and $48.9 million, respectively. Inventory valued using LIFO was $21.0 million and $23.0 million at March 31, 2000 and December 31, 1999, respectively. Inventory valued using the weighted average methodology was $22.7 million and $40.8 million at March 31, 2000 and December 31, 1999, respectively.

ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES. NiSource is exposed to commodity price risk in its natural gas and electric operations. A variety of commodity-based derivative financial instruments are utilized to reduce this price risk. When these derivatives are used to reduce price risk in non-trading operations such as activities in gas supply for regulated gas utilities, certain customer choice programs for residential customers and other retail customer activity, gains and losses on these derivative financial instruments are deferred as assets and liabilities and are recognized in earnings concurrent with the disposition of the underlying physical commodity. In certain circumstances, a derivative financial instrument will serve to hedge the acquisition cost of natural gas injected into storage. In this situation, the gain or loss on the derivative financial instrument is deferred as part of the cost basis of gas in storage and recognized upon the ultimate disposition of the gas. If a derivative financial instrument contract is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative financial instrument is terminated for other economic reasons, any gains or losses as of the termination date is deferred and recorded when the associated transaction or forecasted transaction affects earnings.

         NiSource also uses derivative financial instruments in connection with trading activities at its power trading and certain gas marketing and trading operations. These derivatives, along with the related physical contracts, are recorded at fair value pursuant to Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." Because the majority of our trading activities started in 1999, the impact of adopting EITF Issue No. 98-10 on January 1, 1999 was insignificant. Transactions related to utility system load management do not qualify as a trading activity under EITF Issue No. 98-10 and are accounted for on an accrual basis. NiSource refers to this activity as Power Marketing.

IMPACT OF ACCOUNTING STANDARDS. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" in June 1999. Statement No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that a company recognize those items as assets or liabilities in the balance sheet and measure them at fair value. The standard also suggests in certain circumstances commodity based contracts may qualify as derivatives. Special accounting within this Statement generally provides for matching of the timing of gain or loss recognition of derivative instruments qualifying as a hedge with the recognition of changes in the fair value of the hedged asset or liability through earnings, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Statement also provides that the effective portion of a hedging instrument's gain or loss on a forecasted transaction be initially reported in other comprehensive income and subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Unless those specific hedge accounting criteria are met, SFAS No. 133 requires that changes in derivatives' fair value be recognized currently in earnings.

         SFAS No. 133, as amended by SFAS No. 137, is not effective for NiSource until January 1, 2001. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS No. 133, as amended, to (1) all hybrid instruments, (2) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1997, or
(3) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1998. NiSource anticipates adopting SFAS No. 133 on January 1, 2001, but has not yet determined the impact or method of adoption. The fair value of derivatives used in price risk management are described in "Risk Management Activities." The fair value of these derivatives would be recognized as assets or liabilities on the balance sheet consistent with the current accounting treatment for certain freestanding derivatives. NiSource has not yet quantified the other effects of adopting SFAS No. 133 on its financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

REGULATORY ASSETS. The Utilities' operations are subject to the regulation of the appropriate state commission and, in the case of the Energy Utilities, the FERC. Accordingly, the Utilities' accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The Utilities monitor changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of their operations. As of March 31, 2000, and December 31, 1999, the regulatory assets identified below represent probable future revenues to the Utilities as these costs are recovered through the rate-making process. If a portion of the Utilities' operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period.

Regulatory assets were comprised of the following items:


                                                                March 31,     December 31,
(Dollars in thousands)                                           2000            1999
                                                               --------       ------------
Unamortized reacquisition premium on debt (see Note 16)        $ 38,841         $ 39,719
Unamortized R. M. Schahfer Unit 17 and Unit 18 carrying
    charges and deferred depreciation (see below)                57,057           58,111
Bailly scrubber carrying charges and deferred depreciation
    (see below)                                                   7,776            8,010
Deferral of SFAS No. 106 expense not  recovered (see Note 8)     74,074           75,527
FERC Order No. 636 transition costs                              11,150           13,728
Regulatory income tax asset, net                                 26,392           24,941
Other                                                            12,735           12,843
                                                               --------         --------
                                                                228,025          232,879
                                                               --------         --------
Less: Current portion of regulatory assets                       21,667           24,245
                                                               --------         --------
                                                               $206,358         $208,634
                                                               ========         ========


CARRYING CHARGES AND DEFERRED DEPRECIATION. Upon completion of R. M. Schahfer Units 17 and 18, Northern Indiana capitalized the carrying charges and deferred depreciation in accordance with orders of the IURC until the cost of each unit was allowed in rates. Such carrying charges and deferred depreciation are being amortized over the remaining life of each unit.

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

INVESTMENTS IN REAL ESTATE. A series of affordable housing projects are held as investments and accounted for using the equity method. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Investments, at equity, include $32.2 million and $33.3 million relating to affordable housing projects at March 31, 2000 and December 31, 1999, respectively.

INCOME TAXES. The liability method of accounting is used for income taxes under which deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities. Deferred investment tax credits are being amortized over the life of the related property.

(3) ACQUISITIONS. On February 12, 1999, the acquisition of BSG was completed for approximately $560.1 million in cash and NiSource common shares. The $237.7 million cash portion was partially financed by the issuance of

Corporate Premium Income Equity Securities (Corporate PIES) and partially financed by the issuance of the Puttable Reset Securities (PURS). The acquisition was accounted for as a purchase, and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

On a pro forma basis, NiSource's consolidated results of operations for the three months and twelve months ended March 31, 1999, including BSG, would have been:

                                                   UNAUDITED

      (Dollars in thousands)             Three Months      Twelve Months
                                         ------------      -------------

      Operating revenue                  $  966,113         $   3,382,538
      Operating income                   $  164,382         $     443,153
      Net income                         $   79,746         $     182,342


         Pro forma adjustments primarily reflect adjustments for the addition of the plant acquisition adjustment and intangible assets, the issuance of the applicable Corporate Premium Income Equity Securities and additional income taxes, as if the acquisition had occurred on January 1, 1999 for the three month results and on April 1, 1998 for the twelve month results.

         On April 1, 1999, NiSource acquired the stock of TPC, a Houston-based natural gas marketing and storage company, for approximately $150 million in cash. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets and liabilities acquired based on their estimated fair values, including estimates with respect to the tax bases of certain assets acquired. As a result of the TPC acquisition, NiSource had an indirect investment in the amount of $126.0 million, representing a 77.3% interest in MHP, the leading developer, owner and operator of high deliverability salt cavern natural gas storage capacity. During the fourth quarter of 1999, NiSource purchased the remaining interests in MHP. On a pro forma basis the impact to operating income and net income to the three-month and twelve-month periods ended March 31, 2000 was not significant.


(4) NESI ENERGY MARKETING CANADA LTD. LITIGATION: On October 31, 1996, NiSource's subsidiary NiSource Energy Services Canada Ltd. (NESI Canada) acquired 70% of the outstanding shares of Chandler Energy Inc., a gas marketing and trading company located in Calgary, Alberta, and subsequently renamed it NESI Energy Marketing Canada Ltd. (NEMC). Between November 1 and November 27, 1996, gas prices in the Calgary market increased dramatically. As a result, NEMC was selling gas, pursuant to contracts entered into prior to the acquisition date, at prices substantially below its costs to acquire such gas. On November 27, 1996, NEMC ceased doing business and sought protection from its creditors under the Companies' Creditors Arrangement Act, a Canadian corporate reorganization statute. NEMC was declared bankrupt as of December 12, 1996.

         Certain creditors of NEMC have filed claims in the Canadian courts against NiSource, Capital Markets, NI Energy Services, Inc. and NESI Canada, alleging certain misrepresentations relating to NEMC's financial condition and claiming damages. In addition, certain creditors of NEMC have, through the Canadian bankruptcy court, asserted fraudulent transfer and other claims against NiSource, Capital Markets, NI Energy Services, Inc., NESI Canada and the directors of NEMC. NiSource intends to vigorously defend against such claims and any other claims seeking to assert that any party other than NEMC is responsible for NEMC's liabilities. Management believes that any loss relating to NEMC will not be material to the financial position or results of operations of NiSource.

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

         As of March 31, 2000, a reserve of approximately $23.7 million has been recorded to cover probable corrective actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other PRPs and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any corrective actions required, after consideration of insurance coverages, contributions from other PRPs and rate recovery, will not have a material effect on its financial position or results of operations.

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

NITROGEN OXIDES. During 1998, the Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana must issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups, including utilities. On May 25, 1999, the United States Court of Appeals for the D.C. Circuit issued an order staying the NOx SIP call rule's September 30, 1999 deadline for the state submittals until further order of the court. In a March 3, 2000 decision, the United States Court of Appeals for the D.C. Circuit ruled largely in favor of EPA's regional NOx plan. An appeal of this decision is expected. The State of Indiana in February 2000 proposed a moderate NOx control plan designed to address Indiana's ozone nonattainment areas and regional ozone transport. Any NOx emission limitations resulting from these actions could be more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. NiSource is evaluating the court decision and any potential requirements that could result from the rules as implemented by the State of Indiana. NiSource believes that the costs relating to compliance with the new standards may be substantial, but such costs are dependent upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana is continuing its programs to reduce NOx emissions and NiSource will continue to closely monitor developments in this area.

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

         Under a 1991 law enacted by the Indiana legislature, a water utility may petition the IURC for prior approval of its plans and estimated expenditures required to comply with the provisions of, and regulations under, the Federal Clean Water Act and SDWA. Upon obtaining such approval, a water utility may include such costs in its rate base for rate-making purposes, to the extent of its estimated costs as approved by the IURC, and recover its costs of developing and implementing the approved plans if statutory standards are met. The capital costs for such new systems, equipment or facilities or modifications of existing facilities may be included in a water utility's rate base upon completion of construction of the project or any part thereof. Such an addition to rate base, however, would effect a change in water rates. NiSource's principal water utility, Indianapolis Water Company (IWC), has agreed to a moratorium on water rate increases until 2002. Therefore, recovery of any increased costs discussed above may not be timely.


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

         To the extent certain deferred income taxes of the Utilities are recoverable or payable through future rates, regulatory assets and liabilities have been established. Regulatory assets are primarily attributable to undepreciated allowance for funds used during construction-equity (AFUDC) and the cumulative net amount of other income tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate-making process. Regulatory liabilities are primarily attributable to the Utilities' obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal income tax rate currently being credited to ratepayers using the average rate assumption method and unamortized deferred investment tax credits.

The components of the net deferred income tax liability at March 31, 2000 and December 31, 1999, were as follows:


                                                    March 31,     December 31,
(Dollars in thousands)                                2000           1999
                                                   -----------    -----------
Deferred tax liabilities--
     Accelerated depreciation and other
     property differences                          $ 1,124,265    $ 1,129,011
     AFUDC-equity                                       29,563         31,274
     Adjustment clauses                                  1,898         16,730
     Other regulatory assets                            27,085         27,616
     Prepaid pension and other benefits                 64,829         64,853
     Reacquisition premium on debt                      15,573         15,919
Deferred tax assets--
    Deferred investment tax credits                    (36,351)       (36,650)
    Removal costs                                     (174,803)      (171,645)
    Other postretirement/postemployment benefits       (59,178)       (58,645)
    Other, net                                         (25,260)       (27,300)
                                                   -----------    -----------
                                                       967,621        991,163
Less: Deferred income taxes related to current
    assets and liabilities                             (22,457)        (7,519)
                                                   -----------    -----------
Deferred income taxes--noncurrent                  $   990,078    $   998,682
                                                   ===========    ===========



Federal and state income taxes as set forth in the Consolidated Statements of Income were comprised of the following:


                                    Three Months            Twelve Months
                                   Ended March 31,         Ended March 31,
                               ----------------------    ----------------------
(Dollars in thousands)           2000          1999         2000         1999
                               ---------    ---------    ---------    ---------
Current income taxes -
 Federal                       $  63,462    $  63,513    $  91,848    $ 121,276
 State                             9,717       10,224       13,624       18,421
                               ---------    ---------    ---------    ---------
                                  73,179       73,737      105,472      139,697
                               ---------    ---------    ---------    ---------
Deferred income taxes, net -
 Federal                         (21,557)     (24,789)      (4,645)     (17,409)
 State                            (1,828)      (2,139)         297       (1,420)
                               ---------    ---------    ---------    ---------
                                 (23,385)     (26,928)      (4,348)     (18,829)
                               ---------    ---------    ---------    ---------
Deferred investment tax
credits, net                      (1,910)      (1,887)      (7,714)      (7,427)
                               ---------    ---------    ---------    ---------
   Total income taxes          $  47,884    $  44,922    $  93,410    $ 113,441
                               =========    =========    =========    =========

A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:


                                                                 Three Months              Twelve Months
                                                                Ended March 31,            Ended March 31,
                                                            ----------------------    ----------------------
(Dollars in thousands)                                         2000         1999         2000         1999
                                                            =========    =========    =========    =========
Net income                                                  $  79,616    $  76,559    $ 163,471    $ 209,723
Add - Income taxes                                             47,884       44,922       93,410      113,441
      Dividend requirements on preferred stocks
      of subsidiaries                                           2,034        2,116        8,252        8,487
                                                            ---------    ---------    ---------    ---------
Income before preferred dividend requirements of
   subsidiaries and income taxes                            $ 129,534    $ 123,597    $ 265,133    $ 331,651
                                                            =========    =========    =========    =========
  Amount derived by multiplying pre-tax
    income by the statutory rate                            $  45,337    $  43,259    $  92,797    $ 116,078

Reconciling items multiplied by the statutory rate:
  Book depreciation over related tax depreciation                 918          969        3,883        3,963
  Amortization of deferred investment tax credits              (1,910)      (1,887)      (7,714)      (7,427)
  State income taxes, net of federal income tax benefit         4,488        4,507        9,153       10,554
  Reversal of deferred taxes provided at rates in excess
   of the current federal income tax rate                        (919)        (721)      (5,655)      (5,922)
  Low-income housing credits                                   (1,267)      (1,128)      (4,651)      (4,008)
  Nondeductible amounts related to amortization of
   intangible assets and plant acquisition adjustments            619          619        2,476        2,506
  Other, net                                                      618         (696)       3,121       (2,303)
                                                            ---------    ---------    ---------    ---------
    Total income taxes                                      $  47,884    $  44,922    $  93,410    $ 113,441
                                                            =========    =========    =========    =========


(7) PENSION PLANS: Noncontributory, defined benefit retirement plans cover the majority of employees. Benefits under the plans reflect the employees' compensation, years of service and age at retirement.

The change in the benefit obligation for 1999 and 1998 was as follows:

(Dollars in thousands)                                    1999         1998
                                                       ---------    ---------
Benefit obligation at beginning of year (January 1,)   $ 949,039    $ 875,756
Service cost                                              19,811       17,093
Interest cost                                             69,610       60,686
Plan amendments                                             --         14,655
Actuarial (gain) loss                                    (60,108)      38,773
Acquisition of Bay State                                  78,684         --
Benefits paid                                            (66,687)     (57,924)
                                                       ---------    ---------
Benefit obligation at end of the year (December 31,)   $ 990,349    $ 949,039
                                                       =========    =========

The change in the fair value of the plans' assets for the years 1999 and 1998 was as follows:


(Dollars in thousands)                                            1999           1998
                                                              -----------    -----------
Fair value of plan assets at beginning of year (January 1,)   $   987,030    $   924,857
Actual return on plan assets                                      170,814         85,254
Employer contributions                                             42,641         34,843
Acquisition of Bay State                                           92,070           --
Benefits paid                                                     (66,687)       (57,924)

                                                              -----------    -----------
Plan assets at fair value at end of the year (December 31,)   $ 1,225,868    $   987,030
                                                              ===========    ===========


         The plans' assets are invested primarily in common stocks, bonds and notes.

The plans' funded status as of December 31, 1999 and 1998 is as follows:


(Dollars in thousands)                          1999         1998
                                              ---------    ---------

Plan assets in excess of benefit obligation   $ 235,519    $  37,991
Unrecognized net actuarial loss                (150,984)     (10,938)
Unrecognized prior service cost                  55,662       57,193
Unrecognized transition amount                   22,113       26,813
                                              ---------    ---------
Prepaid pension costs                         $ 162,310    $ 111,059
                                              =========    =========


         The benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula which considers expected future salary increases. Discount rates of 7.75% and 7.00% and rates of increase in compensation levels of 4.5% and 4.5% were used to determine the benefit obligations at December 31, 1999 and 1998, respectively.

         Prepaid pension costs were $176.0 million at March 30, 2000 and are reported under the captions "Prepayments and Other" in the Consolidated Balance Sheets.

The following items are the components of provisions for pensions for the three-month and twelve-month periods ended March 31, 2000 and March 31, 1999:


                                            Three Months           Twelve Months
                                          Ended March 31,          Ended March 31,
                                        --------------------    --------------------
(Dollars in thousands)                    2000        1999        2000        1999
                                        --------    --------    --------    --------
Service costs                           $  5,228    $  5,419    $ 19,620    $ 15,993
Interest costs                            18,876      17,214      71,272      56,116
Expected return on plan assets           (25,966)    (22,995)    (98,199)    (76,413)
Amortization of transition obligation      1,472       1,479       6,162       4,940
Amortization of prior service costs        1,580       1,587       6,503       4,242
Amortization of gain/loss                   (720)       --          (720)       --
                                        --------    --------    --------    --------
                                        $    470    $  2,704    $  4,638    $  4,878
                                        ========    ========    ========    ========


Assumptions used in the valuation and determination of 2000 and 1999 pension expense were as follows:

                                                       2000        1999
                                                      ------       -----

Discount rate                                          7.75%       7.00%
Rate of increase in compensation levels                4.50%       4.50%
Expected long-term rate of return on assets            9.00%       9.00%


         Certain union employees participate in industry-wide, multi-employer pension plans which provide for monthly benefits based on length of service. Specified amounts per compensated hour for each employee are contributed to the trustees of these plans. Contributions of $0.4 million and $2.5 million were made to these plans for the three-month and twelve-month periods ended March 31, 2000, respectively. The relative position of each employer participating in these plans with respect to the actuarial present value of accumulated plan benefits and net assets available for benefits is not available.


(8) POSTRETIREMENT BENEFITS: NiSource provides certain health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for NiSource.

         The expected cost of such benefits is accrued during the employees' years of service. Current rates include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. Cash contributions are remitted to grantor trusts.

The following table sets forth the change in the plans' accumulated postretirement benefit obligation (APBO) as of December 31, 1999 and 1998:

(Dollars in thousands)                               1999         1998
                                                   ---------    ---------

Accumulated postretirement benefit obligation at
beginning of year (January 1,)                     $ 240,601    $ 223,908
Service cost                                           5,531        5,249
Interest cost                                         18,101       15,793
Participant contributions                              1,204         --
Plan amendments                                         --           (283)
Actuarial (gain) loss                                (17,627)       8,453
Acquisition of Bay State                              23,205         --
Benefits paid                                        (17,116)     (12,519)
                                                   ---------    ---------
Accumulated postretirement benefit obligation
at end of the year (December 31,)                  $ 253,899    $ 240,601
                                                   =========    =========


The change in the fair value of the plan assets for the years 1999 and 1998 is as follows:

(Dollars in thousands)                                           1999       1998
                                                              --------    --------
Fair value of plan assets at beginning of year (January 1,)   $  2,903    $  2,400
Actual return of plan assets                                     2,521       1,103
Employer contributions                                          13,877      10,637
Participant contributions                                        1,204       1,282
Acquisition of Bay State                                        26,620        --
Benefits paid                                                  (17,116)    (12,519)
                                                              --------    --------
Plan assets at fair value at end of the year (December 31,)   $ 30,009    $  2,903
                                                              ========    ========


Following is the funded status for postretirement benefits as of December 31, 1999 and 1998:

(Dollars in thousands)                            1999         1998
                                                ---------    ---------

Funded status                                   $(223,890)   $(237,698)
Unrecognized net actuarial gain                  (106,161)     (87,087)
Unrecognized prior service cost                     3,550        3,873
Unrecognized transition amount                    167,322      164,436
                                                ---------    ---------
Accrued liability for postretirement benefits   $(159,179)   $(156,476)
                                                =========    =========


         In order to determine the APBO at December 31, 1999, a discount rate of 7.75% and a pre-Medicare medical trend rate of 6% to a long-term rate of 5% was used, and at December 31, 1998, a discount rate of 7% and a pre-Medicare medical trend rate of 7% declining to a long-term rate of 5% was used. The accrued liability for postretirement benefits was $166.8 million at March 31, 2000.

Net periodic postretirement benefit costs, before consideration of the rate-making discussed previously, for the three-month and twelve-month periods ended March 31, 2000 and March 31, 1999, include the following components:

                                           Three Months            Twelve Months
                                          Ended March 31,         Ended March 31,
                                        --------------------    ---------------------
(Dollars in thousands)                    2000        1999        2000        1999
                                        --------    --------    --------    --------
Service costs                           $  1,521    $    996    $  4,716    $  5,058
Interest costs                             4,980       4,510      14,687      16,230
Expected return on plan assets              (580)       (379)       (462)       (545)
Amortization of transition obligation      3,215       3,041      10,922      11,857
Amortization of prior service costs           86          86         279         333
Amortization of (gain) loss               (1,412)     (1,176)     (5,792)     (5,530)
                                        --------    --------    --------    --------
                                        $  7,810    $  7,078    $ 24,350    $ 27,403
                                        ========    ========    ========    ========


Assumptions used in the determination of 2000 and 1999 net periodic postretirement benefit costs were as follows:

                                                           2000       1999
                                                          -------   --------

Discount rate                                              7.75%      7.00%
Rate of increase in compensation levels                    4.50%      4.50%
Assumed annual rate of increase in health care benefits    7.00%      7.00%
Assumed ultimate trend rate                                5.00%      5.00%


          The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the APBO at January 1, 2000 by approximately $6.4 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.3 million for the three-month period ended March 31, 2000. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the APBO at January 1, 2000 by approximately $5.3 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $1.0 million for the three-month period ended March 31, 2000. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

(9) AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS:

      NISOURCE -
       20,000,000 shares-Preferred-without par value

       4,000,000 of NiSource's Series A Junior Participating Preferred Shares are reserved for issuance pursuant to the Share Purchase Rights Plan described in Note 14, Common Shares.

     NORTHERN INDIANA -
       2,400,000 shares - Cumulative Preferred - $100 par value
       3,000,000 shares - Cumulative Preferred - no par value
       2,000,000 shares - Cumulative Preference - $50 par value (none outstanding) 3,000,000 shares - Cumulative Preference - no par value (none issued)
     INDIANAPOLIS WATER COMPANY (IWC)-
       300,000 shares - Cumulative Preferred - $100 par value

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


(10) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF THE ISSUER:


                                                                                      Redemption
                                                                                       Price at
                                                        March 31,  December 31,        March 31,
(Dollars in thousands)                                    2000        1999               2000
                                                        --------   -----------        ----------
NORTHERN INDIANA PUBLIC SERVICE COMPANY:
  CUMULATIVE PREFERRED STOCK -  $100 PAR VALUE -
    4-1/4% series - 209,035 shares outstanding          $ 20,903   $  20,903           $101.20
    4-1/2% series - 8,000 shares outstanding               8,000       8,000           $100.00
    4.22% series - 106,198 shares outstanding             10,620      10,620           $101.60
    4.88% series - 100,000 shares outstanding             10,000      10,000           $102.00
    7.44% series - 41,890 shares outstanding               4,189       4,189           $101.00
    7.50% series - 34,842 shares outstanding               3,484       3,484           $101.00
    Premium on preferred stock                               254         254               N/A
  CUMULATIVE PREFERRED STOCK - NO PAR VALUE -
    Adjustable rate (6.00% at March 31, 2000),
      Series A (stated value $50 per share) 473,285
      shares outstanding                                  23,664      23,664           $ 50.00
INDIANAPOLIS WATER COMPANY:
  CUMULATIVE PREFERRED STOCK- $100 PAR VALUE
    4% to 5%, 25,166 shares outstanding                    2,517       4,497   $100.00-$105.00
                                                       ---------   ---------
                                                       $  83,631   $  85,611
                                                       =========   =========


         During the period April 1, 1999 to March 31, 2000, there were no additional issuances of the above preferred stocks. The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of the issuer at the redemption prices shown.

(11) PREFERRED STOCKS, REDEMPTION OUTSIDE CONTROL OF ISSUER:

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of issuer, excluding sinking fund payments due within one year were as follows:

                                                      March 31,    December 31,
(Dollars in thousands)                                  2000          1999
                                                     ----------    ------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
  CUMULATIVE PREFERRED STOCK -$100 PAR VALUE -
    8.85% series - 25,000 shares outstanding         $    2,500     $ 3,750
    7-3/4% series - 27,798 shares outstanding             2,780       2,780
    8.35% series - 45,000 shares outstanding              4,500       4,500
  CUMULATIVE PREFERRED STOCK -NO PAR VALUE -
    6.50% series - 430,000 shares outstanding            43,000      43,000
                                                     ----------     -------
                                                     $   52,780     $54,030
                                                     ==========     =======


The redemption prices at March 31, 2000, as well as sinking fund provisions, for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:


                                                            Sinking Fund or
 Series            Redemption Price Per Share        Mandatory Redemption Provisions
 ------            --------------------------        -------------------------------
Cumulative preferred stock -$100 par value -
       8.85%       $100.37, reduced periodically     12,500 shares on or before April 1.

       7-3/4%      $103.88, reduced periodically     2,777 shares on or before December 1;
                                                       noncumulative option to double amount each year.

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



Sinking fund requirements with respect to redeemable preferred stocks outstanding at March 31, 2000 for each of the twelve-month periods subsequent to March 31, 2001, were as follows:

            Twelve Months Ended March 31,            (Dollars in thousands)
            -----------------------------            ----------------------

                  2002                                        $   1,828
                  2003                                        $  44,828
                  2004                                        $     578
                  2005                                        $     878


         Sinking fund payments due within one year are reported under the caption "Other accruals" in the Consolidated Balance Sheets.

(12) COMMON DIVIDEND: NiSource's ability to pay dividends depends upon dividends it receives from Northern Indiana. Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At March 31, 2000, Northern Indiana had approximately $149.0 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.


(13) EARNINGS PER SHARE: Basic earnings per share were computed by dividing net income by the average number of common shares outstanding during the period. The diluted earnings per share calculation include the dilutive effects of the various long-term incentive compensation plans, and the equity forward share purchase contract into common shares.

The net income, preferred dividends and shares used to compute basic and diluted earnings per share is presented in the following table:


                                                                      Three Months                 Twelve Months
                                                                     Ended March 31,           Ended  March 31,
                                                               ---------------------------   ---------------------------
(Dollars in thousands, except per share amounts)                   2000           1999           2000           1999
                                                               ------------   ------------   ------------   ------------
BASIC
Weighted Average Number of Common Shares Outstanding            124,304,233    122,646,186    124,750,826    120,475,670
                                                               ============   ============   ============   ============

Net Income to be Used to Compute Basic Earnings per Share:
Net Income                                                     $     79,616   $     76,559   $    163,471   $    209,723
                                                               ============   ============   ============   ============
Basic Earnings per Average Common Share                        $       0.64   $       0.62   $       1.31   $       1.74
                                                               ============   ============   ============   ============

DILUTED
Weighted Average Number of Common Shares Outstanding            124,304,233    122,646,186    124,750,826    120,475,670

Dilutive Shares                                                   3,846,131        699,796      1,710,501        770,512
                                                               ------------   ------------   ------------   ------------
                                                                                             ------------   ------------
Weighted Average Shares                                         128,150,364    123,345,982    126,461,327    121,246,182
                                                               ============   ============   ============   ============

Net Income to be Used to Compute Diluted Earnings per Share:
Net Income                                                     $     79,616   $     76,559   $    163,471   $    209,723
                                                               ============   ============   ============   ============
Diluted Earnings per Average Common Share                      $       0.62   $       0.62   $       1.29   $       1.72
                                                               ============   ============   ============   ============


(14) COMMON SHARES: As of March 31, 2000 the Company has 400,000,000 of authorized common shares without par value. All references to numbers of common shares reported, including per share amounts and stock option data, have been adjusted to reflect the two-for-one stock split paid February 20, 1998.

SHARE PURCHASE RIGHTS PLAN. On February 17, 2000, the Board of Directors of NiSource adopted a new Share Purchase Rights Plan which has substantially the same terms as an existing Share Purchase Rights Plan. Each Right, when exercisable, would initially entitle the holder to purchase from NiSource one one-hundredth of a share of Series A Junior Participating Preferred Share, without par value, at a price of $60 per one one-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of NiSource's outstanding shares, or merged into NiSource or merged NiSource into the acquirer, the Rights would entitle the holders to purchase NiSource's or the acquirer's common shares for one-half of the market price. The Rights will not dilute NiSource's common shares nor affect earnings per share unless they become exercisable for common shares. The Plan was not adopted in response to any specific attempt to acquire control of NiSource. The Rights are not currently exercisable.

COMMON SHARE REPURCHASES. The Board has authorized the repurchase of 62.1 million common shares, subject to certain limits. At March 31, 2000, approximately 58.3 million shares had been repurchased at an average price of $16.95 per share.

EQUITY FORWARD SHARE PURCHASE CONTRACT. During the second quarter of 1999, a forward purchase contract was entered into covering the purchase of up to 5% of NiSource's outstanding common shares. At the end of each quarterly period during the term of the forward purchase contract, NiSource has the option, but not the obligation, to settle the forward purchase contract with respect to all or a portion of the common shares held by the counterparty. As of December 31, 1999, the counterparty informed NiSource that approximately 5.6 million shares had been purchased at a weighted average cost of $26.90 per share. NiSource has the option to settle with the counterparty by means of physical, net cash or net share settlement. On a quarterly basis, NiSource will pay the counterparty a fee based on the amount paid for common shares purchased by the counterparty, and the counterparty will remit dividends received on shares owned. All such amounts paid and remitted under the contract are reflected in equity contract costs of common shareholders' equity. The net amount was a charge of $0.7 million and $1.0 million for the three-month and twelve month periods ended March 31, 2000.

         NiSource will be obligated to settle the forward purchase contract with respect to all the remaining common shares in May 2003, or under certain circumstances after an extension period of up to six months, at NiSource's option. As of March 31, 2000, the nominal amount and fair value of the equity forward purchase contract was approximately $150 million and $94 million, respectively.


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

         At March 31, 2000, there were 805,836 shares reserved for future awards under the 1994 Plan. The Plans permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at March 31, 2000. Under the Plans, the exercise price of each option equals the market price of common stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

         In connection with the acquisition of BSG (see Note 3), all outstanding BSG nonqualified stock options were replaced with NiSource nonqualified stock options. The replacement of such options did not change their original vesting provisions, terms or fair values. Information regarding these options can be found in the following tables about changes in nonqualified stock options under the caption "converted."

Stock appreciation rights (SARs) may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, common shares, or a combination thereof. There were no SARs outstanding at March 31, 2000. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapsed on January 27, 2000 and vested at 116% of the number awarded, due to attaining specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1998 lapsed two years from date of grant and vested at 100% of the number awarded. Restrictions on shares awarded in 2000 lapse three years from date of grant and vesting may vary from 0% to 200% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 683,500 and 513,500 restricted shares outstanding at March 31, 2000 and December 31, 1999, respectively.

         On January 29, 2000, the Board of Directors of NiSource approved certain additional amendments to the 1994 Plan. The amended and restated 1994 Plan would provide for the number of common shares subject to the plan to increase from 5.0 million to 11.0 million, and would permit contingent stock awards and dividend equivalents payable on grants of options, SARs, performance units and contingent stock awards. The amended and restated 1994 Plan is subject to shareholder approval at the 2000 Annual Meeting of Shareholders of NiSource.

         The Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 200,000 common shares to nonemployee directors. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows for the award of nonqualified stock options, subject to immediate vesting in the event of the director's death or disability, or a change in control of NiSource. If a director's service on the Board is terminated for any reason other than retirement at or after age seventy, death or disability, any common shares not vested as of the date of termination are forfeited. As of March 31, 2000, 75,000 shares had been issued under the Plan.

         These plans are accounted for under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for nonqualified stock options. The compensation cost that was charged against net income for restricted stock awards was $1.3 million and $0.7 million for the three-month and $4.1 million and $2.1 million for the twelve-month periods ended March 31, 2000 and 1999, respectively.

Had compensation cost for nonqualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," net income and earnings per average common share would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share data)


                                       Three Months           Twelve Months
                                     Ended March 31,          Ended March 31,
                                  -------------------     ----------------------
                                    2000       1999         2000        1999
                                  --------   --------     --------   -----------

NET INCOME:
 As reported                      $ 79,616   $ 76,559      $163,471   $ 209,723
 Pro forma                        $ 79,079   $ 76,152      $161,688   $ 208,408

EARNINGS PER AVERAGE COMMON SHARE:
 Basic:
 --------
   As reported                    $   0.64   $   0.62      $   1.31    $   1.74
   Pro forma                      $   0.63   $   0.62      $   1.29    $   1.72

 Diluted:
 ----------
   As reported                    $   0.62   $   0.62      $   1.29    $   1.72
   Pro forma                      $   0.61   $   0.61      $   1.27    $   1.71

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998:

                                         2000         1999         1998
                                        ------       ------       ------

Interest Rate                            6.60%        5.87%        5.29%
Expected Dividend Yield                 $1.08        $1.02        $0.96
Expected Life (in years)                 5.4          5.25         5.4
Volatility                              28.98%       15.72%       13.09%


Changes in outstanding shares under option and SARs for the three-month and twelve-month periods ended March 31, 2000 and March 31, 1999 were as follows:


                                               NONQUALIFIED STOCK OPTIONS
                                             -----------------------------------
                                              Weighted                  Weighted
                                              Average                    Average
                                              Option                     Option
Three Months Ended March 31,       2000        Price        1999          Price
----------------------------   ----------    ----------   ----------    --------
Balance, beginning of period    3,950,456    $    19.90    3,392,080    $  19.61
 Granted                          283,000         18.44         --          --
 Exercised                        (11,000)        16.22      (44,417)      16.61
 Canceled                          (5,000)        24.60       (1,500)      29.22
                               ----------                 ----------
Balance, end of period          4,217,456    $    19.81    3,346,163    $  18.69
                               ==========                 ==========
Shares exercisable              3,197,206    $    18.82    2,742,663    $  16.37
                               ==========                 ==========
Weighted average fair value
 of options granted             $    3.79
                                =========


                                           NONQUALIFIED STOCK OPTIONS
                               ---------------------------------------------------
                                              Weighted                   Weighted
                                              Average                     Average
                                               Option                      Option
Twelve Months Ended March 31,     2000         Price         1999          Price
-----------------------------  ----------    ----------   ----------    ----------
Balance, beginning of period    3,346,163    $    18.63    3,075,380    $    16.73
 Granted                        1,027,750         22.90      607,000         29.22
 Exercised                       (137,957)        13.38     (312,517)        16.69
 Canceled                         (18,500)        27.34      (23,700)        22.55
                               ----------                 ----------
Balance, end of period          4,217,456    $    19.81    3,346,163    $    18.69
                               ==========                 ==========
Shares exercisable              3,197,206    $    18.82    2,742,663    $    16.37
                               ==========                 ==========
Weighted average fair value
 of options granted            $     3.69                 $     4.28
                               ==========                 ==========

The following table summarizes information about nonqualified stock options at March 31, 2000:

     OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF MARCH 31, 2000


           Options Outstanding                                                      Options Exercisable
----------------------------------------------------------------------       -----------------------------------
                                               Weighted
                                                Average       Weighted
                                              Remaining        Average                                  Weighted
         Range of      Outstanding as of    Contractual       Exercise       Exercisable as of           Average
  Exercise Prices         March 31, 2000           Life          Price          March 31, 2000    Exercise Price
-----------------      -----------------    -------------  -----------       -----------------    --------------
    $ 8.53-$12.76                154,500            1.0         $10.46                 154,500            $10.46
    $12.77-$19.15              2,185,119            4.4         $16.13               1,902,119            $15.79
    $19.16-$28.74              1,285,337            8.5         $22.84                 548,087            $20.48
    $28.75-$29.22                592,500            8.3         $29.22                 592,500            $29.22
-----------------              ---------        -------      ---------       -----------------          --------
                               4,217,456            6.1         $19.81               3,197,206            $18.2


(16) LONG-TERM DEBT:


                                                                 March 31,     December 31,
(Dollars in thousands)                                              2000           1999
                                                                -----------    ------------
First mortgage bonds -
   Weighted average interest rate of 6.62%  and various
   maturities between May 1, 2001 and July 15, 2028             $   183,100    $   183,100

Pollution control notes and bonds-
   Weighted average interest rate of 3.91 and various
   maturities between October 1, 2003 and April 1, 2019             237,000        237,000

Medium-term notes -
   Weighted average interest rate of 7.12% and various
   maturities between August 15, 2001 and February 15, 2028       1,172,858      1,180,892

Subordinated Debentures -7-3/4%, due March 31, 2026                  75,000         75,000

Senior Notes Payable - 6.78%, due December 1, 2027                   75,000         75,000

Notes payable -
   Weighted average interest rate of 8.58% and various
   maturities between December 31, 2001 and September 1, 2031       181,848        196,704

Variable bank loans - interest rate of 7.48%, due
  August 7, 2003                                                      5,600         30,600

Unamortized premium and discount on long-term debt, net              (2,998)        (3,112)
                                                                -----------    -----------
Total long-term debt, excluding amounts due within one year     $ 1,927,408    $ 1,975,184
                                                                ===========    ===========

Sinking fund requirements and maturities of long-term debt outstanding at March 31, 2000 for the twelve-month periods subsequent to March 31, 2001, were as follows:

(Dollars in thousands)
          Twelve Months Ended March 31,             (Dollars in thousands)
          ----------------------------------------------------------------

                  2002                                     $ 83,027
                  2003                                     $138,802
                  2004                                     $136,697
                  2005                                     $116,947


         Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a return during the recovery period.

         The first mortgage bonds constitute a direct first mortgage lien upon certain utility property and franchises. Certain trust indentures require annual sinking or improvement payments amounting to .50% of the maximum aggregate amount outstanding. As permitted, this requirement has been satisfied by substituting a portion of permanent additions to utility plant.

         Northern Indiana is authorized to issue and sell up to $217,692,000 Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of March 31, 2000, $139.0 million of these medium-term notes had been issued with various interest rates and maturities.

         The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana that are owned by NiSource. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of NiSource, other than the assets of Northern Indiana, were approximately $3.3 billion at March 31, 2000.


(17) CURRENT PORTION OF LONG-TERM DEBT:

At March 31, 2000 and December 31, 1999, the current portion of long-term debt due within one year was as follows:

                                                       March 31,  December 31,
(Dollars in thousands)                                   2000         1999
                                                       ---------  ------------

Medium-term notes--
   Weighted average interest rate of 6.74%             $165,251     $166,254
Notes payable--
   Weighted average interest rate of 6.13%               18,716        4,467
Sinking funds due within one year                         3,000        3,000
Revolving Credit Agreement 5.75%, due March 17, 2001     25,000         --
                                                       --------     --------
   Total current portion of long-term debt             $211,967     $173,721
                                                       ========     ========

(18) SHORT-TERM BORROWINGS: NiSource and its subsidiaries may borrow under two five-year $100 million revolving credit agreements that terminate on September 23, 2003 and two 364-day $100 million revolving credit agreements that terminate on September 23, 2000. The 364-day agreements may be extended at expiration for additional periods of 364 days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for short-term periods. These agreements provide financing flexibility and working capital requirements and may be used to support the issuance of commercial paper. At March 31, 2000, there were no borrowings outstanding under these agreements.

         In addition, various NiSource subsidiaries maintain lines of credit for up to an aggregate of $199.9 million with lenders at either the lender's commercial prime or market lending rates. As of March 31, 2000, there were $30.6 million of borrowings outstanding under these lines of credit with a weighted average interest rate of 5.80%. As of December 31, 1999, there were $54.1 million of borrowings outstanding under these lines of credit.

         NiSource and its subsidiaries maintain money market lines of credit for up to $394.4 million. As of March 31, 2000, there were $121.5 million outstanding under these money market lines of credit with a weighted average interest rate of 6.57%. At December 31, 1999, there were $156.2 million of borrowings outstanding under these money market lines of credit.

         In September 1999, Capital Markets issued $160 million PURS in an underwritten public offering. The PURS are unsecured debentures of Capital Markets and rank equally with all other unsecured and unsubordinated debt of Capital Markets. The PURS are subject to a call option under which the underwriters may purchase all of the outstanding PURS from the holders on September 28, 2000. The net proceeds from the sale of the PURS and the call option of $162.4 million were used to refinance short-term indebtedness incurred in connection with the acquisition of BSG in February 1999. Until September 28, 2000, the PURS will accrue interest at a rate based on LIBOR plus 1.25%. On September 28, 2000, if the underwriters do not exercise their call option, Capital Markets will be obligated to repurchase all of the outstanding PURS. If the underwriters purchase all of the outstanding PURS pursuant to their call option, the interest rate will be reset to a fixed rate based on then current market rates plus a fixed margin and the PURS will remain outstanding until 2010.

At March 31, 2000 and December 31, 1999, short-term borrowings were as follows:


                                                               March 31,  December 31,
(Dollars in thousands)                                            2000        1999
                                                               ---------  ------------
Commercial paper--
   Weighted average interest rate of 6.12% at March 31, 2000   $252,850   $299,565
Notes payable--
   Weighted average interest rate of 6.25% at March 31, 2000    348,245    379,756
                                                               --------   --------
   Total short-term borrowings                                 $601,095   $679,321
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

         The Corporate PIES were offered as one unit comprised of two separable instruments. The first component consists of stock purchase contracts to purchase, four years from the date of issuance, common shares at a face value of $50. The second component consists of mandatorily redeemable preferred securities (Preferred Securities) which represent an undivided beneficial ownership interest in the assets of NIPSCO Capital Trust I (Capital Trust). The

Preferred Securities have a stated liquidation amount of $50. The sole assets of Capital Trust are subordinated debentures (Debentures) of Capital Markets that earn interest at the same rates as the Preferred Securities to which they relate, and certain rights under related guarantees by Capital Markets. The Preferred Securities have been pledged to secure the holders' obligation to purchase common shares under the stock purchase contracts.

         The face value of the stock purchase contracts is not recorded in the Consolidated Balance Sheet.

         The distributions paid on Preferred Securities are presented under the caption "minority interests" in NiSource's Consolidated Statements of Income. The amounts outstanding are presented under the caption "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company debentures" in NiSource's Consolidated Balance Sheet. At March 31, 2000, there were 6.9 million 5.9% Preferred Securities outstanding with Capital Trust assets of $345 million.

(20) OPERATING LEASES:

The following is a schedule, by years of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2000:

           Twelve Months Ended March 31,        (Dollars in thousands)
           ----------------------------         ---------------------

                  2001                               $  34,418
                  2002                               $  34,413
                  2003                               $  63,886
                  2004                               $  79,773
                  2005                               $  24,698
                  Later years                        $ 212,817
                                                     ---------
                  Total minimum payments required    $ 450,005
                                                     =========


The Consolidated Financial Statements include rental expense for all operating leases as follows:

                         March 31,      March 31,
(Dollars in thousands)    2000            1999
                         -------        ---------
Three months ended       $12,246        $ 9,307
Twelve months ended      $53,216        $27,968


(21) COMMITMENTS: NiSource expects that approximately $1.6 billion will be expended for construction purposes for the period from January 1, 2000 to December 31, 2004. Substantial commitments have been made in connection with this construction program.

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

         A ten-year agreement to outsource all data center, application development and maintenance, and desktop management expires in 2005. Annual fees under the agreement are approximately $20 million.

         Primary Energy, Inc. (Primary) arranges energy-related projects for large energy-intensive customers and offers such customers nationwide expertise in managing the engineering, construction, operation and maintenance of such projects. Through its subsidiaries, Primary has entered into agreements with several of NiSource's largest industrial customers, principally steel mills and a refinery, to service a portion of their energy needs. In order to serves its customers under the agreements, Primary, through its subsidiaries, has entered into certain operating lease commitments to lease these energy-related projects which have a combined capacity of 393 megawatts. NiSource, principally through Capital Markets, guarantees certain of Primary's obligations under each lease, which are included in the Operating Leases in Note 20.

         Primary has advanced approximately $49.7 million and $36.6 million, at March 31, 2000 and December 31, 1999, respectively, to the lessors of the energy-related projects discussed above. These net advances are included in "Other Receivables" in the Consolidated Balance Sheet and as a component of operating activities in the Consolidated Statement of Cash Flows.


(22) RISK MANAGEMENT ACTIVITIES: NiSource uses certain commodity-based derivative financial instruments to manage certain risks inherent in its business. NiSource's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. The open positions resulting from risk management activities are managed in accordance with strict policies which limit exposure to market risk and require daily reporting to management of potential financial exposure.

         NiSource uses futures contracts, options and swaps to hedge a portion of its price risk associated with its non-trading activities in gas supply for its regulated gas utilities, certain customer choice programs for residential customers and other retail customer activity. At March 31, 2000, NiSource had futures contracts representing the hedge of natural gas sales in the notional amount of 4.4 billion cubic feet (BCF) resulting in a deferred loss of $2.5 million.

         NiSource's trading operations includes the activities of its power trading business and non-affiliated transactions associated with TPC. NiSource employs a VaR model to assess the market risk of its energy trading portfolios. NiSource estimates the one-day VaR for both trading groups which utilize derivatives using either a Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.4, $1.3 and $0.02 million and $0.4, $1.3 and $0.01 million for the three-month and twelve-month periods ended March 31, 2000, respectively. The daily VaR for the gas trading portfolio on an average, high and low basis was $1.2, $4.9 and $0.5 million and $1.5, $4.9 and $0.4 million for the three-month and twelve-month periods ended March 31, 2000, respectively.

         Unrealized gains and losses on our portfolio are recorded as price risk management assets and liabilities. The market prices used to value price risk management activities reflect the best estimate of market prices considering various factors, including closing exchange and over-the-counter quotations and price volatility factors underlying the commitments. The accompanying financial statements reflect price risk management assets of $151.5 million and $90.7 million at March 31, 2000 and December 31, 1999, respectively; of which $148.3 million and $90.7 million were included in prepayments and other - current at March 31, 2000 and December 31, 1999, respectively. At March 31, 2000, $ 7.7 million was included in prepayments and other - long term. The accompanying financial statements also reflect price risk management liabilities (including net option premiums) of $174.1 million and $113.0 million which were included in other current liabilities at March 31, 2000 and December 31, 1999, respectively. At March 31, 2000, $ 1.6 million was included in other noncurrent liabilities. Power trading results are reflected on a net basis in the accompanying statement of income, consistent with the guidance in EITF Issue No. 98-10 with respect to the use of written options. NiSource has recorded a net profit of $2.8 million and $13.6 million as a component of electric revenues for the three-month and twelve-month periods ended March 31, 2000, respectively. Activities with respect to gas trading are reflected on a gross basis with revenues and cost of goods sold consistent with the physical nature of the trades. NiSource has recorded gas trading revenues and cost of goods sold of approximately $264 million and $258 million respectively, for the three-month period ended March 31, 2000, and $365 million and $371 million respectively, for the year ended December 31, 1999.


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

LONG-TERM DEBT/PREFERRED STOCK AND PREFERRED SECURITIES. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

The carrying values and estimated fair values of financial instruments were as follows:


                                                         March 31, 2000            December 31, 1999
                                                    ------------------------    -----------------------
                                                      Carrying    Estimated     Carrying     Estimated
 (Dollars in thousands)                                Amount     Fair Value     Amount      Fair Value
                                                    ------------------------    -----------------------
Investments                                          $   48,586   $   49,466   $   49,064   $   49,352
Long-term debt (including current portion)           $2,139,375   $1,980,529   $2,148,905   $1,992,348
Preferred stock (including current portion)          $  138,238   $  112,954   $  141,469   $  119,702
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Company debentures                          $  345,000   $  251,850   $  345,000   $  248,831


         A substantial portion of the long-term debt relates to utility operations. The Utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.


(24) CUSTOMER CONCENTRATIONS: The Utilities supply natural gas, electric energy and water. Natural gas and electric energy are supplied to the northern third of Indiana and natural gas is supplied in portions of Massachusetts, New Hampshire and Maine. The Water Utilities serve Indianapolis, Indiana, and surrounding areas. Although the Energy Utilities have a diversified base of residential and commercial customers, a portion of gas and a substantial portion of their electric industrial deliveries are dependent upon the basic steel industry.

The following table shows the basic steel industry percentage of gas revenue (including transportation services) and electric revenue for 2000 and 1999.

                                              Twelve Months     Twelve Months
                                              Ended March 31,    Ended March 31,
         Basic Steel Industry                    2000               1999
         --------------------                 --------------    ----------------

         Gas revenue percentage                   2%                    3%
         Electric revenue percentage             19%                   14%


(25) SEGMENTS OF BUSINESS: Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         There are four reportable operating segments: Gas Utilities, Electric, Water and Gas Marketing and Storage. The Gas segment includes regulated gas utilities which provide natural gas distribution and transportation services. The Electric segment is comprised principally of Northern Indiana, a regulated electric utility, which generates, transmits and distributes electricity. In addition, the Electric segment includes wholesale power marketing and trading operation which markets wholesale power to other utilities and electric power marketers. The Water segment includes regulated water utilities which provide distribution of water supply to the public. The Gas Marketing segment provides natural gas marketing, trading, storage and sales to wholesale and industrial customers.

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

         The following tables provide information about business segments. NiSource uses income before interest and income taxes as its primary measurement for each of the reported segments. NiSource makes decisions on finance, dividends and taxes at the corporate level. These topics are addressed on a consolidated basis. In addition, adjustments have been made to the segment information to arrive at information included in the results of operations and financial position. These adjustments include unallocated corporate assets, revenues and expenses and the elimination of intercompany transactions. The accounting policies of the operating segments are the same as those described in "Summary of Significant Accounting Policies."

                                                                                       Gas        Other
(Dollars in thousands)                         Gas                                  Marketing    Products   Corporate &
For the three months ended March 31, 2000    Utilities      Electric      Water     & Storage   & Services  Adjustments     Total
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                          $  479,250   $   256,384    $  22,950   $ 309,577  $  64,941   $ (65,553)   $ 1,067,549
Other Net                                   $    2,004   $       (21)   $     147   $     200  $   2,961   $  (2,014)   $     3,277
Depreciation and Amortization               $   32,440   $    40,117    $   4,239   $   3,034  $   3,853   $     796    $    84,479
Income before Interest and Other
   Charges and Income Taxes                 $   98,892   $    82,687    $   3,727   $   9,718  $    (117)  $ (12,722)   $   182,185
Assets                                      $2,507,060   $ 2,754,017    $ 690,973   $ 701,228  $ 557,249   $(254,960)   $ 6,955,567
Capital Expenditures                        $   21,018   $    24,946    $   9,368   $   4,836  $   5,610   $      --    $    65,778
Investment in Equity-Method Investees       $     --     $      --      $      --   $   7,844  $  88,128   $      --    $    95,972

                                                                                       Gas        Other
(Dollars in thousands)                         Gas                                  Marketing    Products   Corporate &
For the three months ended March 31, 1999    Utilities      Electric      Water     & Storage   & Services  Adjustments     Total
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                          $  393,258   $   265,300    $  20,898   $ 215,360  $  55,765   $ (59,006)   $   891,575
Other Net                                   $    1,746   $       128    $     196   $     402  $   6,443   $  (1,774)   $     7,141
Depreciation and Amortization               $   26,378   $    39,655    $   3,479   $      84  $   2,646   $     613    $    72,855
Income before Interest and Other
   Charges and Income Taxes                 $   88,464   $    73,607    $   2,357   $     892  $   5,260   $  (7,587)   $   162,993
Assets                                      $2,399,686   $ 2,700,678    $ 632,832   $ 107,420  $ 509,971   $(124,183)   $ 6,226,404
Capital Expenditures                        $   26,844   $    26,638    $  27,788   $      29  $   5,140   $      --    $    86,439
Investment in Equity-Method Investees       $     --     $      --      $   4,476   $   7,365  $ 118,032   $      --    $   129,873


                                                                                       Gas        Other
(Dollars in thousands)                         Gas                                  Marketing    Products   Corporate &
For the three months ended March 31, 1999    Utilities      Electric      Water     & Storage   & Services  Adjustments     Total
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                          $1,158,765   $ 1,115,248    $ 100,552   $ 865,994  $ 292,701   $(212,710)   $ 3,320,550
Other Net                                   $    4,420   $       608    $   1,934   $   5,004  $ (26,194)  $  (7,666)   $   (21,894)
Depreciation and Amortization               $  122,208   $   159,439    $  17,442   $   6,086  $  13,062   $   4,791    $   323,028
Income before Interest and Other
   Charges and Income Taxes                 $  130,028   $   372,761    $  23,582   $   8,340  $ (14,933)  $ (57,080)   $   462,698
Assets                                      $2,507,060   $ 2,754,017    $ 690,973   $ 701,228  $ 557,249   $(254,960)   $ 6,955,567
Capital Expenditures                        $  142,243   $   132,331    $  67,704   $  14,982  $  26,554   $      --    $   383,814
Investment in Equity-Method Investees       $     --     $      --      $      --   $   7,844  $  88,128   $      --    $    95,972


                                                                                       Gas        Other
(Dollars in thousands)                         Gas                                  Marketing    Products   Corporate &
For the three months ended March 31, 1999    Utilities      Electric      Water     & Storage   & Services  Adjustments     Total
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                          $  787,621   $ 1,371,452    $  87,257   $ 698,187  $ 239,180   $(138,688)   $ 3,045,009
Other Net                                   $    3,943   $       592    $     806   $   1,902  $   2,686   $     621    $    10,550
Depreciation and Amortization               $   83,210   $   157,730    $  13,102   $     350  $  10,271   $   1,392    $   266,055
Income before Interest and Other
   Charges and Income Taxes                 $  108,022   $   341,278    $  17,685   $   5,787  $  12,433   $ (14,411)   $   470,794
Assets                                      $2,399,686   $ 2,700,678    $ 632,832   $ 107,420  $ 509,971   $(124,183)   $ 6,226,404
Capital Expenditures                        $   79,048   $   128,120    $  72,878   $     400  $  25,166   $      --    $   305,612
Investment in Equity-Method Investees       $     --     $      --      $   4,476   $   7,365  $ 118,032   $      --    $   129,873


The following table reconciles total reportable segment income before interest and other charges and income taxes to net income for three and twelve months ended March 31, 2000 and 1999:


                                                                Three Months            Twelve Months
                                                               Ended March 31,          Ended March 31,
                                                            ----------------------    ----------------------
(Dollars in thousands)                                        2000         1999         2000         1999
                                                            ---------    ---------    ---------    ---------
Total Segment profit (loss)                                 $ 182,185    $ 162,993    $ 462,698    $ 470,794
Interest expense, net                                         (47,610)     (36,688)    (177,539)    (135,162)
Minority interests                                             (5,041)      (2,708)     (20,026)      (3,981)
Dividends requirements on preferred stock of subsidiaries      (2,034)      (2,116)      (8,252)      (8,487)
                                                            ---------    ---------    ---------    ---------
Income before income taxes                                    127,500      121,481      256,881      323,164
Less: Income taxes                                             47,884       44,922       93,410      113,441
                                                            ---------    ---------    ---------    ---------
Net Income                                                  $  79,616    $  76,559    $ 163,471    $ 209,723
                                                            =========    =========    =========    =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

HOLDING COMPANY
         NiSource Inc. (NiSource), formerly NIPSCO Industries, Inc., is an energy and utility-based holding company headquartered in Merrillville, Indiana, that provides natural gas, electricity, water and related services to the public for residential, commercial and industrial uses through a number of regulated and non-regulated subsidiaries. NiSource was organized as an Indiana holding company in 1987 under the name "NIPSCO Industries, Inc.," and changed its name to NiSource Inc. on April 14, 1999, to reflect its new direction as a multi-state supplier of energy and water resources and related services.

     NiSource's gas business is comprised primarily of regulated gas utilities and gas transmission companies that operate throughout northern Indiana and New England. In addition, NiSource expanded its gas marketing, trading and storage operations with the April 1999 acquisition of TPC Corporation, now renamed EnergyUSA-TPC Corp. (TPC) and Market Hub Partners, L.P. (MHP). NiSource's electric business is comprised of a regulated electric utility that operates in northern Indiana. The electric business also includes wholesale sales and power trading activities. NiSource's regulated gas and electric subsidiaries are collectively referred to as the "Energy Utilities." NiSource's regulated water subsidiaries are collectively called the "Water Utilities." Collectively the Energy and Water Utilities are referred to as the "Utilities."

         Non-regulated energy and utility-related products and services are provided through the "Products and Services" subsidiaries. Products and Services subsidiaries perform energy-related services and offer products in connection with these services, which include pipeline construction, repair and maintenance of underground gas pipelines and locating and marking utility lines and development and operation of "inside the fence" cogeneration plants.

         In addition to the Utilities and the Products and Services subsidiaries, NiSource has a wholly-owned subsidiary, NiSource Capital Markets, Inc. (Capital Markets), which engages in financing activities for NiSource and certain of its subsidiaries, excluding Northern Indiana Public Service Company (Northern Indiana).

NET INCOME
         Net income decreased $46.3 million from the twelve-months ended March 31, 1999 to $163.5 million for the twelve months ended March 31, 2000 and increased $3.1 million from the three-months ended March 31, 1999 to $79.6 million for the three months ended March 31, 2000. Results for the two periods ended March 31 are not directly comparable year to year due to the acquisition of three NiSource subsidiaries in 1999. NiSource established its New England presence when it acquired BSG in February 1999. The natural gas marketing, asset optimization and natural gas storage units of EnergyUSA-TPC and Market Hub Partners were also acquired in 1999.


GAS REVENUES
         The gas revenues represent the combined revenues of our gas utilities and gas marketing and storage segments adjusted for intercompany transactions. Gas revenues were $1.8 billion for the twelve months ended March 31, 2000 (after elimination of intercompany transmission, marketing and storage revenue of approximately $194 million), an increase of $461.6 million from the comparable period ended March 31,1999. This increase was primarily due to increased gas revenues from BSG of $274.4 million reflecting twelve months results, increased gas marketing, storage and trading revenues as a result of the TPC acquisition in April 1999 and increased gas costs partially offset by decreased sales to the Indiana Energy Utilities residential and commercial customers as a result of warmer weather during the period and decreased gas transition costs. During the period, gas deliveries in dekatherms (dth), which include transportation services, increased due to increased gas marketing and storage activities and BSG partially offset by decreased deliveries to the Indiana Energy Utilities residential and commercial customers reflecting heating degree-days 10% lower than 1999.

         Gas revenues were $726.8 million for the three months ended March 31, 2000 (after elimination of intercompany transmission, marketing and storage revenue of approximately $61.5 million) an increase of $172.9 million from the comparable period ended March 31, 1999. This increase is attributable to increased gas marketing, storage and trading revenues as a result of the TPC acquisition in April 1999, three months results from BSG in the 2000 period and the pass-through of increased gas costs partially offset by decreased sales to the residential customers of those energy utilities located in northern Indiana (Indiana Energy Utilities) due to significantly warmer weather than 1999. During the period, gas deliveries in dth, which include transportation services, increased due to increased gas marketing and storage activities and BSG, partially offset by decreased gas deliveries to the Indiana Energy Utilities residential and commercial customers reflecting heating degree-days 11% lower than 1999.

         Large commercial and industrial customers continue to utilize transportation services provided by the Energy Utilities. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over the Energy Utilities' systems. The Energy Utilities transported 234.2 and 66.1 million dth for others during the twelve and three months ended March 31, 2000, respectively.

         The basic steel industry accounted for 16% of natural gas delivered (including volumes transported) during the twelve months ended March 31, 2000.

The components of the changes in gas revenues are shown in the following table:


                                                               ----------------------
                                                                 Ended March 31, 2000
                                                               ---------------------
                                                               Three         Twelve
          (Dollars in millions)                                Months        Months
                                                              ---------    ---------
Gas Revenue Changes
    Pass through of net changes in purchased gas costs, gas
       storage and storage transportation costs               $  46,330    $  87,173
  Gas transition costs                                             (340)      (3,593)
  Changes in sales levels of Indiana Energy Utilities           (36,960)     (51,146)
  Bay State Gas
    Acquisition                                                  68,401      274,831
  Gas transported                                                 1,996        4,189
  Gas marketing, storage and trading                             93,499      150,167
                                                              ---------    ---------
Gas Revenue Change                                            $ 172,926    $ 461,621
                                                              =========    =========


GAS COSTS OF SALES
         The gas costs represent the combined costs of our gas utilities and gas marketing and storage segments adjusted for intercompany transactions. The gas costs increased $316.8 million (31%) to $1.3 billion for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999, due to the increased gas costs of $135.0 million for BSG reflecting a full twelve months of operations, increased gas marketing, storage and trading activities of $118.7 million and increased purchased gas costs per dth for the Energy Utilities, partially offset by decreased gas purchases for the Indiana Energy Utilities. The average cost for the Energy Utilities' purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $2.93 per dth, excluding purchased gas costs of BSG, as compared to $2.46 per dth for the comparable period ended March 31, 1999.

         Gas costs increased $139.4 million (37%) to $518.9 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999, mainly due to increased gas purchases of $80.8 million related to gas marketing and storage activities, increased gas cost of $38.4 million for BSG reflecting three months results and increased gas costs per dth for the Energy Utilities partially offset by decreased gas purchases for the Indiana Energy Utilities. The average cost for the Energy Utilities' purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $2.87 per dth, excluding purchased gas costs of BSG, as compared to $2.21 per dth for the comparable period ended March 31, 1999.


GAS OPERATING MARGINS
         Gas operating margins for the twelve months ended March 31, 2000 increased $144.9 million to $499.6 million from the comparable period ended March 31, 1999. This increase mainly reflects $139.6 million of increased gas operating margin from BSG and increased gas marketing, storage and trading activities, partially offset by decreased deliveries to Indiana Energy Utilities residential and commercial customers reflecting a warmer heating season during the period.

         Gas operating margin increased $33.6 million to $207.9 million during the three months ended March 31, 2000 from the comparable period ended March 31, 1999. This increase mainly reflects $29.8 million of increased gas operating margin from BSG and increased gas marketing, storage and trading activities, partially offset by decreased deliveries to Indiana Energy Utilities residential and commercial customers reflecting the warmer heating season during the first quarter of 2000 from the comparable period ended March 31, 1999.


ELECTRIC REVENUES
         Electric revenues were $1.1 billion for the twelve months ended March 31, 2000 (after elimination of intercompany transactions of approximately $2.6 million), a decrease of $256 million from the comparable period ended March 31, 1999. Sales of electricity in kilowatt-hours (kwh) decreased 33% from the comparable period ended March 31, 1999. Electric revenues decreased as a result of significantly reduced non-regulated wholesale sales and power marketing transactions, partially offset by increased electric sales to commercial customers due to warmer weather during the third quarter of 1999, and increased industrial sales.

         Electric revenues were $255.6 million for the three months ended March 31, 2000 (after elimination of intercompany transactions of approximately $0.7 million) a decrease of $8.9 million from the comparable period ended March 31, 1999. Sales of electricity in kwh decreased 10% from the comparable period ended March 31, 1999. Electric revenues decreased as a result of reduced regulated and non-regulated wholesale sales and power marketing transactions partially offset by increased electric sales to commercial and industrial customers.

         The basic steel industry accounted for 32% of electric sales during the twelve months ended March 31, 2000.

The components of the changes in electric revenues are shown in the following table:

                                                ------------------------
                                                  Ended March 31, 2000
                                                ------------------------

                                                 Three        Twelve
(Dollars in millions)                            Months       Months
                                                ---------    ---------
Electric Revenue Changes
    Pass through of net changes in fuel costs   $  (2,816)   $   1,813
  Changes in sales levels                          10,192       41,491
  Wholesale sales and power marketing             (16,241)    (299,260)
                                                ---------    ---------
Electric Revenue Change                         $  (8,865)   $(255,956)
                                                =========    =========


ELECTRIC COST OF SALES
         Cost of fuel for electric generation decreased $5 million to $248.4 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999. The decrease is primarily due to decreased fuel costs per kwh generated. The average cost per kwh generated decreased 5% from the comparable period ended March 31, 1999, to 1.44 cents per kwh, for the twelve months ended March 31, 2000.

         Cost of fuel for electric generation decreased $0.8 million to $57.5 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999. The decrease is primarily due to decreased fuel costs per kwh generated. The average cost per kwh generated decreased 7% from the comparable period ended March 31, 1999, to 1.37 cents per kwh, for the three months ended March 31, 2000.

POWER PURCHASED
         Power purchased decreased $286.1 million to $57.9 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999. The decrease is a result of decreased wholesale sales and power marketing activities.

         Power purchased decreased $13.8 million to $8.2 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999. The decrease is a result of decreased wholesale sales and power marketing activities.


ELECTRIC OPERATING MARGINS
         Operating margin from electric sales increased $35.2 million to $805.9 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999. This increase occurred mainly due to improved margins on wholesale sales and power trading transactions and increased sales to commercial and industrial customers.

         Operating margin from electric sales increased $5.8 million to $189.8 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999. This increase occurred mainly due to improved margins on wholesale sales and power trading transactions and increased sales to commercial and industrial customers partially offset by decreased sales to residential customers.


WATER REVENUE
         Water revenues were $100.4 million for the twelve months ended March 31, 2000 (after elimination of intercompany transactions of approximately $0.1 million for the twelve months ended March 31, 2000) an increase of $13.3 million from the comparable period ended March 31, 1999. This increase was primarily due to increased water volumes sold and base rates for Indianapolis Water Company
(IWC).

         Water revenues were $22.9 million for the three months ended March 31, 2000 (after elimination of intercompany transactions of approximately $0.02 million for the three months ended March 31, 2000) an increase of $2 million from the comparable period ended March 31, 1999. This increase was primarily due to increased water volumes sold and base rates for IWC.

The components of the changes in water revenues are shown in the following table:

                             -----------------------
                               Ended March 31, 2000
                             -----------------------
                              Three          Twelve
(Dollars in millions)         Months         Months
                              -------        -------

Water Revenue Changes
    Rate increase             $ 1,160        $ 4,962
    Changes in sales levels       884          8,326
                              -------        -------
Water Revenue Change          $ 2,044        $13,288
                              =======        =======

PRODUCTS AND SERVICES REVENUE
         Products and Services revenues were $281.6 million for the twelve months ended March 31, 2000 (after elimination of intercompany transactions of approximately $16.1 million), an increase of $56.6 million from the comparable period ended March 31, 1999. This increase reflects revenues from a new cogeneration facility, which began commercial operations in August 1998, increased pipeline construction activity, and increased line locating and marking activity and the inclusion of revenue of BSG's unregulated subsidiaries commencing in February 1999.

         Products and Services revenues were $62.2 million for the three months ended March 31, 2000 (after elimination of intercompany transactions of approximately $3.3 million), an increase of $9.9 million from the comparable period ended March 31, 1999. This increase reflects increased line locating and marking activity increased pipeline construction activity and the inclusion of revenue of BSG's unregulated subsidiaries for the entire quarter ending March 31, 2000.

The components of the changes in operating revenues at Products and Services are shown in the following table:


                                      ---------------------
                                       Ended March 31, 2000
                                      ---------------------
                                       Three       Twelve
(Dollars in millions)                  Months      Months
                                       -------    -------
Products and Services
    Revenue Changes
    Pipeline construction              $ 2,446    $11,875
    Locate and marking                   5,299     10,088
    Cogeneration project                  (544)    11,237
    Other                                2,667     23,388
                                       -------    -------
Products and Services Revenue Change   $ 9,868    $56,588
                                       =======    =======


PRODUCTS AND SERVICES COST OF SALES
         The cost of sales for Products and Services increased $41.9 million to $151.9 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999. This increase reflects the inclusion of cost of sales for certain subsidiaries acquired in connection with the BSG acquisition and increased pipeline construction activity and line locating and marking activities.

         The cost of sales for Products and Services increased $9.2 million to $34.8 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999 mainly due to inclusion of the cost of sales for the line locating and marking subsidiaries and pipeline construction and the inclusion of cost of sales for certain subsidiaries acquired in connection with the BSG acquisition.


PRODUCTS AND SERVICES OPERATING MARGINS
         Products and Services operating margin increased $14.7 million to $129.7 million for the twelve months ended March 31, 2000, reflecting a new energy-related project, which began commercial operations in August 1998 and increased pipeline construction activity and the inclusion of the operating margin of certain subsidiaries acquired in connection with the BSG acquisition.

         Products and Services operating margin increased $0.7 million to $27.4 million for the three months ended March 31, 2000, reflecting increased pipeline construction activity and the inclusion of certain subsidiaries acquired in connection with the BSG acquisition.


OPERATING EXPENSES AND TAXES (EXCEPT INCOME)
         Operating expenses and taxes (except income) increased $126.7 million to $728 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999. Operating expenses and taxes (except income) increased $7.4 million to $184.7 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999.

         The operation and maintenance expenses of the Energy Utilities increased $68.5 million to $424.6 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999. The increase was primarily due to an increase of $73.6 million of operation expenses from BSG reflecting twelve months expenses, increased employee related cost of $9.2 million, increased expenses for distributed generation and fuel cell research and development of $4 million partially offset by decreased operation costs for electric production facilities of $2.3 million and a $13 million insurance settlement in the 1999 period related to manufactured gas plants site cleanup costs. The unregulated gas and electric businesses operation expenses increased $10.9 million to $16.4 million for the twelve months ended March 31, 2000 primarily due to the inclusion of $10.5 million of EnergyUSA-TPC operation costs. Operation expenses at the Water Utilities increased $3.7 million to $53.6 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999 due to increased water treatment and employee related costs. Operation expenses for Products and Services increased $5.6 million to $108.6 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999 reflecting the inclusion of operation expense of BSG's unregulated subsidiaries in February 1999, and a full year of operation costs for a new cogeneration facility which began commercial operation during 1998.

         Operation expenses for the twelve months ended March 31, 2000 also include charges of $13.1 million for professional fees and filing costs incurred during 1999 in connection with the initial tender offer for CEG.

         The operation and maintenance expenses of the Energy Utilities increased $1.4 million to $108.8 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999. This increase was primarily due to increased operation expenses from BSG of $9.5 million reflecting three months expenses partially offset by decreased employee related costs of $4.2 million and other decreased operation costs. The unregulated gas and electric businesses operation expenses increased $3.5 million to $5.6 million for the three month ended March 31, 2000 from the comparable period ended March 31, 1999 primarily due to the inclusion of $4.4 million of TPC operation costs. Operation expenses at the Water Utilities decreased $0.4 million to $12.8 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999 due to decreased employee related costs. Operation expenses for Products and Services increased $0.7 million to $27.4 million for the three month ended March 31, 2000 from the comparable period ended March 31, 1999 reflecting the inclusion of operation expense of BSG's unregulated subsidiaries in February 1999 and an increase in line locating and marking operation expenses.

         Depreciation and amortization expenses increased $57 million to $323 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999, primarily resulting from increased depreciation and amortization expense $40.3 million as a result of our acquisitions of BSG and TPC and increased depreciation expense at the Energy and Water Utilities due to plant additions.

         Depreciation and amortization expenses increased $11.6 million to $84.5 million for the three months ended March 31, 2000 from the comparable periods ended March 31, 1999, primarily resulting from increased depreciation and amortization expense from BSG of $5.1 million reflecting three months expenses, the acquisition of EnergyUSA-TPC caused an increase of $3 million and increased depreciation expense at the Energy and Water Utilities due to plant additions.

         Taxes (except income) increased $11 million to $103.8 million for the twelve months ended March 31, 2000, from the comparable period ended March 31, 1999 primarily as the result of increased expenses from BSG of $13 million reflecting a full twelve months.

         Taxes (except income) increased $0.2 million to $28.2 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999, primarily as the result of increased expenses from BSG and EnergyUSA-TPC reflecting a full three months partially offset by decreased taxes (except income) from the Indiana Energy Utilities.

INTEREST EXPENSE, NET
         Interest expense, net increased $42.3 million to $177.5 million for the twelve months ended March 31, 2000 from the comparable period ended March 31,1999. This increase reflects the inclusion of a full twelve months of interest expense from BSG of $18.6 million, interest on the September 1999 issuance of $160 million in Puttable Reset Securities (PURS) and increased interest expense on higher short-term borrowings.

         Interest expense, net increased $10.9 million to $47.6 million for the three months ended March 31, 2000 from the comparable periods ended March 31,1999. This increase reflects the inclusion of three months of interest charges for BSG, interest on the September 1999 issuance of $160 million in Puttable Reset Securities (PURS) and increased interest expense on higher short-term borrowings.


MINORITY INTERESTS
         Minority interest increased $16 and $2.3 million to $20 and $5 million for the twelve and three months ended March 31, 2000, respectively, from the comparable period ended March 31, 1999. The increases reflect the inclusion of dividends paid on Company-obligated mandatorily redeemable Preferred Securities issued in February 1999.


OTHER, NET
         Other, net decreased $32.4 million to a loss of $21.9 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999, primarily reflecting the impact of adverse economic conditions on certain equity investments, the most significant of which was in oil and gas development. NiSource also decided to abandon certain businesses and facilities that were not consistent with its strategic direction.

         Other, net decreased $3.9 million to $3.3 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999. This decrease reflects higher net gains on the disposition of businesses and properties in prior periods.


INCOME TAXES
         Income taxes decreased $20 million to $93.4 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999. This decrease is primarily a result of decreased pre-tax income.

         Income taxes increased $3 million to $47.9 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999. This increase is primarily as a result of an increase in pre-tax income and higher effective income tax rate.

         See Notes to Consolidated Financial Statements for a discussion of accounting policies and transactions impacting this analysis.

ENVIRONMENTAL MATTERS
         The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect NiSource's operations as they relate to impacts on air, water and land.

         Refer to "Environmental Matters" in the Notes to Consolidated Financial Statements for information regarding certain environmental issues.


LIQUIDITY AND CAPITAL RESOURCES
         Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because the utility and utility construction business is seasonal in nature, commercial paper is issued for short-term financing. As of March 31, 2000 and December 31, 1999, $252.9 million and $299.6 million of commercial paper was outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of March 31, 2000 was 6.12%.

         NiSource and its subsidiaries may borrow under two five-year, $100 million revolving credit agreements that terminate on September 23, 2003 and two 364-day $100 million revolving credit agreements that terminate on September 23, 2000. The 364-day agreements may be extended at expiration for additional periods of 364 days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. At March 31, 2000, there were no borrowings outstanding under these agreements.

         In addition, various NiSource subsidiaries maintain lines of credit for up to an aggregate of $199.9 million with lenders at either the lender's commercial prime or market lending rates. As of March 31, 2000, there were $30.6 million of borrowings outstanding under these lines of credit with a weighted average interest rate of 5.80%. As of December 31, 1999, there were $54.1 million of borrowings outstanding under these lines of credit.

         NiSource and its subsidiaries maintain money market lines of credit for up to $394.4 million. As of March 31, 2000, there were $121.5 million outstanding under these money market lines of credit at a weighted average interest rate of 6.57%. At December 31, 1999, there were $156.2 million of borrowings outstanding under these money market lines of credit.

         Forty million dollars in revenue bonds were issued in July 1998 and $80.0 million in medium-term notes were issued in February 1999. The revenue bonds, which were used to redeem previously existing revenue bonds, bear interest at 5.95% per annum and mature on July 15, 2028. The medium-term notes, which were used in part to reduce existing credit facilities, consist of $35.0 million in ten-year notes that bear interest at 5.99% interest per annum and $45.0 million in twenty-year notes that bear interest at 6.61% per annum.

         In February 1999 an underwritten public offering of Corporate Premium Income Equity Securities (Corporate PIES) was completed. The net proceeds of approximately $334.7 million were primarily used to refinance the short-term borrowings incurred to pay the cash portion of the acquisition cost of BSG, and repay other short-term indebtedness. In September 1999, Capital Markets issued $160 million of PURS in an underwritten public offering and the underwriters acquired a call option to purchase the PURS on September 28, 2000. The net proceeds from the sale of the PURS of $162.4 million were also used to refinance short-term indebtedness incurred in connection with the acquisition of BSG in February 1999. See "Short-Term Borrowings" in the Notes to the Consolidated Financial Statements for a description of the Corporate PIES and the PURS. (See
Note 18)

         In June 1999, NiSource commenced a tender offer to acquire CEG. In December 1999, CEG acknowledged preliminary indications of interest from numerous other third parties and invited formal bids from those companies that had indicated a preliminary value higher than the NiSource tender offer price of $74 per share. As a result, in December, NiSource wrote off the costs associated with its tender offer. On February 11, 2000, the NiSource tender offer expired.

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

         The Energy Utilities do not anticipate the need to file for retail gas or electric base rate increases in the near future. IWC has agreed to a moratorium on water rate increases until 2002.

         On January 27, 2000, the Citizens Action Coalition (CAC), a private consumer organization, filed a petition before the Indiana Utility Regulatory Commission (IURC). The petition does not seek a specified amount of rate reduction, but rather alleges that the existing Northern Indiana electric rates are "unreasonable and unsafe," and seeks to have the IURC force Northern Indiana to produce detailed financial calculations that would justify its electric rates. Northern Indiana intends to oppose the petition on both legal and factual grounds, and believes that its current rates are just and reasonable as required by statute.

CONSTRUCTION PROGRAM. Future Commitments with respect to the construction program are expected to be met through internally generated funds.



MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

RISK MANAGEMENT
         Risk is an inherent part of NiSource's energy businesses and activities. The extent to which NiSource properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its businesses is critical to its profitability. NiSource seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in NiSource's energy businesses: commodity market risk, interest rate risk, credit risk and foreign currency risk. Risk management at NiSource is a multi-faceted process with independent oversight that requires constant communication, judgment and knowledge of specialized products and markets. NiSource's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the energy business, NiSource's risk management policies and procedures are evolving and subject to ongoing review and modification.

         NiSource is exposed to risk through various daily business activities, including specific trading risks and non-trading risks. The non-trading risks to which NiSource is exposed include interest rate risk, foreign currency risk and commodity price risk of its Energy Utilities and certain gas marketing activities. The market risk resulting from trading activities consists primarily of commodity price risk. NiSource's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps. Risk management at NiSource is defined as the process by which the organization ensures that the risks to which it is exposed are the risks to which it desires to be exposed to achieve its primary business objectives. NiSource employs various analytic techniques to measure and monitor its market risks, including value-at-risk (VaR) and instrument sensitivity to market factors. VaR represents the potential loss for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level.

TRADING RISKS
COMMODITY MARKET RISK. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource employs a VaR model to assess the market risk of all open derivative financial instruments. NiSource estimates the one-day VaR across all trading groups which utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.4, $1.3 and $0.02 million and $0.4, $1.3 and $0.01 million for the three-month and twelve-month periods ended March 31, 2000, respectively. The daily VaR for the gas trading portfolio on an average, high and low basis was $1.2, $4.9 and $0.5 million and $1.5, $4.9 and $0.4 million for the three-month and twelve-month periods ended March 31, 2000, respectively. NiSource implemented a VaR methodology in 1999 to introduce additional market sophistication and to recognize the developing complexity of its businesses.

NON-TRADING RISKS
COMMODITY MARKET RISK. Currently, commodity price risk resulting from non-trading activities at the Energy Utilities is limited, since current regulations allow the Energy Utilities to recoup any prudently incurred fuel and gas costs through rate-making. As the utility industry undergoes deregulation, however, the Energy Utilities will be providing services without the benefit of the traditional rate-making and, therefore, will be more exposed to commodity price risk. Additionally, NiSource enters into certain sales contracts with customers based upon a fixed sales price and varying volumes which are ultimately dependent upon the customer's supply requirements. NiSource utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

INTEREST RATE RISK. NiSource is exposed to interest rate risk as a result from changes in interest rates on borrowings under the revolving credit agreements and lines of credit. These instruments have interest rates that are indexed to short-term market interest rates. At March 31, 2000 and December 31, 1999, the combined borrowings outstanding under these facilities totaled $ 601 million and $ 679 million, respectively. Based upon average borrowings under these agreements during 2000 and 1999, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $ 6.4 million and $3.3 million for the three months ending March 31, 2000 and 1999 and $ 21.7 million and $12.2 million for the twelve months ending March 31, 2000 and 1999, respectively.

         Long term debt is utilized as a primary source of capital. A significant portion of this long-term debt consists of medium-term notes. In addition, longer-term fixed-price debt instruments have been used that in the past have been refinanced when interest rates decreased. To the extent that such refinancing is economical, refinancing these fixed-price instruments will continue.

CREDIT RISK. Credit risk arises in many of NiSource's business activities. In sales and trading activities, credit risk arises because of the possibility that a counterparty will not be able or willing to fulfill its obligations on a transaction on or before settlement date. In derivative activities, credit risk arises when counterparties to derivative contracts, such as interest rate swaps, are obligated to pay NiSource the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments and standby letters of credit and guarantees. Current credit exposure includes the positive fair value of derivative instruments. Because many of NiSource's exposures vary with changes in market prices, NiSource also estimates the potential credit exposure over the remaining term of transactions through statistical analyses of market prices. In determining exposure, NiSource considers collateral and master netting agreements, which are used to reduce individual counterparty risk, primarily in connection with derivative products.

FOREIGN CURRENCY RISK. NiSource is exposed to foreign currency risk arising from equity investments in businesses owned and operated in foreign countries. Exposures to these investments are periodically reviewed by management and were not material to consolidated results in 1999.

         Refer to Consolidated Statement of Long-Term Debt for detailed information related to NiSource's long-term debt outstanding and "Fair Value of Financial Instruments" in Notes to the Consolidated Financial Statements for current market valuation of long-term debt. Refer to "Summary of Significant Accounting Policies--Accounting for Price Risk Management Activities" in Notes to the Consolidated Financial Statements for further discussion of NiSource's risk management.

         Refer to "Financial Instruments and Risk Management" in Notes to the Consolidated Financial Statements for a discussion of commodity-based derivative financial instruments and risk management.


COMPETITION AND REGULATORY CHANGES
         The regulatory frameworks applicable to the Energy Utilities, at both the state and federal levels, are undergoing fundamental changes. These changes have impacted and will continue to have an impact on NiSource's operations, structure and profitability. At the same time, competition within the electric and gas industries will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including partnering on energy projects with major industrial customers, converting some of its generating units to allow use of lower cost, low sulfur coal, providing its gas customers with increased customer choice for new products and services, acquiring companies which increase our scale and establishing subsidiaries that provide gas and develop new energy-related products for residential, commercial and industrial customers, including the development of a line of distributed generation technologies.

THE ELECTRIC INDUSTRY. At the Federal level, the Federal Energy Regulatory Commission (FERC) issued Order No. 888-A in 1996 which required all public utilities owning, controlling or operating transmission lines to file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. In 1997, FERC approved Northern Indiana's open-access transmission tariff. On December 20, 1999, FERC issued a final rule addressing the formation and operation of Regional Transmission Organizations (RTOs). The rule is intended to eliminate pricing inequities in the provision of wholesale transmission service. NiSource is committed to joining a RTO. NiSource does not believe that compliance with the new rules will be material to future earnings. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

         At the state level, NiSource announced in 1997 and 1998 that if a consensus could be reached regarding electric utility restructuring legislation, NiSource would support a restructuring bill before the Indiana General Assembly. During 1999, discussions were held with the other investor-owned utilities in Indiana and with other segments of the Indiana electric industry regarding the technical and economic aspects of possible legislation leading to greater customer choice. A consensus was not reached. Therefore, NiSource did not support legislation regarding electric restructuring during the 2000 session of the Indiana General Assembly. During 2000, discussions will continue with all segments of the Indiana electric industry in an attempt to reach a consensus on electric restructuring legislation for introduction during the 2001 session of the Indiana General Assembly.

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

         At the state level, the IURC approved in 1997 Northern Indiana's Alternative Regulatory Plan (ARP) which implemented new rates and services that included, among other things, unbundling of services for additional customer classes (primarily residential and commercial users), negotiated services and prices, a gas cost incentive mechanism, and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based upon a comparison of Northern Indiana's actual gas supply portfolio cost to a market-based benchmark price. The gas cost incentive mechanism will be reviewed by parties to the ARP proceeding for possible revision. Phase I of Northern Indiana's Customer Choice Pilot Program ended on March 31, 1999. This pilot program offered 82,000 residential customers within St. Joseph County and 10,000 commercial customers throughout the NiSource service area the right to choose alternative gas suppliers. Phase II of Northern Indiana's Customer Choice Pilot Program commenced April 1, 1999 and will continue for a one-year period. During this phase, Northern Indiana is offering customer choice to all 660,000 residential and 50,000 commercial customers throughout its gas service territory. A limit of 150,000 residential and 20,000 commercial customers are eligible to enroll in Phase II of the program. The IURC order allows NiSource's natural gas marketing subsidiary to participate as a supplier of choice to Northern Indiana customers. In addition, as Northern Indiana has allowed residential and commercial customers to designate alternative gas suppliers, it has also offered new services to all classes of customers including price protection, negotiated sales and services, gas lending and parking, and new storage services.

         In Massachusetts, BSG implemented new unbundled rates and services for all commercial-industrial customers in 1993, and launched one of the nation's earliest residential and small commercial-industrial customer choice pilot programs in 1996. The BSG pilot, in which almost 28% of eligible customers participated, is scheduled to conclude on June 1, 2000 when all Massachusetts gas utilities are expected to begin making unbundled gas service available to all customer classes pursuant to new statewide model terms and conditions that are currently awaiting approval by the Massachusetts Department of Telecommunications and Energy.

         In New Hampshire, Northern Utilities introduced unbundled tariffs and services for all commercial-industrial customers in 1994. In 1998, the New Hampshire Public Utilities Commission (NHPUC) formed a collaborative group to investigate the merits of further unbundling and advise the NHPUC accordingly. The collaborative group has recommended new model terms and conditions and regulations designed to make unbundled services available to all commercial-industrial customers statewide on November 1, 2000, with consideration of residential unbundling at a later date. A hearing before the NHPUC regarding the recommendations was held in April.

         In Maine, Northern Utilities introduced unbundled rates and services for large commercial-industrial customers in December 1995 and expanded the availability to all daily metered commercial and industrial customers on November 1, 1999. In June 1999 the Maine Public Utilities Commission opened an inquiry into the potential merits of further regulatory changes related to unbundling. Comments from all participating parties were submitted at the time of the technical session in July 1999. This inquiry is intended to investigate all the key elements of full customer choice and will include a review of customer choice programs in Massachusetts and New Hampshire. Northern Utilities is currently awaiting the Commission's proposed model terms and conditions as the next step.

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


IMPACT OF ACCOUNTING STANDARDS
         Refer to "Summary of Significant Accounting Policies--Impact of Accounting Standards" in the Notes to Consolidated Financial Statements for information regarding impact of accounting standards not yet adopted.


FORWARD-LOOKING STATEMENTS
         This report contains forward-looking statements within the meaning of the securities laws. Forward-looking statements include terms such as "may," "will," "expect," "believe," "plan" and other similar terms. NiSource cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, you cannot be assured that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward-looking statements derived from these assumptions will be realized. You should be aware of important factors that could have a material impact on future results. These factors include weather, the federal and state regulatory environment, the economic climate, regional, commercial, industrial and residential growth in the service territories served by NiSource's subsidiaries, customers' usage patterns and preferences, the speed and degree to which competition enters the utility industry, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond NiSource's control.


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None

ITEM 5.  OTHER INFORMATION.
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a)  Exhibits.

              Exhibit 10.1 - Form of Amendment to Change in Control and
                             Termination Agreement and Schedule of Parties to Amendment.

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

         (b)  Reports on Form 8-K.

              A report on Form 8-K was filed February 14, 2000. All events were reported under Item 5, Other Events.
              A report on Form 8-K was filed February 24, 2000. All events were reported under Item 5, Other Events.
              A report on Form 8-K was filed March 3, 2000. All events were reported under Item 5, Other Events.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NiSource Inc.

                                (Registrant)

                                /s/ STEPHEN P. ADIK
                                ------------------------------------------------
                                 Stephen P. Adik
                                 Senior Executive Vice President,
                                 Chief Financial Officer,
                                 Treasurer and Chief Accounting Officer



Date:  May 12, 2000