Form 10-Q
period 2000-06-30
NISOURCE INC
filed 2000-08-14
CIK 823392

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

   As of July 31, 2000, 121,204,429 common shares were outstanding.

NISOURCE INC.

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NiSource Inc.:

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of NiSource Inc. (an Indiana corporation) and subsidiaries as of June 30, 2000 and December 31, 1999, and the related consolidated statements of income, common shareholders' equity and cash flows for the three, six and twelve month periods ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of NiSource's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NiSource Inc. and subsidiaries as of June 30, 2000 and December 31, 1999, and the results of their operations and their cash flows for the three, six and twelve month periods ended June 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

                               Arthur Andersen LLP

Chicago, Illinois
August 9, 2000


CONSOLIDATED BALANCE SHEET

                                                                June 30,           December 31,
(Dollars in thousands)                                            2000                1999
ASSETS                                                        =============       =============

PROPERTY, PLANT AND EQUIPMENT:

 Utility Plant, (including Construction Work in
   Progress of  $273,314 and $283,530, respectively)
    Electric                                                  $   4,281,479       $   4,237,427
    Gas                                                           2,891,424           2,871,824
    Water                                                           775,345             750,376
    Common                                                          386,765             381,486
                                                              -------------       -------------
                                                                  8,335,013           8,241,113
    Less -Accumulated depreciation and amortization               3,561,806           3,444,311
                                                              -------------       -------------
      Net Utility Plant                                           4,773,207           4,796,802
                                                              -------------       -------------
 Other property, at cost, less accumulated provision for
   depreciation of $66,687 and $52,016, respectively                445,257             427,190
                                                              -------------       -------------
      Total Property, Plant and Equipment                         5,218,464           5,223,992
                                                              -------------       -------------
INVESTMENTS:

 Investments, at equity                                             105,665             118,259
 Investments, at cost                                                57,484              55,851
 Other investments                                                   33,243              32,839
                                                              -------------       -------------
      Total Investments                                             196,392             206,949
                                                              -------------       -------------
CURRENT ASSETS:

 Cash and cash equivalents                                           50,905              43,533
 Accounts receivable, less reserve of  $25,523 and
     $56,414, respectively                                          427,649             390,990
 Other receivables                                                   51,801               6,572
 Fuel adjustment clause                                                  --               4,201
 Gas cost adjustment clause                                          42,085              92,498
 Materials and supplies, at average cost                             65,660              64,530
 Electric production fuel, at average cost                           36,489              31,968
 Natural gas in storage                                              91,317              63,750
 Price risk management assets                                       301,151              90,705
 Prepayments and other                                               46,024              41,884
                                                              -------------       -------------
      Total Current Assets                                        1,113,081             830,631
                                                              -------------       -------------
OTHER ASSETS:

 Regulatory assets                                                  208,484             208,634
 Intangible assets, net of accumulated amortization                 134,186             139,337
 Prepayments and other                                              323,068             289,061
                                                              -------------       -------------
      Total Other Assets                                            665,738             637,032
                                                              -------------       -------------
                                                              $   7,193,675       $   6,898,604
                                                              =============       =============


CONSOLIDATED BALANCE SHEET
                                                                June 30,           December 31,
(Dollars in thousands)                                            2000                1999
CAPITALIZATION AND LIABILITIES                                =============       =============

CAPITALIZATION:

Common shareholders' equity

  (See accompanying statement)                                $   1,330,559       $   1,353,504
Preferred stocks-
     Northern Indiana Public Service Company:
          Series without mandatory redemption provisions             81,114              81,114
          Series with mandatory redemption provisions                52,480              54,030
     Indianapolis Water Company:
          Series without mandatory redemption provisions              2,517               4,497
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Company debentures                                         345,000             345,000
Long-term debt, excluding amounts due within one year             1,915,820           1,975,184
                                                              -------------       -------------
           Total Capitalization                                   3,727,490           3,813,329
                                                              -------------       -------------
CURRENT LIABILITIES:

    Current portion of long-term debt                                74,568             173,721
    Short-term borrowings                                           870,109             679,321
    Accounts payable                                                349,860             277,358
    Dividends declared on common and preferred stocks                33,640              34,535
    Customer deposits                                                30,071              28,736
    Taxes accrued                                                    16,717              42,853
    Interest accrued                                                 34,038              34,157
    Fuel adjustment clause                                            4,236                  --
    Accrued employment costs                                         56,399              60,647
    Price risk management liabilities                               323,544             113,029
    Other                                                            99,155              90,245
                                                              -------------      --------------
      Total Current Liabilities                                   1,892,337           1,534,602
                                                              -------------      --------------
OTHER:

 Deferred income taxes                                              982,921             998,682
 Deferred investment tax credits, being amortized over
   life of related property                                          91,127              94,946
 Deferred credits                                                   121,214              94,058
 Customer advances and contributions in aid of construction         150,842             140,562
 Accrued liability for postretirement benefits                      165,168             157,517
 Other noncurrent liabilities                                        62,576              64,908
                                                              -------------       -------------

      Total Other                                                 1,573,848           1,550,673
                                                              -------------       -------------
COMMITMENTS AND CONTINGENCIES (SEE NOTES)

                                                              $   7,193,675       $   6,898,604
                                                              =============       =============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share amounts)
                                                       Three Months                  Six Months
                                                      Ended June 30,               Ended June 30,
                                                ------------------------     ------------------------
                                                    2000         1999            2000         1999
                                                ===========  ===========     ===========  ===========
Operating Revenues:
  Gas                                           $   562,534  $   308,636     $ 1,289,356  $   862,532
  Electric                                          259,177      271,307         514,755      535,749
  Water                                              24,983       24,031          47,896       44,900
  Products and Services                              76,277       71,373         138,513      123,741
                                                -----------  -----------     -----------  -----------
                                                    922,971      675,347       1,990,520    1,566,922
                                                -----------  -----------     -----------  -----------
Cost of Sales:
 Gas costs                                          466,201      225,137         985,106      604,727
 Fuel for electric generation                        56,471       57,630         113,970      115,928
 Power purchased                                      7,029       17,423          15,263       39,473
 Products and Services                               44,537       37,022          79,340       62,611
                                                -----------  -----------     -----------  -----------
                                                    574,238      337,212       1,193,679      822,739
                                                -----------  -----------     -----------  -----------
Operating Margin                                    348,733      338,135         796,841      744,183
                                                -----------  -----------     -----------  -----------
Operating Expenses and Taxes (except income):

  Operation                                         129,047      128,427         263,098      255,450
  Maintenance                                        25,171       21,913          47,614       44,222
  Depreciation and amortization                      84,590       77,593         169,069      150,448
  Taxes (except income)                              20,578       25,225          48,805       53,234
                                                -----------  -----------     -----------  -----------
                                                    259,386      253,158         528,586      503,354
                                                -----------  -----------     -----------  -----------
Operating Income                                     89,347       84,977         268,255      240,829
                                                -----------  -----------     -----------  -----------
Other Income (Deductions):
  Interest expense, net                             (48,533)     (40,314)        (96,143)     (77,002)
  Minority interests                                 (5,000)      (5,668)        (10,041)      (8,376)
  Dividend requirements on preferred stock
    of subsidiaries                                  (2,008)      (2,077)         (4,042)      (4,193)
  Other, net                                          2,510       (2,318)          5,787        4,823
                                                -----------  -----------     -----------  -----------
                                                    (53,031)     (50,377)       (104,439)     (84,748)
                                                -----------  -----------     -----------  -----------
Income Before Income Taxes                           36,316       34,600         163,816      156,081
                                                -----------  -----------     -----------  -----------
Income Taxes                                         12,903       11,656          60,787       56,578
                                                -----------  -----------     -----------  -----------
Net Income                                      $    23,413  $    22,944     $   103,029  $    99,503
                                                ===========  ===========     ===========  ===========
Average common shares outstanding - basic       120,569,530  124,951,321     122,203,747  123,804,922

Basic earnings per average common share         $      0.19  $      0.18     $      0.84  $      0.80
                                                ===========  ===========     ===========  ===========
Diluted earnings per average common share       $      0.18  $      0.18     $      0.81  $      0.80
                                                ===========  ===========     ===========  ===========
Dividends declared per common share             $     0.270  $     0.255     $     0.540  $     0.510
                                                ===========  ===========     ===========  ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF INCOME

                                                                        Twelve Months
                                                                        Ended June 30,
                                                              ---------------------------------
(Dollars in thousands, except for per share amounts)               2000                1999
                                                              =============       =============

Operating Revenues:
  Gas                                                         $   2,080,274       $   1,440,044
  Electric                                                        1,100,044           1,294,502
  Water                                                             101,379              90,313
  Products and Services                                             286,477             243,089
                                                              -------------       -------------
                                                                  3,568,174           3,067,948
                                                              -------------       -------------
Cost of Sales:
 Gas costs                                                        1,567,837           1,052,847
 Fuel for electric generation                                       247,206             245,560
 Power purchased                                                     47,535             265,751
 Products and Services                                              159,413             120,985
                                                              -------------       -------------
                                                                  2,021,991           1,685,143
                                                              -------------       -------------
Operating Margin                                                  1,546,183           1,382,805
                                                              -------------       -------------
Operating Expenses and Taxes (except income):

  Operation                                                         542,456             460,825
  Maintenance                                                        85,600              78,894
  Depreciation and amortization                                     330,025             280,005
  Taxes (except income)                                              99,140              96,903
                                                              -------------       -------------
                                                                  1,057,221             916,627
                                                              -------------       -------------
Operating Income                                                    488,962             466,178
                                                              -------------       -------------
Other Income (Deductions):
  Interest expense, net                                            (185,758)           (144,361)
  Minority interests                                                (19,358)             (9,439)
  Dividend requirements on preferred stock
    of subsidiaries                                                  (8,183)             (8,436)
  Other, net                                                        (17,066)              8,953
                                                              -------------       -------------
                                                                   (230,365)           (153,283)
                                                              -------------       -------------
Income Before Income Taxes                                          258,597             312,895
                                                              -------------       -------------
Income Taxes                                                         94,657             109,673
                                                              -------------       -------------
Net Income                                                    $     163,940       $     203,222
                                                              =============       =============
Average common shares outstanding - basic                       123,545,434         121,166,275

Basic earnings per average common share                       $        1.32       $        1.67
                                                              =============       =============
Diluted earnings per average common share                     $        1.29       $        1.66
                                                              =============       =============
Dividends declared per common share                           $       1.065       $       1.005
                                                              =============       =============


                                                             NISOURCE INC.
                                         CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                         -----------------------------------------------------

                                                                                                 Accumulated
                                                             Additional                            Other
                                       Common     Treasury    Paid-In     Retained              Comprehensive          Comprehensive
          Three Months Ended           Shares      Shares     Capital     Earnings     Other       Income      Total       Income
          ------------------         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Balance, April 1, 1999            $  870,930  $ (459,568) $  171,586  $  788,551  $   (1,474) $    1,590  $1,371,615
Comprehensive Income:
   Net income                                                                22,944                              22,944  $   22,944
   Other comprehensive income,
       net of tax:
     Gain/loss on available for
         sale securities:
       Unrealized (net of income
           tax of $874)                                                                               1,431       1,431       1,431
       Realized (net of income
           tax of $83)                                                                                  136         136         136
     Gain/loss on foreign
         currency translation:
       Unrealized                                                                                       166         166         166
       Realized                                                                                           -           -           -
                                                                                                                         ----------
Total Comprehensive Income                                                                                               $   24,677
                                                                                                                         ==========
Dividends:
   Common shares                                                            (31,626)                            (31,626)
Treasury shares acquired                               (983)                                                       (983)
Issued:
   Employee stock purchase plan                         112         267                                             379
   Long-term incentive plan                           2,092          38                    (150)                  1,980
   Bay State Gas Acquisition                            (15)        (34)                                            (49)
   COLCOM Acquisition                                 2,722         939                                           3,661
   Amortization of unearned
       compensation                                                                         648                     648
Equity contract costs                                              (408)                                           (408)
Other                                                                          (767)                               (767)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Balance, June 30, 1999            $  870,930  $ (455,640) $  172,388  $  779,102  $     (976) $    3,323  $1,369,127
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========

   Balance, April 1, 2000            $  870,930  $(491,286)  $  174,349  $  819,589  $  (11,625) $    5,304  $1,367,261
Comprehensive Income:
   Net income                                                                23,413                              23,413  $   23,413
   Other comprehensive income,
       net of tax:
     Gain/loss on available for
         sale securities:
       Unrealized (net of income
           tax of $3)                                                                                    (4)         (4)         (4)
       Realized (net of income
           tax of $191)                                                                                 312         312         312
     Gain/loss on foreign
         currency translation:
       Unrealized                                                                                         9           9           9
       Realized                                                                                           -           -           -
                                                                                                                         ----------
Total Comprehensive Income                                                                                               $   23,730
                                                                                                                         ==========
Dividends:
   Common shares                                                            (32,260)                            (32,260)
Treasury shares acquired                            (31,350)                                                    (31,350)
Issued:
   Employee stock purchase plan                         165         185                                             350
   Long-term incentive plan                           3,854                                                       3,854
   Amortization of unearned
       compensation                                                                       1,112                   1,112
Equity contract costs                                              (939)                                           (939)
Other                                                                        (1,199)                             (1,199)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Balance, June 30, 2000            $  870,930  $ (518,617) $  173,595  $  809,543  $  (10,513) $    5,621  $1,330,559
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========

SHARES

                                       Common     Treasury
          Three Months Ended           Shares      Shares
          ------------------         ----------  ----------
   Balance April 1, 1999                147,784     (22,985)
Treasury shares acquired                                (36)
Issued:
   Employee stock purchase plan                          14
   Long-term incentive plan                             104
   Bay State Gas Acquisition                             (1)
   COLCOM Acquisition                                   134
                                     ----------  ----------
   Balance June 30, 1999                147,784     (22,770)
                                     ==========  ==========

   Balance April 1, 2000                147,784     (24,978)
Treasury shares acquired                             (1,839)
Issued:
   Employee stock purchase plan                          21
   Long-term incentive plan                             195
                                     ----------  ----------
   Balance June 30, 2000                147,784     (26,601)
                                     ==========  ==========

                                                             NISOURCE INC.
                                         CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                         -----------------------------------------------------

                                                                                                 Accumulated
                                                             Additional                            Other
                                       Common     Treasury    Paid-In     Retained              Comprehensive          Comprehensive
            Six Months Ended           Shares      Shares     Capital     Earnings     Other       Income      Total       Income
            ----------------         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Balance, January 1, 1999          $  870,930  $ (559,027) $   94,181  $  744,309  $   (1,815) $    1,130  $1,149,708
Comprehensive Income:
   Net income                                                                99,503                              99,503  $   99,503
   Other comprehensive income,
       net of tax:
     Gain/loss on available for
         sale securities:
       Unrealized (net of income
           tax of $1,007)                                                                             1,648       1,648       1,648
       Realized (net of income
           tax of $161)                                                                                 263         263         263
     Gain/loss on foreign
         currency translation:
       Unrealized                                                                                       282         282         282
       Realized                                                                                           -           -           -
                                                                                                                         ----------
Total Comprehensive Income                                                                                               $  101,696
                                                                                                                         ==========
Dividends:
   Common shares                                                            (63,733)                            (63,733)
Treasury shares acquired                           (108,641)                                                   (108,641)
Issued:
   Employee stock purchase plan                         227         593                                             820
   Long-term incentive plan                           3,198         159                    (532)                  2,825
   Bay State Gas Acquisition                        205,881     109,753                                         315,634
   COLCOM Acquisition                                 2,722         939                                           3,661
   Amortization of unearned
       compensation                                                                       1,371                   1,371
Equity contract costs                                           (33,237)                                        (33,237)
Other                                                                          (977)                               (977)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Balance, June 30, 1999             $ 870,930  $ (455,640) $  172,388  $  779,102  $     (976) $    3,323  $1,369,127
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========

   Balance, January 1, 2000          $  870,930  $ (472,553) $  174,405  $  774,425  $    1,111  $    5,186  $1,353,504
Comprehensive Income:
   Net income                                                               103,029                             103,029   $103,029
   Other comprehensive income,
       net of tax:
     Gain/loss on available for
         sale securities:
       Unrealized (net of income
           tax of $571)                                                                                (268)       (268)       (268)
       Realized (net of income
           tax of $191)                                                                                 312         312         312
     Gain/loss on foreign
         currency translation:
       Unrealized                                                                                       391         391         391
       Realized                                                                                           -           -           -
                                                                                                                         ----------
Total Comprehensive Income                                                                                               $  103,464
                                                                                                                         ==========
Dividends:
   Common shares                                                            (65,565)                            (65,565)
Treasury shares acquired                            (65,792)                                                    (65,792)
Issued:
   Employee stock purchase plan                         338         402                                             740
   Long-term incentive plan                          19,390                             (14,061)                  5,329
   Amortization of unearned
       compensation                                                                       2,437                   2,437
Equity contract costs                                            (2,019)                                         (2,019)
Other                                                               807      (2,346)                             (1,539)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Balance, June 30, 2000            $  870,930  $ (518,617) $  173,595  $  809,543  $  (10,513) $    5,621  $1,330,559
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========

SHARES

                                       Common     Treasury
          Six Months Ended             Shares      Shares
          ----------------           ----------  ----------
   Balance January 1, 1999              147,784     (30,254)
Treasury shares acquired                             (3,883)
Issued:
   Employee stock purchase plan                          29
   Long-term incentive plan                             162
   Bay State Gas Acquisition                         11,042
   COLCOM Acquisition                                   134
                                     ----------  ----------
   Balance June 30, 1999                147,784     (22,770)
                                     ==========  ==========

   Balance January 1, 2000              147,784     (23,645)
Treasury shares acquired                             (3,964)
Issued:
   Employee stock purchase plan                          43
   Long-term incentive plan                             965
                                     ----------  ----------
   Balance June 30, 2000                147,784     (26,601)
                                     ==========  ==========

                                                                   NISOURCE INC.
                                         CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                                         -----------------------------------------------------

                                                                                                 Accumulated
                                                             Additional                            Other
                                       Common     Treasury    Paid-In     Retained              Comprehensive          Comprehensive
         Twelve Months Ended           Shares      Shares     Capital     Earnings     Other       Income      Total       Income
         -------------------         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Balance, July 1, 1998              $ 870,930  $ (456,018) $   90,704  $  698,633  $   (2,962) $    2,602  $1,203,889
Comprehensive Income:
   Net income                                                               203,222                             203,222  $  203,222
   Other comprehensive income,
       net of tax:
     Gain/loss on available for
         sale securities:
       Unrealized (net of income
           tax of $1,118)                                                                             1,829       1,829       1,829
       Realized (net of income
           tax of $559)                                                                                (917)       (917)       (917)
     Gain/loss on foreign
         currency translation:
       Unrealized                                                                                      (191)       (191)       (191)
       Realized                                                                                           -           -           -
                                                                                                                         ----------
Total Comprehensive Income                                                                                               $  203,943
                                                                                                                         ==========
Dividends:
   Common shares                                                           (121,692)                           (121,692)
Treasury shares acquired                           (214,635)                                                   (214,635)
Issued:
   Employee stock purchase plan                         417       1,125                                           1,542
   Long-term incentive plan                           5,993         159                    (486)                  5,666
   Bay State Gas Acquisition                        205,881     109,753                                         315,634
   COLCOM Acquisition                                 2,722         939                                           3,661
   Amortization of unearned
       compensation                                                                       2,472                   2,472
Equity contract costs                                           (33,237)                                        (33,237)
Other                                                             2,945      (1,061)                              1,884
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Balance, June 30, 1999             $ 870,930  $ (455,640) $  172,388  $  779,102  $     (976) $    3,323  $1,369,127
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========

   Balance, July 1, 1999              $ 870,930  $ (455,640) $  172,388  $  779,102  $     (976) $    3,323  $1,369,127
Comprehensive Income:
   Net income                                                               163,940                             163,940    $163,940
   Other comprehensive income,
       net of tax:
     Gain/loss on available for
         sale securities:
       Unrealized (net of income
           tax of $514)                                                                                (175)       (175)       (175)
       Realized (net of income
           tax of $475)                                                                                 777         777         777
     Gain/loss on foreign
         currency translation:
       Unrealized                                                                                       754         754         754
       Realized                                                                                         942         942         942
                                                                                                                         ----------
Total Comprehensive Income                                                                                               $  166,238
                                                                                                                         ==========
Dividends:
   Common shares                                                           (130,976)                           (130,976)
Treasury shares acquired                            (83,606)                                                    (83,606)
Issued:
   Employee stock purchase plan                         584         893                                           1,477
   Long-term incentive plan                          20,045          29                 (14,100)                  5,974
   Amortization of unearned
       compensation                                                                       4,563                   4,563
Equity contract costs                                            (2,783)                                         (2,783)
Other                                                             3,068      (2,523)                                545
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Balance, June 30, 2000             $ 870,930  $ (518,617) $  173,595  $  809,543  $  (10,513) $    5,621  $1,330,559
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========

SHARES

                                       Common     Treasury
          Twelve Months Ended          Shares      Shares
          -------------------        ----------  ----------
   Balance July 1, 1998                 147,784     (26,750)
Treasury shares acquired                            (7,565)
Issued:
   Employee stock purchase plan                          52
   Long-term incentive plan                             317
   Bay State Gas Acquisition                         11,042
   COLCOM Acquisition                                   134
                                     ----------  ----------
   Balance June 30, 1999                147,784     (22,770)
                                     ==========  ==========

   Balance July 1, 1999                 147,784     (22,770)
Treasury shares acquired                             (4,902)
Issued:
   Employee stock purchase plan                          74
   Long-term incentive plan                             997
                                     ----------  ----------
   Balance June 30, 2000                147,784     (26,601)
                                     ==========  ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Three Months                   Six Months
                                                      Ended June 30,               Ended June 30,
                                                ------------------------     ------------------------
(Dollars in thousands)                              2000         1999            2000         1999
                                                ===========  ===========     ===========  ===========

Cash flows from operating activities:
 Net income                                     $    23,413  $    22,944     $   103,029   $   99,503
Adjustments to reconcile net income
  to net cash:
    Depreciation and amortization                    84,590       77,539         169,069      150,448
    Net changes in price risk
         management activities                       (7,902)      (2,593)        (11,041)      (2,746)
    Deferred federal and state
         income taxes, net                           (9,970)      (3,822)        (33,354)     (30,750)
    Deferred investment tax credits, net             (1,910)      (1,920)         (3,819)      (3,807)
    Other, net                                        4,788        6,005          11,119         (279)
 Change in certain assets and liabilities -*
   Accounts receivable, net                           6,787      148,423         (54,129)     129,445
   Other receivables                                (24,873)        (615)        (30,398)      (4,922)
   Natural gas in storage                           (47,611)     (21,261)        (27,567)      30,297
   Accounts payable                                  78,440      (86,359)         76,737     (142,277)
   Taxes accrued                                    (89,850)     (96,598)            805       (2,459)
   Gas cost adjustment clause                        (4,370)      (1,900)         44,817       72,447
   Accrued employment costs                           2,063        4,189          (4,248)     (16,439)
   Other accruals                                    11,448       (3,725)          7,589       27,725
Other, net                                          (29,969)     (16,356)        (18,096)       4,984
                                                -----------  -----------     -----------  -----------
      Net cash provided by
          operating activities                       (4,926)      23,951         230,513      311,170
                                                -----------  -----------     -----------  -----------
Cash flows provided by (used in)
    investing activities:

  Utility construction expenditures                 (73,756)     (77,977)       (125,236)    (136,092)
  Acquisition of businesses,
     net of cash acquired                               (50)    (153,765)            (50)    (716,031)
Proceeds from disposition of assets                      42        2,144          15,632       27,560
Other, net                                           (8,437)     (26,355)        (16,110)     (42,618)
                                                -----------  -----------     -----------  -----------
      Net cash used in investing activities         (82,201)    (255,953)       (125,764)    (867,181)
                                                -----------  -----------     -----------  -----------
Cash flows provided by (used in)
    financing activities:

  Issuance of long-term debt                             --      179,516              --      257,771
  Retirement of long-term debt                     (149,087)    (178,354)       (158,731)    (183,072)
  Change in short-term debt                         269,014      244,020         190,788      (16,350)
  Retirement of preferred shares                       (300)      (1,251)         (3,530)      (1,251)
  Proceeds from Corporate Premium

   Income Equity Securities, net                         --           --              --      334,650
  Issuance of common shares                           4,204        6,121           5,679      323,472
  Acquisition of treasury shares                    (31,350)        (983)        (65,792)    (108,641)
  Cash dividends paid on common shares              (32,699)     (31,846)        (66,004)     (61,826)
  Other, net                                             99          113             213          226
                                                -----------  -----------     -----------  -----------
 Net cash provided by (used in)
     financing activities                            59,881      217,336         (97,377)     544,979
                                                -----------  -----------     -----------  -----------
Net increase (decrease) in cash and
 cash equivalents                                   (27,246)     (14,666)          7,372      (11,032)

Cash and cash equivalents at
   beginning of the period                           78,151       64,482          43,533       60,848
                                                -----------  -----------     -----------  -----------
Cash and cash equivalents at
   end of the period                            $    50,905  $    49,816     $    50,905   $   49,816
                                                ===========  ===========     ===========  ===========

 *Net of effect from acquisitions of businesses.



CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Twelve Months
                                                                        Ended June 30,
                                                              ---------------------------------
(Dollars in thousands)                                             2000                1999
                                                              =============       =============
Cash flows from operating activities:
 Net income                                                   $     163,940       $     203,222
Adjustments to reconcile net income
 to net cash:
    Depreciation and amortization                                   330,025             280,005
    Net changes in price risk
         management activities                                      (11,938)             (2,746)
    Deferred federal and state
         income taxes, net                                          (10,495)            (10,041)
    Deferred investment tax credits, net                             (7,703)             (7,526)
    Other, net                                                       37,513               1,725
 Change in certain assets and liabilities -*
    Accounts receivable, net                                       (131,066)            100,278
    Other receivables                                               (16,906)             (3,537)
Natural gas in storage                                              (10,959)             (1,767)
    Accounts payable                                                105,480            (104,862)
    Taxes accrued                                                      (450)            (24,769)
    Gas cost adjustment clause                                      (48,290)             53,534
    Accrued employment costs                                         12,443              (5,172)
    Other accruals                                                   16,404              27,410
Other, net                                                          (55,625)            (16,840)
                                                              -------------       -------------
      Net cash provided by
          operating activities                                      372,373             488,914
                                                              -------------       -------------
Cash flows provided by (used in)
    investing activities:

  Utility construction expenditures                                (330,407)           (262,116)
Acquisition of businesses,
     net of cash acquired                                           (21,888)           (716,031)
Proceeds from disposition of assets                                  17,847              29,729
  Other, net                                                        (34,572)            (51,589)
                                                              -------------       -------------
      Net cash used in investing activities                        (369,020)         (1,000,007)
                                                              -------------       -------------
Cash flows provided by (used in)
    financing activities:

  Issuance of long-term debt                                         11,765             298,776
  Retirement of long-term debt                                     (179,616)           (241,130)
  Change in short-term debt                                         376,116             140,435
  Retirement of preferred shares                                     (4,686)             (2,408)
  Proceeds from Corporate Premium

   Income Equity Securities, net                                         --             334,650
  Issuance of common shares                                           7,100             326,989
  Acquisition of treasury shares                                    (83,606)           (214,635)
  Cash dividends paid on common shares                             (129,777)           (118,903)
  Other, net                                                            440                 451
                                                              -------------       -------------
 Net cash provided by (used in)
     financing activities                                            (2,264)            524,225
                                                              -------------       -------------
Net increase (decrease) in cash and
 cash equivalents                                                     1,089              13,132

Cash and cash equivalents at
   beginning of the period                                           49,816              36,684
                                                              -------------       -------------
Cash and cash equivalents at
   end of the period                                          $      50,905       $      49,816
                                                              =============       =============

 *Net of effect from acquisitions of businesses.

The accompanying notes to consolidated financial statements are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HOLDING COMPANY STRUCTURE: NiSource Inc. (NiSource), formerly NIPSCO Industries, Inc., is an energy and utility-based holding company headquartered in Merrillville, Indiana, that provides natural gas, electricity, water and related services to the public for residential, commercial and industrial uses through a number of regulated and non-regulated subsidiaries. NiSource was organized as an Indiana holding company in 1987 under the name "NIPSCO Industries, Inc.," and changed its name to NiSource Inc. on April 14, 1999, to reflect its new direction as a multi-state supplier of energy and related services.

         NiSource's gas business is comprised primarily of regulated gas utilities and gas transmission companies that operate throughout northern Indiana and New England. In addition, NiSource expanded its gas marketing, trading and storage operations with the April 1999 acquisition of TPC Corporation, now renamed EnergyUSA-TPC Corp. (TPC) and its 1999 acquisition of Market Hub Partners, L.P. (MHP). NiSource's electric business is comprised of a regulated electric utility that operates in northern Indiana. The electric business also includes wholesale sales and power trading activities. NiSource's regulated gas and electric subsidiaries are collectively referred to as the "Energy Utilities." NiSource's regulated water subsidiaries are collectively called the "Water Utilities." Collectively, the Energy and Water Utilities are referred to as the "Utilities."

         The Utilities are subject to regulation with respect to rates, accounting and certain other matters by the Indiana Utility Regulatory Commission (IURC), the Massachusetts Department of Telecommunications and Energy
(MDTE), the New Hampshire Public Utilities Commission (NHPUC), the Maine Public Utilities Commission (MEPUC) and the Federal Energy Regulatory Commission
(FERC), collectively called the "Commissions." MHP is subject to regulation by the Texas Railroad Commission and FERC.

         Non-regulated energy and utility-related products and services are provided through the "Products and Services" subsidiaries. Products and Services subsidiaries perform energy-related services and offer products in connection with these services, which include pipeline construction, repair and maintenance of underground gas and water pipelines, locating and marking utility lines, real estate development activity and development and operation of "inside the fence" cogeneration plants.

         In addition to the Utilities and the Products and Services subsidiaries, NiSource has a wholly-owned subsidiary, NiSource Capital Markets, Inc. (Capital Markets), which engages in financing activities for NiSource and certain of its subsidiaries, excluding Northern Indiana Public Service Company (Northern Indiana).

         On February 28, 2000, NiSource and Columbia Energy Group (CEG) entered into a merger agreement pursuant to which NiSource agreed to acquire CEG for approximately $6 billion, plus the assumption of approximately $2.5 billion of CEG debt. The merger will be accomplished through the creation of a new holding company. Each NiSource common share will be exchanged for one common share of the new holding company. Each CEG share will be exchanged for $70.00 in cash plus $2.60 principal amount of a unit issued by the new holding company
(consisting of a zero coupon debt security coupled with a forward equity contract) or, at the election of the CEG shareholder, $74.00 in new holding company stock, based on the average NiSource share price prior to the closing, but not more than 4.4848 shares of new holding company stock, for each CEG share. Stock elections will be subject to proration if they are made with respect to more than 30% of CEG's outstanding shares. No exchange of shares will occur unless at least 10% of CEG's outstanding shares elect to exchange for shares of the new holding company. The merger is conditioned upon the receipt of a number of approvals. Approval of the NiSource and CEG shareholders was obtained on June 1 and June 2, respectively. As of July 26, 2000, all actions needed from state utility regulatory commissions and from FERC had been received. The Securities and Exchange Commission must still approve the merger under the Public Utility Holding Company Act.

         NiSource has accepted a commitment letter under which certain financial institutions agreed, under specified conditions, to provide up to $6.0 billion to finance the acquisition of CEG. The commitment letter contemplates a revolving credit facility expiring in July 2001, with the right to convert loans outstanding at that time into term loans maturing 364 days thereafter. NiSource has hedged the interest rate risk associated with $1.1 billion of its anticipated refinancing of such debt.

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

         Electric:
         =========

         Electric generation plant                    24 years
         Transmission plant                           26 years
         Distribution plant                           25 years
         Other electric plant                         24 years


         Gas:
         ====

         Gas storage plant                            15 years
         Transmission plant                           18 years
         Distribution plant                           34 years
         Other gas plant                              16 years


         Water:
         ======

         Water source and treatment plant             34 years
         Distribution plant                           68 years
         Other water plant                            13 years

The depreciation provisions for utility plant, as a percentage of the original cost, for the three month, six month and twelve month periods ended June 30, 2000 and 1999 were as follows:


                                           Three Months               Six Months               Twelve Months
                                           Ended June 30,            Ended June 30,            Ended June 30,
                                       ---------------------     ---------------------     ---------------------
                                         2000         1999         2000         1999         2000         1999
                                       ========     ========     ========     ========     ========     ========

         Electric                         3.7%         3.7%         3.7%         3.7%         3.7%         3.7%
         Gas                              4.5%         4.3%         4.4%         4.5%         4.5%         4.6%
         Water                            2.3%         2.2%         2.2%         2.1%         2.4%         2.2%

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

PLANT ACQUISITION ADJUSTMENTS. Net utility plant includes amounts allocated to utility plant in excess of the original cost as part of the purchase price allocation associated with the acquisition of utility businesses, net of accumulated amortization. Net plant acquisition adjustments were $712.2 million and $722.8 million at June 30, 2000 and December 31, 1999, respectively, and are being amortized over forty-year periods from the respective dates of acquisition.

INTANGIBLE ASSETS. The excess of cost over the fair value of the net assets of non-utility businesses acquired is recorded as goodwill. Goodwill of $139.4 million and $125.7 million at June 30, 2000 and December 31, 1999, respectively, is being amortized over a weighted average period of 27 years. Other intangible assets, approximating $12.1 million and $12.8 million at June 30, 2000 and December 31, 1999, respectively, are being amortized over periods of four to eight years. The recoverability of intangible assets is assessed on a periodic basis to confirm that expected future cash flows will be sufficient to support the recorded intangible assets. Accumulated amortization of intangible assets at June 30, 2000 and December 31, 1999, was approximately $17.1 million and $9.9 million, respectively.

COAL RESERVES. The costs of reserves under a long-term mining contract to mine coal reserves through the year 2001 are being recovered through the rate-making process as such coal reserves are used to produce electricity.

ACCOUNTS RECEIVABLE. At June 30, 2000, $100 million of accounts receivable had been sold under a sales agreement, which expires on May 31, 2002.

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

The accumulated amounts for these components are as follows:

(Dollars in millions)
                      July 1,       January 1,        April 1,       June 30,       January 1,       April 1,        June 30,
                       1998            1999            1999            1999            2000            2000            2000
                   ------------    ------------    ------------    ------------    ------------    ------------    ------------

Securities           $    4.7        $    3.6        $    4.0        $    5.6        $    6.1        $    5.9        $    6.2
Foreign currency     $    2.1        $   (2.5)       $   (2.4)       $   (2.3)       $   (0.9)       $   (0.6)       $   (0.6)

STATEMENTS OF CASH FLOWS. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Cash paid during the periods reported for income taxes and interest was as follows:

                                           Three Months               Six Months               Twelve Months
                                           Ended June 30,            Ended June 30,            Ended June 30,
                                       ---------------------     ---------------------     ---------------------
(Dollars in thousands)                   2000         1999         2000         1999         2000         1999
                                       ========     ========     ========     ========     ========     ========

Income taxes                           $ 97,604     $ 88,713     $ 98,975     $ 90,178     $124,789     $141,791
Interest, net of amounts capitalized   $ 40,462     $ 41,329     $ 88,006     $ 72,680     $175,372     $134,573

FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment in charges for electric energy to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three month period. If two statutory requirements relating to expense and return levels are satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three month period will be included in a future filing. Northern Indiana records any under-recovery or over-recovery as a current asset or current liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three month period.

         On August 18, 1999, the IURC issued a generic order (Generic Order) which established new guidelines for the recovery of purchased power costs through fuel adjustment clauses. The IURC ruled that each utility had to establish a "benchmark" which is the utility's highest on-system fuel cost per kilowatt-hour (kwh) during the most recent annual period. The IURC stated that if the weekly average of a utility's purchased power costs were less than the "benchmark," these costs per kwh should be considered net energy costs which are presumed "fuel costs included in purchased power." If the weekly average of a utility's purchased power costs exceeded the "benchmark," the utility would need to submit additional evidence demonstrating the reasonableness of these costs. The Office of Utility Consumer Counselor (OUCC) has appealed the Generic Order to the Indiana Court of Appeals. All briefs have been filed and the case is pending Court decision. Northern Indiana applied the Generic Order's guidelines to purchased power transactions sought to be recovered for February, March and April 2000.

         By an order issued February 23, 2000, the IURC approved the recovery of Northern Indiana's purchased power transactions during the months of July, August and September 1999. Northern Indiana and the OUCC filed petitions for reconsideration of the February 23, 2000 Order.

         On June 30, 2000, Northern Indiana and the OUCC filed a joint motion to withdraw petitions for reconsideration and requested IURC approval of a Stipulation and Agreement (Agreement). The Agreement establishes a recovery mechanism for certain purchase power transactions for the months of July, August and September 2000 that will be utilized in lieu of the IURC's Generic Order guidelines. The Agreement calls for Northern Indiana to return, by an adjustment to fuel adjustment clause factors, $1.8 million to retail ratepayers during the period from November 2000 through April 2001. Northern Indiana has established a reserve for these amounts. By its order issued August 9, 2000, the IURC approved the Agreement. Since the Agreement has been approved, the OUCC will dismiss, with prejudice, its appeal of the Generic Order.

GAS COST ADJUSTMENT CLAUSE. All metered gas sales rates contain an adjustment factor, which reflects the increases and decreases in the cost of purchased gas, contracted gas storage and storage transportation charges. Each gas cost adjustment factor is subject to a monthly, quarterly, semi-annual or annual hearing by the state commissions and remains in effect for a one month, three month, six month or twelve month period. On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the new procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing.

         If the statutory requirement relating to the level of return for the gas utilities is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given one month, three month, six month or twelve month period will be included in a future filing. Any under-recovery or over-recovery is recorded as a current asset or current liability until such time it is billed or refunded to customers.

         Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism (GCIM) which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

NATURAL GAS IN STORAGE. Both the last-in, first-out (LIFO) inventory methodology and the weighted average methodology are used to value natural gas in storage. Based on the average cost of gas using the LIFO method in June 2000 and December 1999, the estimated replacement cost of gas in storage (current and non-current) at June 30, 2000 and December 31, 1999 exceeded the stated LIFO cost by $99.6 million and $48.9 million, respectively. Inventory valued using LIFO was $31.9 million and $23.0 million at June 30, 2000 and December 31, 1999, respectively. Inventory valued using the weighted average methodology was $59.4 million and $40.8 million at June 30, 2000 and December 31, 1999, respectively.

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

         NiSource also uses derivative financial instruments in connection with trading activities at its power trading and certain gas marketing and trading operations. These derivatives, along with the related physical contracts, are recorded at fair value pursuant to Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." Because the majority of trading activities started in 1999, the impact of adopting EITF Issue No. 98-10 on January 1, 1999 was insignificant. Transactions related to electric utility system load management do not qualify as a trading activity under EITF Issue No. 98-10 and are accounted for on an accrual basis. NiSource refers to this activity as Power Marketing.

IMPACT OF ACCOUNTING STANDARDS. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" in June 2000. Statement No. 133 as amended standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that a company recognize those items as assets or liabilities in the balance sheet and measure them at fair value. The standard also suggests in certain circumstances commodity based contracts may qualify as derivatives. Special accounting within this Statement generally provides for matching of the timing of gain or loss recognition of derivative instruments qualifying as a hedge with the recognition of changes in the fair value of the hedged asset or liability through earnings, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Statement also provides that the effective portion of a hedging instrument's gain or loss on a forecasted transaction be initially reported in other comprehensive income and subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Unless those specific hedge accounting criteria are met, SFAS No. 133 requires that changes in derivatives' fair value be recognized currently in earnings.

         SFAS No. 133, as amended, is not effective for NiSource until January 1, 2001. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS No. 133, as amended, to
(1) all hybrid instruments, (2) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1998. NiSource will adopt SFAS No. 133 on January 1, 2001, but has not yet completed its determination of the impact or method of adoption. The fair value of derivatives used in price risk management are described in "Risk Management Activities." The fair value of these derivatives would be recognized as assets or liabilities on the balance sheet consistent with the current accounting treatment for certain freestanding derivatives. NiSource is in the process of projecting the impact of SFAS No. 133 but has not yet quantified the other effects of adopting SFAS No. 133 on its financial statements. However, adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

REGULATORY ASSETS. The Utilities' operations are subject to the regulation of the appropriate state commissions and, in the case of the Energy Utilities, the FERC. Accordingly, the Utilities' accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The Utilities monitor changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of their operations. As of June 30, 2000, and December 31, 1999, the regulatory assets identified below represent probable future revenues to the Utilities as these costs are recovered through the rate-making process. If a portion of the Utilities' operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period.

Regulatory assets were comprised of the following items:

                                                                June 30,           December 31,
(Dollars in thousands)                                            2000                1999
                                                              =============       =============

Unamortized reacquisition premium on debt (see Note 16)       $      37,962       $      39,719
Unamortized R. M. Schahfer Unit 17 and Unit 18 carrying
    charges and deferred depreciation (see below)                    56,003              58,111
Bailly scrubber carrying charges and deferred depreciation
    (see below)                                                       7,542               8,010
Deferral of SFAS No. 106 expense not recovered
    (see Note 8)                                                     72,622              75,527
FERC Order No. 636 transition costs                                   9,984              13,728
Regulatory income tax asset, net (see Note 6)                        27,543              24,941
Other                                                                17,328              12,843
                                                              -------------       -------------
                                                                    228,984             232,879
                                                              -------------       -------------
Less: Current portion of regulatory assets                           20,500             24,245
                                                              -------------       -------------
                                                              $     208,484       $     208,634
                                                              =============       =============


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

INVESTMENTS IN REAL ESTATE. A series of affordable housing projects are held as investments and accounted for using the equity method. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Investments, at equity, include $31.9 million and $33.3 million relating to affordable housing projects at June 30, 2000 and December 31, 1999, respectively.

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


On a pro forma basis, NiSource's consolidated results of operations for the six months and twelve months ended June 30, 1999, including BSG, would have been:

                                                                         UNAUDITED

      (Dollars in thousands)                                    Six Months        Twelve Months
                                                              =============       =============

      Operating revenue                                       $   1,650,540       $   3,304,150
      Operating income                                        $     246,421       $     463,621
      Net income                                              $     102,293       $     189,844

         On April 1, 1999, NiSource acquired the stock of TPC, a Houston-based natural gas marketing and storage company, for approximately $150 million in cash. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets and liabilities acquired based on their estimated fair values, including estimates with respect to the tax bases of certain assets acquired. As a result of the TPC acquisition, NiSource had an indirect investment in the amount of $126.0 million, representing a 77.3% interest in MHP, the leading developer, owner and operator of high deliverability salt cavern natural gas storage capacity. During the fourth quarter of 1999, NiSource purchased the remaining interests in MHP. On a pro forma basis the impact to operating income and net income to the three month, six month and twelve month periods ended March 31, 2000 was not significant.

(4) LITIGATION. NISOURCE ENERGY SERVICES CANADA LTD. On October 31, 1996, NiSource's subsidiary NiSource Energy Services Canada Ltd. (NESI Canada) acquired 70% of the outstanding shares of Chandler Energy Inc., a gas marketing and trading company located in Calgary, Alberta, and subsequently renamed it NESI Energy Marketing Canada Ltd. (NEMC). Between November 1 and November 27, 1996, gas prices in the Calgary market increased dramatically. As a result, NEMC was selling gas, pursuant to contracts entered into prior to the acquisition date, at prices substantially below its costs to acquire such gas. On November 27, 1996, NEMC ceased doing business and sought protection from its creditors under the Companies' Creditors Arrangement Act, a Canadian corporate reorganization statute. NEMC was declared bankrupt as of December 12, 1996.

         Certain creditors of NEMC filed claims in the Canadian courts against NiSource, Capital Markets, NI Energy Services, Inc. and NESI Canada, alleging that misrepresentations were made relating to NEMC's financial condition and claiming damages. In addition, certain creditors of NEMC, through the Canadian bankruptcy court, asserted fraudulent transfer, breach of contract, breach of fiduciary duty and other claims on behalf of NEMC against NiSource, Capital Markets, NI Energy Services, Inc., NESI Canada and the directors of NEMC. The Court of Queen's Bench of Alberta recently ordered that the latter claims should proceed to hearing on certain agreed liability issues (with proceedings to determine damages, if necessary, to commence later), and ordered that such hearing would be dispositive of all disputes among the parties. NiSource intends to vigorously defend against such claims and any other claims seeking to assert that any party other than NEMC is responsible for NEMC's liabilities. Management believes that any loss relating to NEMC will not be material to the financial position or results of operations of NiSource.

         POWER COMPANY OF AMERICA L.P. (PCA) BANKRUPTCY. On July 12, 2000, counsel for the trustee to the Power Company of America Liquidating Trust (Trustee), the successor of PCA under a plan of reorganization demanded that NESI Power Marketing, Inc. (NPM) pay $16.1 million, plus interest, and withdraw its proof of claim in the amount of $1.6 million by filing an adversary proceeding against NPM in the United States Bankruptcy Court District of Connecticut. The trustee's claim asserted that NPM received fraudulent conveyances, fraudulent transfers, and preferential transfers during 1998 when NPM received payments in connection with its consent to the assignment by PCA to third parties of PCA's interest in certain power transactions for the sale of electric power by NPM to PCA and when PCA and NPM closed out certain forward contracts between them for the supply of electric power during various time periods between September 1, 1998 and March 31, 1999. These transactions occurred following NPM's demand for adequate assurance of future performance following a disruption in the over-the-counter market for electric power in late June and early July 1998 which impaired PCA's ability to perform. NPM disputes any liability to the Trustee and intends to vigorously defend against any matters asserted in the adversary proceeding. Management believes that any loss relating to PCA will not be material to the financial position and results of operations of NiSource.

(5) ENVIRONMENTAL MATTERS:

GENERAL. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

SUPERFUND. Because several NiSource subsidiaries are "potentially responsible parties" (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at several waste disposal sites, as well as at former manufactured-gas plant sites which it, or its corporate predecessors, own or owned or operated, it may be required to share in the costs of clean up of such sites. A program was instituted to investigate former manufactured-gas plant sites where it is the current or former owner, which investigation has identified forty-six such sites. Initial sampling has been conducted at thirty-three sites. Investigation activities have been completed at twenty-five sites and remedial measures have been selected or implemented at eighteen sites. NiSource intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action.

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

         As of June 30, 2000, a reserve of approximately $23.7 million has been recorded to cover probable corrective actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other PRPs and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any corrective actions required, after consideration of insurance coverages, contributions from other PRPs and rate recovery, will not have a material effect on its financial position or results of operations.

CLEAN AIR ACT. The Clean Air Act Amendments of 1990 (CAAA) impose limits to control acid rain on the emission of sulfur dioxide and nitrogen oxides (NOx) which become fully effective in 2000. All of NiSource's facilities are already in compliance with the sulfur dioxide limits. NiSource has already taken the steps necessary to meet the NOx limits.

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

NITROGEN OXIDES. During 1998, the Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana must issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups, including utilities. On May 25, 1999, the United States Court of Appeals for the D.C. Circuit issued an order staying the NOx SIP call rule's September 30, 1999 deadline for the state submittals until further order of the court. In a March 3, 2000 decision, the United States Court of Appeals for the D.C. Circuit ruled largely in favor of EPA's regional NOx plan. The state led group requested a hearing of the issue from the full court. On June 22, 2000, the court denied the rehearing and lifted the stay for the state plan submittals. The states now have until the end of October 2000 to submit their plans implementing the EPA NOx SIP Call. Further legal challenges are expected, including an appeal to the United States Supreme Court. The State of Indiana in February 2000 proposed a moderate NOx control plan designed to address Indiana's ozone nonattainment areas and regional ozone transport. Any NOx emission limitations resulting from these actions could be more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. NiSource is evaluating the court decision and any potential requirements that could result from the rules as implemented by the State of Indiana. NiSource believes that the costs relating to compliance with the new standards may be substantial, but such costs are dependent upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana is continuing its programs to reduce NOx emissions and NiSource will continue to closely monitor developments in this area.

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

The components of the net deferred income tax liability at June 30, 2000 and December 31, 1999, were as follows:

                                                                June 30,           December 31,
(Dollars in thousands)                                            2000                1999
                                                              =============       =============

Deferred tax liabilities--
     Accelerated depreciation and other
     property differences                                     $   1,117,973       $   1,129,011
     AFUDC-equity                                                    29,195              31,274
     Adjustment clauses                                               2,523              16,730
     Other regulatory assets                                         26,554              27,616
     Prepaid pension and other benefits                              64,590              64,853
    Reacquisition premium on debt                                    15,224              15,919
Deferred tax assets--
    Deferred investment tax credits                                 (35,604)            (36,650)
    Removal costs                                                  (177,961)           (171,645)
    Other postretirement/postemployment benefits                    (60,521)            (58,645)
    Other, net                                                      (33,512)            (27,300)
                                                              -------------       -------------
                                                                    948,461             991,163

Less: Deferred income taxes related to current
    assets and liabilities                                          (34,460)             (7,519)
                                                              -------------       -------------
Deferred income taxes--noncurrent                             $     982,921       $     998,682
                                                              =============       =============


Federal and state income taxes as set forth in the Consolidated Statements of Income were comprised of the following:

                                           Three Months               Six Months               Twelve Months
                                           Ended June 30,            Ended June 30,            Ended June 30,
                                       ---------------------     ---------------------     ---------------------
(Dollars in thousands)                   2000         1999         2000         1999         2000         1999
                                       ========     ========     ========     ========     ========     ========
Current income taxes -
Federal                                $ 21,931     $ 15,028     $ 85,393     $ 78,541     $ 98,751     $110,310
State                                     2,852        2,370       12,569       12,594       14,106       16,930
                                       --------     --------     --------     --------     --------     --------
                                         24,783       17,398       97,962       91,135      112,857      127,240
                                       --------     --------     --------     --------     --------     --------
Deferred income taxes, net -
Federal                                  (8,930)      (3,545)     (30,487)     (28,334)     (10,030)      (9,260)
State                                    (1,040)        (277)      (2,868)      (2,416)        (466)        (781)
                                       --------     --------     --------     --------     --------     --------
                                         (9,970)      (3,822)     (33,355)     (30,750)     (10,496)     (10,041)
                                       --------     --------     --------     --------     --------     --------
Deferred investment tax

credits, net                             (1,910)      (1,920)      (3,820)      (3,807)      (7,704)      (7,526)
                                       --------     --------     --------     --------     --------     --------
   Total income taxes                  $ 12,903     $ 11,656     $ 60,787     $ 56,578     $ 94,657     $109,673
                                       ========     ========     ========     ========     ========     ========

A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                           Three Months               Six Months               Twelve Months
                                           Ended June 30,            Ended June 30,            Ended June 30,
                                       ---------------------     ---------------------     ---------------------
(Dollars in thousands)                   2000         1999         2000         1999         2000         1999
                                       ========     ========     ========     ========     ========     ========

 Net income                            $ 23,413     $ 22,944     $103,029     $ 99,503     $163,940     $203,222
 Add - Income taxes                      12,903       11,656       60,787       56,578       94,657      109,673
Dividend requirements on

  preferred stocks of subsidiaries        2,008        2,077        4,042        4,193        8,183        8,436
                                       --------     --------     --------     --------     --------     --------
Income before preferred dividend
  requirements of subsidiaries
  and income taxes                     $ 38,324     $ 36,677     $167,858     $160,274     $266,780     $321,331
                                       ========     ========     ========     ========     ========     ========

Amount derived by multiplying pre-tax
  income by the statutory rate         $ 13,413     $ 12,837     $ 58,750     $ 56,096     $ 93,373     $112,466
Reconciling items multiplied by the
  statutory rate:
   Book depreciation over related tax
    depreciation                            917          968        1,835        1,937        3,832        3,933
   Amortization of deferred investment
    tax credits                          (1,910)      (1,920)      (3,820)      (3,807)      (7,704)      (7,526)
   State income taxes, net of federal
    income tax benefit                      814        1,264        5,302        5,770        8,703       10,224
   Reversal of deferred taxes provided
    at rates in excess of the current
    federal income tax rate                (919)        (721)      (1,838)      (1,442)      (5,853)      (5,372)
   Low-income housing credits            (1,267)      (1,128)      (2,534)      (2,256)      (4,790)      (4,176)
   Nondeductible amounts related to
    amortization of  intangible assets
    and plant acquisition adjustments       619          619        1,238        1,238        2,476        2,496
   Other, net                             1,236         (263)       1,854         (958)       4,620       (2,372)
                                       --------     --------     --------     --------     --------     --------
       Total income taxes              $ 12,903     $ 11,656     $ 60,787     $ 56,578     $ 94,657     $109,673
                                       ========     ========     ========     ========     ========     ========

(7) PENSION PLANS:  Noncontributory,  defined benefit retirement plans cover the
majority  of  employees.   Benefits  under  the  plans  reflect  the  employees'
compensation, years of service and age at retirement.


The change in the benefit obligation for the years 1999 and 1998 was as follows:

(Dollars in thousands)                                            1999                1998
                                                              =============       =============

Benefit obligation at beginning of year (January 1,)          $     949,039       $     875,756
Service cost                                                         19,811              17,093
Interest cost                                                        69,610              60,686
Plan amendments                                                          --              14,655
Actuarial (gain) loss                                               (60,108)             38,773
Acquisition of Bay State                                             78,684                 --
Benefits paid                                                       (66,687)            (57,924)
                                                              -------------       -------------
Benefit obligation at end of the year (December 31,)          $     990,349       $     949,039
                                                              =============       =============


The change in the fair value of the plans' assets for the years 1999 and 1998 was as follows:

(Dollars in thousands)                                            1999                1998
                                                              =============       =============

Fair value of plan assets at beginning of year (January 1,)   $     987,030       $     924,857
Actual return on plan assets                                        170,814              85,254
Employer contributions                                               42,641              34,843
Acquisition of Bay State                                             92,070                  --
Benefits paid                                                       (66,687)            (57,924)
                                                              -------------       -------------
Plan assets at fair value at end of the year (December 31,)   $   1,225,868       $     987,030
                                                              =============       =============

         The plans' assets are invested primarily in common stocks, bonds and notes.

The plans' funded status as of December 31, 1999 and 1998 is as follows:

(Dollars in thousands)                                            1999                1998
                                                              =============       =============

Plan assets in excess of benefit obligation                   $     235,519       $      37,991
Unrecognized net actuarial loss                                    (150,984)            (10,938)
Unrecognized prior service cost                                      55,662              57,193
Unrecognized transition amount                                       22,113              26,813
                                                              -------------       -------------
Prepaid pension costs                                         $     162,310       $     111,059
                                                              =============       =============

         The benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula which considers expected future salary increases. Discount rates of 7.75% and 7.00% and rates of increase in compensation levels of 4.5% were used to determine the benefit obligations at December 31, 1999 and 1998.

Prepaid pension costs were $193.1 million at June 30, 2000 and are reported under the captions "Prepayments and Other" in the Consolidated Balance Sheets.


The following items are the components of provisions for pensions for the three month, six month and twelve month periods ended June 30, 2000 and June 30, 1999:

                                           Three Months               Six Months               Twelve Months
                                           Ended June 30,            Ended June 30,            Ended June 30,
                                       ---------------------     ---------------------     ---------------------
(Dollars in thousands)                   2000         1999         2000         1999         2000         1999
                                       ========     ========     ========     ========     ========     ========
Service costs                          $  5,227     $  4,301     $ 10,455     $  9,720     $ 20,546     $ 13,776
Interest costs                           18,876       16,278       37,752       33,492       73,870       50,610
Expected return on plan assets          (28,474)     (22,404)     (54,440)     (45,399)    (104,269)     (69,564)
Amortization of transition obligation     1,472        1,416        2,944        2,895        6,218        4,523
Amortization of prior service costs       1,581        1,571        3,161        3,158        6,513        3,721
Amortization of (gain)/loss                (720)          --       (1,440)          --       (1,440)          --
                                       --------     --------     --------     --------     --------     --------
                                       $ (2,038)    $  1,162     $ (1,568)    $  3,866     $  1,438     $  3,066
                                       ========     ========     ========     ========     ========     ========


Assumptions used in the valuation and determination of 2000 and 1999 pension expense were as follows:

                                                                  2000                 1999
                                                              =============       =============

Discount rate                                                         7.75%               7.00%
Rate of increase in compensation levels                               4.50%               4.50%
Expected long-term rate of return on assets                           9.00%               9.00%

         Certain union employees participate in industry-wide, multi-employer pension plans which provide for monthly benefits based on length of service. Specified amounts per compensated hour for each employee are contributed to the trustees of these plans. Contributions of $0.6 million, $1.1 million and $2.3 million were made to these plans for the three month, six month and twelve month periods ended June 30, 2000, respectively. The relative position of each employer participating in these plans with respect to the actuarial present value of accumulated plan benefits and net assets available for benefits is not available.

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


The   following   table  sets  forth  the  change  in  the  plans'   accumulated
postretirement benefit obligation (APBO) as of December 31, 1999 and 1998:

(Dollars in thousands)                                            1999                1998
                                                              =============       =============

Accumulated postretirement benefit obligation at
   beginning of year (January 1,)                             $     240,601       $     223,908
Service cost                                                          5,531               5,249
Interest cost                                                        18,101              15,793
Participant contributions                                             1,204                  --
Plan amendments                                                          --                (283)
Actuarial (gain) loss                                               (17,627)              8,453
Acquisition of Bay State                                             23,205                  --
Benefits paid                                                       (17,116)            (12,519)
                                                              -------------       -------------
Accumulated postretirement benefit obligation
   at end of the year (December 31,)                          $     253,899       $     240,601
                                                              =============       =============


The change in the fair value of the plan assets for the years 1999 and 1998 is as follows:

(Dollars in thousands)                                            1999                1998
                                                              =============       =============

Fair value of plan assets at beginning of year (January 1,)   $       2,903       $       2,400
Actual return of plan assets                                          2,521               1,103
Employer contributions                                               13,877              10,637
Participant contributions                                             1,204               1,282
Acquisition of Bay State                                             26,620                  --
Benefits paid                                                       (17,116)            (12,519)
                                                              -------------       -------------
Plan assets at fair value at end of the year (December 31,)   $      30,009       $       2,903
                                                              =============       =============

Following is the funded status for postretirement benefits as of December 31, 1999 and 1998:

(Dollars in thousands)                                            1999                1998
                                                              =============       =============

Funded status                                                 $    (223,890)      $    (237,698)
Unrecognized net actuarial gain                                    (106,161)            (87,087)
Unrecognized prior service cost                                       3,550               3,873
Unrecognized transition amount                                      167,322             164,436
                                                              -------------       -------------
Accrued liability for postretirement benefits                 $    (159,179)      $    (156,476)
                                                              =============       =============

         In order to determine the APBO at December 31, 1999, a discount rate of 7.75% and a pre-Medicare medical trend rate of 6% to a long-term rate of 5% was used, and at December 31, 1998, a discount rate of 7% and a pre-Medicare medical trend rate of 7% declining to a long-term rate of 5% was used. The accrued liability for postretirement benefits was $170.4 million at June 30, 2000.


Net  periodic   postretirement   benefit  costs,  before  consideration  of  the
rate-making  discussed  previously,  for the three  month,  six month and twelve month  periods  ended June 30, 2000 and June 30,  1999,  include  the  following components:

                                           Three Months               Six Months               Twelve Months
                                           Ended June 30,            Ended June 30,            Ended June 30,
                                       ---------------------     ---------------------     ---------------------
(Dollars in thousands)                   2000         1999         2000         1999         2000         1999
                                       ========     ========     ========     ========     ========     ========
Service costs                          $  1,523     $  1,652     $  3,044     $  2,648     $  4,587     $  5,223
Interest costs                            4,979        4,865        9,959        9,375       14,801       17,022
Expected return on plan assets             (579)        (854)      (1,159)      (1,233)        (187)      (1,349)
Amortization of transition obligation     3,216        3,287        6,431        6,328       10,851       12,214
Amortization of prior service costs          86           86          172          172          279          344
Amortization of (gain) loss              (1,414)      (1,220)      (2,826)      (2,396)      (5,986)      (5,357)
                                       --------     --------     --------     --------     --------     --------
                                       $  7,811     $  7,816     $ 15,621     $ 14,894     $ 24,345     $ 28,097
                                       ========     ========     ========     ========     ========     ========

Assumptions   used  in  the   determination   of  2000  and  1999  net  periodic
postretirement benefit costs were as follows:

                                                                  2000                1999
                                                              =============       =============
Discount rate                                                         7.75%               7.00%
Rate of increase in compensation levels                               4.50%               4.50%
Assumed annual rate of increase in health care benefits               6.00%               7.00%
Assumed ultimate trend rate                                           5.00%               5.00%

          The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the APBO at January 1, 2000 by approximately $25.6 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.3 million and $2.6 million for the three month and six month periods ended June 30, 2000. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the APBO at January 1, 2000 by approximately $21.1 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $1.0 million and $2.0 million for the three month and six month periods ended June 30, 2000. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

(9) AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS:

      NISOURCE -
       20,000,000 shares-Preferred -without par value

        4,000,000 of NiSource's Series A Junior Participating Preferred Shares are reserved for issuance pursuant to the Share Purchase Rights Plan described in Note 14, Common Shares.

     NORTHERN INDIANA -
        2,400,000 shares-Cumulative Preferred  -$100 par value
        3,000,000 shares-Cumulative Preferred  -  no par value
        2,000,000 shares-Cumulative Preference -$ 50 par value(none outstanding) 3,000,000 shares-Cumulative Preference - no par value (none issued)

     INDIANAPOLIS WATER COMPANY (IWC) -
          300,000 shares-Cumulative Preferred  -$100 par value

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

(10) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF THE ISSUER:

                                                                                                Redemption
                                                                                                 Price at
                                                         June 30,           December 31,         June 30,
 (Dollars in thousands, except Redemption Prices)          2000                1999                2000
                                                       =============       =============       =============

NORTHERN INDIANA PUBLIC SERVICE COMPANY:

  CUMULATIVE PREFERRED STOCK -  $100 PAR VALUE -

    4-1/4% series - 209,035 shares outstanding         $      20,903       $      20,903       $      101.20
    4-1/2% series -  79,996 shares outstanding                 8,000               8,000       $      100.00
    4.22%  series - 106,198 shares outstanding                10,620              10,620       $      101.60
    4.88%  series - 100,000 shares outstanding                10,000              10,000       $      102.00
    7.44%  series -  41,890 shares outstanding                 4,189               4,189       $      101.00
    7.50%  series -  34,842 shares outstanding                 3,484               3,484       $      101.00
    Premium on preferred stock                                   254                 254                 N/A

  CUMULATIVE PREFERRED STOCK - NO PAR VALUE -
      Adjustable rate (6.00% at June 30, 2000),
      Series A (stated value $50 per share) 473,285
      shares outstanding                                      23,664              23,664       $       50.00
INDIANAPOLIS WATER COMPANY:
  CUMULATIVE PREFERRED STOCK- $100 PAR VALUE

    4% to 5%, 25,166 shares outstanding                        2,517               4,497     $100.00-$105.00
                                                       -------------       -------------
                                                       $      83,631       $      85,611
                                                       =============       =============

During the period July 1, 1999 to June 30, 2000, there were no additional issuances of the above preferred stocks. The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of the issuer at the redemption prices shown.


(11) PREFERRED STOCKS, REDEMPTION OUTSIDE CONTROL OF ISSUER:


Preferred  stocks  subject  to  mandatory   redemption   requirements  or  whose
redemption is outside the control of issuer, excluding sinking fund payments due within one year were as follows:


                                                                June 30,           December 31,
(Dollars in thousands)                                            2000                1999
                                                              =============       =============

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
  CUMULATIVE PREFERRED STOCK -$100 PAR VALUE -

    8.85%  series - 25,000 shares outstanding                 $       2,500       $       3,750
    7-3/4% series - 27,798 shares outstanding                         2,780               2,780
    8.35%  series - 42,000 shares outstanding                         4,200               4,500
  CUMULATIVE PREFERRED STOCK -NO PAR VALUE -

    6.50%  series - 430,000 shares outstanding                       43,000              43,000
                                                              -------------       -------------
                                                              $      52,480       $      54,030
                                                              =============       =============


The redemption prices at June 30, 2000, as well as sinking fund provisions, for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:

                                                                       Sinking Fund or
    Series            Redemption Price Per Share               Mandatory Redemption Provisions
==============        ==========================              =================================

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

 Cumulative preferred stock -no par value -
        6.50%         $100.00 on October 14, 2002             430,000 shares on October 14, 2002.


Sinking  fund   requirements   with  respect  to  redeemable   preferred  stocks
outstanding at June 30, 2000 for each of the twelve month periods  subsequent to
June 30, 2001, were as follows:

                  Twelve Months Ended June 30,       (Dollars in thousands)
                  =========================================================
                  2002                                           $    1,828
                  2003                                           $   44,828
                  2004                                           $      578
                  2005                                           $      878


         Sinking fund payments due within one year are reported under the caption "Other" included in the Current Liabilities in the Consolidated Balance Sheet.

(12) COMMON DIVIDEND: NiSource's ability to pay dividends depends primarily upon dividends it receives from Northern Indiana. Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At June 30, 2000, Northern Indiana had approximately $132.9 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(13) EARNINGS PER SHARE: The weighted average shares outstanding for diluted earnings per share include the incremental effect of the various long-term incentive compensation plans and the incremental effect of common shares associated with the equity forward share purchase contract calculated under the reverse treasury stock method. See Note "Equity Forward Share Contract" for description of the contract.


The net income, preferred dividends and shares used to compute basic and diluted earnings per share is presented in the following table:

(Dollars in thousands, except share amounts)

                                         Three Months              Six Months              Twelve Months
                                         Ended June 30,           Ended June 30,           Ended June 30,
                                    ------------------------  ------------------------  ------------------------
(Dollars in thousands)                   2000         1999         2000         1999         2000         1999
                                    ===========  ===========  ===========  ===========  ===========  ===========

BASIC

Weighted Average Number of Common
    Shares Outstanding              120,569,530  124,951,321  122,203,747  123,804,922  123,545,434  121,166,275
                                    ===========  ===========  ===========  ===========  ===========  ===========

Net Income to be Used to Compute Basic
    Earnings per Share:

Net Income                          $    23,413  $    22,944  $   103,029  $    99,503  $   163,940  $   203,222
                                    ===========  ===========  ===========  ===========  ===========  ===========
Basic Earnings per Average Common

    Share                           $      0.19  $      0.18  $      0.84  $      0.80  $      1.32  $      1.67
                                    ===========  ===========  ===========  ===========  ===========  ===========

DILUTED

Weighted Average Number of Common

    Shares Outstanding              120,569,530  124,951,321  122,203,747  123,804,922  123,545,434  121,166,275
Dilutive Shares                       4,085,406      675,425    4,191,800      560,493    2,742,024      751,312
                                    -----------  -----------  -----------  -----------  -----------  -----------
Weighted Average Shares             124,654,936  125,626,746  126,395,547  124,365,415  126,287,458  121,917,587
                                    ===========  ===========  ===========  ===========  ===========  ===========

Net Income to be Used to Compute
    Diluted Earnings per Share:

Net Income                          $    23,413  $    22,944  $   103,029  $    99,503  $   163,940  $   203,222
                                    ===========  ===========  ===========  ===========  ===========  ===========
Diluted Earnings per Average

    Common Share                    $      0.18  $      0.18  $      0.81  $      0.80  $      1.29  $      1.66

                                    ===========  ===========  ===========  ===========  ===========  ===========

(14) COMMON SHARES: As of June 30, 2000 NiSource has 400,000,000 of authorized common shares without par value. All references to numbers of common shares reported, including per share amounts and stock option data, have been adjusted to reflect the two-for-one stock split paid February 20, 1998.

SHARE PURCHASE RIGHTS PLAN. On February 17, 2000, the Board of Directors of NiSource adopted a new Share Purchase Rights Plan which has substantially the same terms as a previously effective Share Purchase Rights Plan. Each Right, when exercisable, would initially entitle the holder to purchase from NiSource one one-hundredth of a share of Series A Junior Participating Preferred Share, without par value, at a price of $60 per one one-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of NiSource's outstanding shares, or merged into NiSource or merged NiSource into the acquirer, the Rights would entitle the holders to purchase NiSource's or the acquirer's common shares for one-half of the market price. The Rights will not dilute NiSource's common shares nor affect earnings per share unless they become exercisable for common shares. The Plan was not adopted in response to any specific attempt to acquire control of NiSource. The Rights are not currently exercisable.

COMMON SHARE REPURCHASES. The Board has authorized the repurchase of 62.1 million common shares, subject to certain limits. At June 30, 2000, approximately 60.2 million shares had been repurchased at an average price of $16.95 per share.

EQUITY FORWARD SHARE PURCHASE CONTRACT. During the second quarter of 1999, a forward purchase contract was entered into covering the purchase of up to 5% of NiSource's outstanding common shares. At the end of each quarterly period during the term of the forward purchase contract, NiSource has the option, but not the obligation, to settle the forward purchase contract with respect to all or a portion of the common shares held by the counterparty. As of December 31, 1999, the counterparty informed NiSource that approximately 5.6 million shares had been purchased at a weighted average cost of $26.90 per share. NiSource has the option to settle with the counterparty by means of physical, net cash or net share settlement. On a quarterly basis, NiSource pays the counterparty a fee based on the amount paid for common shares purchased by the counterparty, and the counterparty remits dividends received on shares owned. All such amounts paid and remitted under the contract are reflected in equity contract costs of common shareholders' equity. The net amount was a charge of $0.9 million, $2.0 million and $2.8 million for the three month, six month and twelve month periods ended June 30, 2000.

         NiSource will be obligated to settle the forward purchase contract with respect to all the remaining common shares in May 2003, or under certain circumstances after an extension period of up to six months, at NiSource's option. As of June 30, 2000, the nominal amount and fair value of the equity forward purchase contract was approximately $150 million and a loss of $(46) million, respectively. NiSource's forward purchase contract is currently accounted for in permanent equity.

         In March 2000, the Emerging Issues Task Force (EITF) released Issue No. 00-07, "Application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," to Equity Derivative Transactions That Contain Certain Provisions That Require Cash Settlement if Certain Events Outside the Control of the Issuer Occur." The final consensus in EITF Issue No. 00-07 generally stated that equity derivative contracts that contained provisions that implicitly or explicitly required net cash settlement outside the control of the company must be treated as assets and liabilities and carried at fair value rather than as equity instruments carried at original cost and reported as part of permanent equity, as provided for in EITF Issue No. 96-13.Similarly, the EITF reached consensus that equity derivative contracts with any provisions that could require physical settlement by a cash payment to the counterparty in exchange for the issuer's shares should be classified as temporary equity. For contracts that existed before March 16, 2000, the provisions of the consensus shall be applied on December 31, 2000, to those contracts that remain outstanding at that date, based on the contract terms then in place. The applying EITF No. 00-07 will require asset/liability treatment for contracts with net cash settlement provisions to be recalculated as of December 31, 2000, and presented on that date as a cumulative effect of a change in accounting principles. Any reclassification of amounts from permanent equity to temporary equity as a result of settlement provisions requiring physical cash settlement shall be made for balance sheets as of and subsequent to December 31, 2000.

         As part of EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13," the EITF developed a model governing how certain settlement features affect the accounting for equity derivative contracts entered into by a company with respect to its own stock. The EITF also tentatively provided an extended transition period for amending existing contracts (June 30, 2001). Consensus has not yet been reached. Management of NiSource continues to review possible amendments to contract provisions with the counterparty. There continue to be discussions related to the accounting for such contracts by the EITF and other authoritative bodies. NiSource expects to adopt the provisions of the ultimate consensus within the transition period. However, the ultimate resolution and impact of the accounting for the contract will be dependent upon the results of the review of contract provisions with the counterparty, possible future changes in authoritative guidance and fluctuations in NiSource's share price.

         (15) LONG-TERM INCENTIVE PLANS: There are two long-term incentive plans for key management employees that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provided for the issuance of up to 5.0 million common shares to key employees through April 1998 and April 2004, respectively. The 1988 Plan, as amended and restated, and the 1994 Plan, as amended and restated, were re-approved by shareholders on April 14, 1999. The Plans permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. Under the Plans, the exercise price of each option equals the market price of common stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

         On January 29, 2000, the Board of Directors of NiSource approved certain additional amendments to the 1994 Plan and on June 1, 2000, the 1994 Plan, as amended and restated, was approved by shareholders at the 2000 Annual Meeting of Shareholders of NiSource. The amended and restated 1994 Plan provides for the number of common shares subject to the plan to increase from 5.0 million to 11.0 million, and permits contingent stock awards and dividend equivalents payable on grants of options, stock appreciation rights (SARs), performance units and contingent stock awards. At June 30, 2000, there were 6,807,836 shares reserved for future awards under the amended and restated 1994 Plan.

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

         SARs may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, common shares, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapsed on January 27, 2000 and vested at 116% of the number awarded, due to attaining specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1998 lapsed two years from date of grant and vested at 100% of the number awarded. Restrictions on shares awarded in 2000 lapse three years from date of grant and vesting may vary from 0% to 200% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 683,500 and 513,500 restricted shares outstanding at June 30, 2000 and December 31, 1999, respectively.

         The Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 200,000 common shares to nonemployee directors. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows for the award of nonqualified stock options, subject to immediate vesting in the event of the director's death or disability, or a change in control of NiSource. If a director's service on the Board is terminated for any reason other than retirement at or after age seventy, death or disability, any common shares not vested as of the date of termination are forfeited. As of June 30, 2000, 81,500 shares had been issued under the Plan.

         These plans are accounted for under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for nonqualified stock options. The compensation cost that was charged against net income for restricted stock awards was $1.1 million and $0.6 million for the three month, $2.4 million and $1.4 million for the six month and $4.6 million and $2.5 million for the twelve month periods ended June 30, 2000 and 1999, respectively.


Had compensation cost for nonqualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," net income and earnings per average common share would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share data)

                                           Three Months               Six Months               Twelve Months
                                           Ended June 30,            Ended June 30,            Ended June 30,
                                       ---------------------     ---------------------     ---------------------
(Dollars in thousands)                   2000         1999         2000         1999         2000         1999
                                       ========     ========     ========     ========     ========     ========

NET INCOME:

 As reported                           $ 23,413     $ 22,944     $103,029     $ 99,503     $163,940     $203,222
 Pro forma                             $ 22,753     $ 22,540     $101,793     $ 98,695     $161,873     $201,725

EARNINGS PER AVERAGE COMMON SHARE:
 Basic:

   As reported                         $   0.19     $   0.18     $   0.84     $   0.80     $   1.32     $   1.67
   Pro forma                           $   0.18     $   0.18     $   0.83     $   0.79     $   1.27     $   1.66

Diluted:
   As reported                         $   0.18     $   0.18     $   0.81     $   0.80     $   1.30     $   1.66
   Pro forma                           $   0.18     $   0.17     $   0.80     $   0.79     $   1.25     $   1.65


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998:

                                         2000         1999         1998
                                       ========     ========     ========
Interest Rate                             6.60%        5.87%        5.29%
Expected Dividend Yield                  $1.08        $1.02        $0.96
Expected Life (in years)                  5.4          5.25         5.4
Volatility                               28.98%       15.72%       13.09%

Changes in outstanding shares under option and SARs for the three month, six month and twelve month periods ended June 30, 2000 and June 30, 1999 were as follows:

                                                              NONQUALIFIED STOCK OPTIONS
                                                -----------------------------------------------------
                                                              Weighted                     Weighted
                                                               Average                      Average
                                                               Option                       Option
           Three Months Ended June 30,             2000         Price           1999         Price
           ===========================          ===========  ===========     ===========  ===========

Balance, beginning of period                      4,327,956  $     19.76       3,346,163  $     18.63
 Exercised                                         (194,811)       13.59         (97,957)       12.40
 Canceled                                           (20,000)       24.11          (5,000)       29.22
                                                -----------                  -----------
Balance, end of period                            4,113,145  $     20.03       3,243,206  $     18.81
                                                ===========                  ===========
Shares exercisable                                2,983,895  $     19.14       2,644,706  $     16.45
                                                ===========                  ===========



                                                              NONQUALIFIED STOCK OPTIONS
                                                -----------------------------------------------------
                                                              Weighted                     Weighted
                                                               Average                      Average
                                                               Option                       Option
           Six Months Ended June 30,               2000         Price           1999         Price
           =========================            ===========  ===========     ===========  ===========

Balance, beginning of period                      3,950,456  $     19.09       2,651,300  $     19.61
 Converted                                               --           --         740,780        15.03
 Granted                                            408,000        18.44              --           --
 Exercised                                         (205,811)       13.73        (142,374)       13.71
 Canceled                                           (39,500)       23.79          (6,500)       29.22
                                                -----------                  -----------
Balance, end of period                            4,113,145  $     20.03       3,243,206  $     18.81
                                                ===========                  ===========
Shares exercisable                                2,983,895  $     19.41       2,644,706  $     16.45
                                                ===========                  ===========



                                                              NONQUALIFIED STOCK OPTIONS
                                                -----------------------------------------------------
                                                              Weighted                     Weighted
                                                               Average                      Average
                                                               Option                       Option
           Twelve Months Ended June 30,             2000         Price           1999         Price
           ============================         ===========  ===========     ===========  ===========


Balance, beginning of period                      3,243,206  $     18.81       2,193,600  $     16.79
 Converted                                               --           --         740,780        15.03
 Granted                                          1,152,750        22.41         607,000        29.22
 Exercised                                         (234,811)       13.96        (289,674)       15.44
 Canceled                                           (48,000)       24.51          (8,500)       29.22
                                                -----------                  -----------
Balance, end of period                            4,113,145  $     20.03       3,243,206  $     18.81
                                                ===========                  ===========
Shares exercisable                                2,983,895  $     19.14       2,644,706  $     16.45
                                                ===========                  ===========
Weighted average fair value
 of options granted                             $      3.69                  $      4.28
                                                ===========                  ===========

The following table summarizes information about nonqualified stock options:

                        OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF JUNE 30, 2000

                      Options Outstanding                                    Options Exercisable
---------------------------------------------------------------      -----------------------------------
                                          Weighted
                                          Average      Weighted
                                         Remaining     Average                             Weighted
   Range of        Outstanding as of    Contractual    Exercise      Exercisable as of       Average
Exercise Prices      June 30, 2000         Life         Price          June 30, 2000      Exercise Price
---------------    -----------------    -----------    --------      -----------------    --------------

 $ 8.53-$12.76               139,500            0.8      $10.35                139,500            $10.35
 $12.77-$19.15             2,123,308            4.9      $16.46              1,715,308            $15.99
 $19.16-$28.74             1,265,337            8.3      $22.83                544,087            $20.48
 $28.75-$29.22               585,000            8.1      $29.22                585,000            $29.22
---------------    -----------------    -----------    --------      -----------------    --------------
                           4,113,145            6.2      $20.03              2,983,895            $19.14


(16) LONG-TERM DEBT:

                                                                June 30,           December 31,
(Dollars in thousands)                                            2000                1999
                                                              =============       =============

First mortgage bonds -
   Weighted average interest rate of 6.69%  and
   various maturities between April 1, 2002 and
   July 15, 2028                                              $     171,500       $     183,100

Pollution control notes and bonds-
   Weighted average interest rate of 3.91% and various maturities between October 1, 2003 and

    April 1, 2019                                                   237,000             237,000

Medium-term notes -
   Weighted average interest rate of 7.12% and
   various maturities between August 15, 2001
   and September 1, 2031                                          1,172,858           1,180,892

Subordinated Debentures -7-3/4%, due

   March 31, 2026                                                    75,000              75,000

Senior Notes Payable - 6.78%, due

   December 1, 2027                                                  75,000              75,000

Notes payable -
   Weighted average interest rate of 8.61% and
   various maturities between December 31, 2001
   and December 1, 2018                                             181,761             196,704

Variable bank loans - interest rate of 7.48%, due
   August 7, 2003                                                     5,600              30,600

Unamortized premium and discount on
   long-term debt, net                                               (2,899)             (3,112)
                                                              -------------       -------------
Total long-term debt, excluding amounts due
   within one year                                            $   1,915,820       $   1,975,184
                                                              =============       =============

Sinking fund  requirements  and maturities of long-term debt outstanding at June
30, 2000 for the twelve month periods subsequent to June 30, 2001, were as follows:


                  Twelve Months Ended June 30,       (Dollars in thousands)
                  =========================================================

                  2002                                           $  130,928
                  2003                                           $  113,304
                  2004                                           $  182,692
                  2005                                           $  116,220

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

         Northern Indiana is authorized to issue and sell up to $217,692,000 Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of June 30, 2000, $139.0 million of these medium-term notes had been issued with various interest rates and maturities.

         The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana that are owned by NiSource. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of NiSource, other than the assets of Northern Indiana, were approximately $3.5 billion at June 30, 2000.

(17) CURRENT PORTION OF LONG-TERM DEBT:


At June 30, 2000 and December 31, 1999,  the current  portion of long-term  debt due within one year was as follows:
                                                                June 30,           December 31,
(Dollars in thousands)                                            2000                1999
                                                              =============       =============

Medium-term notes--
   Weighted average interest rate of 5.70%                    $      27,851       $     166,254
Notes payable--
   Weighted average interest rate of 6.74%                           18,717               4,467
Sinking funds due within one year                                     3,000               3,000
Revolving Credit Agreement 5.75%,
   due March 17, 2001                                                25,000                  --
                                                              -------------       -------------
   Total current portion of long-term debt                    $      74,568       $     173,721
                                                              =============       =============

(18) SHORT-TERM BORROWINGS: NiSource and its subsidiaries may borrow under two five-year $100 million revolving credit agreements that terminate on September 23, 2003 and two 364-day $100 million revolving credit agreements that terminate on September 23, 2000. NiSource expects that the 364-day agreements will be extended at expiration for additional periods of 364 days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for short-term periods. These agreements provide financing flexibility and working capital requirements and may be used to support the issuance of commercial paper. At June 30, 2000, there were no borrowings outstanding under these agreements.

         In addition, various NiSource subsidiaries maintain lines of credit for up to an aggregate of $159.7 million with lenders at either the lender's commercial prime or market lending rates. As of June 30, 2000, there were $50.8 million of borrowings outstanding under these lines of credit with a weighted average interest rate of 4.85%. As of December 31, 1999, there were $54.1 million of borrowings outstanding under these lines of credit.

         NiSource and its subsidiaries maintain money market lines of credit for up to $379.5 million. As of June 30, 2000, there were $248.9 million outstanding under these money market lines of credit with a weighted average interest rate of 7.08%. At December 31, 1999, there were $156.2 million of borrowings outstanding under these money market lines of credit.

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


At June 30, 2000 and December 31, 1999, short-term borrowings were as follows:

                                                                June 30,           December 31,
(Dollars in thousands)                                            2000                1999
                                                              =============       =============

Commercial paper--
   Weighted average interest rate of 6.61%
     at June 30, 2000                                         $     408,000       $     299,565
Notes payable--
   Weighted average interest rate of 6.45%
     at June 30, 2000                                               462,109             379,756
                                                              -------------       -------------
   Total short-term borrowings                                $     870,109       $     679,321
                                                              =============       =============

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

         The distributions paid on Preferred Securities are presented under the caption "minority interests" in NiSource's Consolidated Statements of Income. The amounts outstanding are presented under the caption "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company debentures" in NiSource's Consolidated Balance Sheet. At June 30, 2000, there were 6.9 million 5.9% Preferred Securities outstanding with Capital Trust assets of $345 million.

(20) OPERATING LEASES:


The following is a schedule, by years of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2000:

                  Twelve Months Ended June 30,       (Dollars in thousands)
                  =========================================================

                  2001                                            $  34,679
                  2002                                               66,540
                  2003                                               31,352
                  2004                                               78,626
                  2005                                               24,322
                  Later years                                       206,189
                                                                  ---------
                  Total minimum payments required                 $ 441,708
                                                                  =========

The Consolidated Financial Statements include rental expense for all operating leases as follows:

                                                                June 30,            June 30,
(Dollars in thousands)                                            2000                1999
                                                              =============       =============

Three months ended                                            $      12,372       $      14,891
Six months ended                                              $      24,618       $      24,198
Twelve months ended                                           $      50,697       $      36,366

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

         Primary Energy, Inc. (Primary) arranges energy-related projects for large energy-intensive customers and offers such customers nationwide expertise in managing the engineering, construction, operation and maintenance of such projects. Through its subsidiaries, Primary has entered into agreements with several of NiSource's largest industrial customers, principally steel mills and a refinery, to service a portion of their energy needs. In order to serves its customers under the agreements, Primary, through its subsidiaries, has entered into certain operating lease commitments to lease these energy-related projects which have a combined capacity of 393 megawatts. NiSource, principally through Capital Markets, guarantees certain of Primary's obligations under each lease, which are included in the amount disclosed in the Operating Leases in Note 20.

         Primary has advanced approximately $64.5 million and $36.6 million, at June 30, 2000 and December 31, 1999, respectively, to the lessors of the energy-related projects discussed above. These net advances are included in "Other Receivables" in the Consolidated Balance Sheet and as a component of operating activities in the Consolidated Statement of Cash Flows.

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

         NiSource uses futures contracts, options and swaps to hedge a portion of its price risk associated with its non-trading activities in gas supply for its regulated gas utilities, certain customer choice programs for residential customers and other retail customer activity. At June 30, 2000, NiSource had futures contracts representing the hedge of natural gas sales in the notional amount of 1.5 billion cubic feet (BCF) resulting in a deferred loss of $3.3 million.

         NiSource's trading operations include the activities of its power trading business and non-affiliated transactions associated with TPC. NiSource employs a VaR model to assess the market risk of its energy trading portfolios. NiSource estimates the one-day VaR across all trading groups which utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.7 million, $1.8 million and $0.004 million, $0.5 million, $1.8 million and $0.004 million and $0.5 million, $1.8 million and $0.004 million for the three month, six month and twelve month periods ended June 30, 2000, respectively. The daily VaR for the gas trading portfolio on an average, high and low basis was $3.4 million, $8.1 million and $0.7 million, $2.7 million, $8.1 million and $0.5 million and $2.4 million, $8.1 million and $0.4 million for the three month, six month and twelve month periods ended June 30, 2000, respectively. NiSource implemented a VaR methodology in 1999 to introduce additional market sophistication and to recognize the developing complexity of its businesses.

         Unrealized gains and losses on NiSource's portfolio are recorded as price risk management assets and liabilities. The market prices used to value price risk management activities reflect the best estimate of market prices considering various factors, including closing exchange and over-the-counter quotations and price volatility factors underlying the commitments. The accompanying Consolidated Balance Sheet reflects price risk management assets of $309.0 million and $90.7 million at June 30, 2000 and December 31, 1999, respectively, of which $301.2 million and $90.7 million were included in "Price risk management assets" and $22.8 million and $0.0 million were included under the caption "Prepayments and other" included in the Other Assets at June 30, 2000 and December 31, 1999, respectively. The accompanying Consolidated Balance Sheet also reflects price risk management liabilities (including net option premiums) of $335.9 million and $113.0 million of which $323.5 million and $113.0 million were included in "Price risk management liabilities" and $18.4 million and $0.0 million were included in "Other noncurrent liabilities" at June 30, 2000 and December 31, 1999, respectively. Power trading results are reflected on a net basis in the accompanying Consolidated Statements of Income, consistent with the guidance in EITF Issue No. 98-10 with respect to the use of written options and its settlement methodology with respect to physical forward sales and purchase contracts. NiSource has recorded as a component of electric revenues a realized net profit of $4.8 million, $7.6 million and $15.0 million, for the three month, six month and twelve month periods ended June 30, 2000, respectively, and $3.5 million, $3.6 million and $3.6 million for the three month, six month and twelve month periods ended June 30, 1999, respectively.


Included in these net amounts are revenues and costs of sales related to physical forward sales and purchase contracts as follows:

                                           Three Months               Six Months               Twelve Months
                                           Ended June 30,            Ended June 30,            Ended June 30,
                                       ---------------------     ---------------------     ---------------------
(Dollars in thousands)                   2000         1999         2000         1999         2000         1999
                                       ========     ========     ========     ========     ========     ========

Power Trading Revenues                 $ 93,075     $ 44,957     $152,072     $ 44,957     $304,190     $ 44,957
Power Trading Cost of Sales            $ 93,564     $ 46,736     $152,464     $ 46,736     $306,995     $ 46,736

     Realized Activities with respect to gas trading are reflected on a gross basis with revenues and costs of goods sold consistent with the physical nature of the trades.

The amounts recorded as gas trading revenues and costs of goods sold were as follows:


                                           Three Months               Six Months               Twelve Months
                                           Ended June 30,            Ended June 30,            Ended June 30,
                                       ---------------------     ---------------------     ---------------------
(Dollars in thousands)                   2000         1999         2000         1999         2000         1999
                                       ========     ========     ========     ========     ========     ========

Gas Trading Revenues                   $370,247     $ 92,158     $656,429     $ 92,158     $954,651     $ 92,158
Gas Trading Cost of Sales              $368,773     $ 91,562     $648,009     $ 91,562     $944,645     $ 91,562


     In June and August of 2000, NiSource entered into forward starting interest rate swaps with notional amounts of $600 million and $500 million, respectively, to hedge the interest rate risk exposure associated with $1.1 billion of its anticipated financing of the CEG acquisition debt. The swaps have an effective date of March 30, 2001. The interest rate swaps on $600 million amount terminate on March 30, 2006, and the interest rate swap on the $500 million amount terminates on March 30, 2011. Gains or losses associated with the interest rate swaps will be amortized over the life of the debt.

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


The carrying values and estimated fair values of financial instruments were as follows:

                                                     June 30, 2000               December 31,1999
                                                ------------------------     ------------------------
                                                 Carrying     Estimated       Carrying     Estimated
(Dollars in thousands)                            Amount      Fair Value       Amount      Fair Value
                                                ===========  ===========     ===========  ===========

Investments                                     $    49,658  $    50,977     $    49,064   $   49,352
Long-term debt (including current portion)      $ 1,990,388  $ 1,826,433     $ 2,148,905   $1,992,348
Preferred stock (including current portion)     $   137,639  $   109,110     $   141,469   $  119,702
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely Company debentures            $   345,000  $   272,985     $   345,000   $  248,831

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


The  following  table shows the basic steel  industry  percentage of gas revenue
(including transportation services) and electric revenue for 2000 and 1999:

                                                              Twelve Months      Twelve Months
                                                              Ended June 30,     Ended June 30,
         Basic Steel Industry                                      2000                1999
         --------------------                                 =============       =============

         Gas revenue percentage                                         2%                   2%
         Electric revenue percentage                                   19%                  14%

 (25) SEGMENTS OF BUSINESS: Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         There are four reportable operating segments: Gas Utilities, Electric, Water and Gas Marketing and Storage. The Gas Utilities segment includes regulated gas utilities which provide natural gas distribution and transportation services. The Electric segment is comprised principally of Northern Indiana, a regulated electric utility, which generates, transmits and distributes electricity. In addition, the Electric segment includes a wholesale power marketing and trading operation which markets wholesale power to other utilities and electric power marketers. The Water segment includes regulated water utilities which provide distribution of water supply to the public. The Gas Marketing and Storage segment provides natural gas marketing, trading, storage and sales to wholesale and industrial customers.

         Reportable segments are operations that are managed separately and meet certain quantitative thresholds. The Other Products and Services column includes a variety of businesses, such as installation, repair and maintenance of underground pipelines, utility line locating and marking, the development and operation of energy-related projects for large energy-intensive facilities, and other products and services, which collectively do not constitute a segment for reporting purposes.

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

For the three months ended June 30, 2000

                                                                             Gas            Other
                             Gas                                          Marketing       Products       Corporate &
(Dollars in thousands)    Utilities       Electric          Water         & Storage      & Services      Adjustments       Total
----------------------   -----------     -----------     -----------     -----------     -----------     -----------    -----------

Operating Revenues       $   229,484     $   259,709     $    25,131     $   387,463     $    78,828     $   (57,644)   $   922,971
Other Net                $       327     $        98     $        79     $       455     $     3,882     $    (2,329)   $     2,512
Depreciation and
 Amortization            $    32,379     $    40,043     $     4,293     $     3,010     $     4,056     $       857    $    84,638
Income before Interest
 and Other Charges
 and Income Taxes        $    (6,940)    $    90,826     $     6,227     $     8,691     $     3,435     $   (10,381)   $    91,858
Assets                   $ 2,696,475     $ 2,764,794     $   704,872     $   948,960     $   609,083     $  (530,509)   $ 7,193,675
Capital Expenditures     $    24,929     $    32,788     $     9,863     $     7,893     $     5,578     $        --    $    81,051
Investment in
 Equity-Method Investees $        --     $    --         $        --     $     8,402     $    97,263     $        --    $   105,665

For the three months ended June 30, 1999

                                                                             Gas            Other
                             Gas                                          Marketing       Products       Corporate &
(Dollars in thousands)    Utilities       Electric          Water         & Storage      & Services      Adjustments       Total
----------------------   -----------     -----------     -----------     -----------     -----------     -----------    -----------

Operating Revenues       $   187,348     $   272,072     $    24,061     $   160,011     $    74,993     $   (43,138)   $   675,347
Other Net                $      (509)    $       210     $       267     $     1,835     $    (4,850)    $       728    $    (2,319)
Depreciation and
 Amortization            $    29,743     $    39,593     $     4,790     $       800     $     2,021     $       646    $    77,593
Income before Interest
 and OtherCharges
 and Income Taxes        $   (11,155)    $    88,915     $     5,871     $       662     $       810     $    (2,444)   $    82,659
Assets                   $ 2,297,127     $ 2,743,524     $   643,283     $   285,977     $   694,450     $  (262,470)   $ 6,401,891
Capital Expenditures     $    25,990     $    41,244     $    10,560     $       277     $     8,333     $        --    $    86,404
Investment in
 Equity-Method Investees $        --     $        --     $        --     $    91,217     $   151,605     $        --    $   242,822

For the six months ended June 30, 2000
                                                                             Gas            Other
                             Gas                                          Marketing       Products       Corporate &
(Dollars in thousands)    Utilities       Electric          Water         & Storage      & Services      Adjustments       Total
----------------------   -----------     -----------     -----------     -----------     -----------     -----------    -----------

Operating Revenues       $   712,136     $   516,093     $    48,081     $   697,040     $   143,769     $  (126,599)   $ 1,990,520
Other Net                $     2,331     $        77     $       227     $       655     $     6,843     $    (4,346)   $     5,787
Depreciation and
 Amortization            $    64,819     $    80,160     $     8,532     $     6,044     $     7,909     $     1,653    $   169,117
Income before Interest
 and Other Charges
 and Income Taxes        $    91,952     $   173,512     $     9,954     $    18,409     $     3,317     $   (23,102)   $   274,042
Assets                   $ 2,696,475     $ 2,764,794     $   704,872     $   948,960     $   609,083     $  (530,509)   $ 7,193,675
Capital Expenditures     $    45,947     $    57,734     $    19,231     $    12,729     $    11,188     $        --    $   146,829
Investment in
 Equity-Method Investees $        --     $        --     $        --     $     8,402     $    97,263     $        --    $   105,665

For the six months ended June 30, 1999
                                                                             Gas            Other
                             Gas                                          Marketing       Products       Corporate &
(Dollars in thousands)    Utilities       Electric          Water         & Storage      & Services      Adjustments       Total
----------------------   -----------     -----------     -----------     -----------     -----------     -----------    -----------

Operating Revenues       $   583,522     $   537,371     $    44,959     $   375,372     $   130,759     $  (105,060)   $ 1,566,923
Other Net                $     1,237     $       338     $       463     $     2,238     $     1,592     $    (1,046)   $     4,822
Depreciation and
 Amortization            $    56,121     $    79,248     $     7,015     $       884     $     5,921     $     1,259    $   150,448
Income before Interest
 and Other Charges
 and Income Taxes        $    77,309     $   162,521     $    10,837     $     1,554     $     3,462     $   (10,032)   $   245,651
Assets                   $ 2,297,127     $ 2,743,524     $   643,283     $   285,977     $   694,450     $  (262,470)   $ 6,401,891
Capital Expenditures     $    52,977     $    67,882     $    16,826     $       318     $    13,282     $        --    $   151,285
Investment in
 Equity-Method Investees $        --     $        --     $        --     $    91,217     $   151,605     $        --    $   242,822

For the twelve months ended June 30, 2000
                                                                             Gas            Other
                             Gas                                          Marketing       Products       Corporate &
(Dollars in thousands)    Utilities       Electric          Water         & Storage      & Services      Adjustments       Total
----------------------   -----------     -----------     -----------     -----------     -----------     -----------    -----------

Operating Revenues       $ 1,210,909     $ 1,102,879     $   101,623     $ 1,093,445     $   296,536     $  (237,219)   $ 3,568,173
Other Net                $     5,256     $       495     $     1,746     $     3,624     $   (16,901)    $   (11,284)   $   (17,064)
Depreciation and
 Amortization            $   124,844     $   159,889     $    16,945     $     8,296     $    15,098     $     5,001    $   330,073
Income before Interest
 and Other Charges
 and Income Taxes        $   134,228     $   374,666     $    28,256     $    16,370     $   (16,066)    $   (65,558)   $   471,896
Assets                   $ 2,696,475     $ 2,764,794     $   704,872     $   948,960     $   609,083     $  (530,509)   $ 7,193,675
Capital Expenditures     $   138,152     $   123,871     $    66,995     $    13,144     $    11,905     $        --    $   354,067
Investment in
 Equity-Method Investees $        --     $        --     $        --     $     8,402     $    97,263     $        --    $   105,665

For the twelve months ended June 30, 1999
                                                                             Gas            Other
                             Gas                                          Marketing       Products       Corporate &
(Dollars in thousands)    Utilities       Electric          Water         & Storage      & Services      Adjustments       Total
----------------------   -----------     -----------     -----------     -----------     -----------     -----------    -----------

Operating Revenues       $   871,690     $ 1,297,885     $    90,431     $   718,267     $   257,388     $  (167,713)   $ 3,067,948
Other Net                $     3,125     $       718     $       956     $     3,083     $     1,537     $      (468)   $     8,951
Depreciation and
 Amortization            $    94,145     $   158,368     $    11,003     $     1,099     $    13,573     $     1,819    $   280,007
Income before Interest
 and Other Charges
 and Income Taxes        $    99,637     $   353,175     $    26,463     $     4,427     $     7,913     $   (16,484)   $   475,131
Assets                   $ 2,297,127     $ 2,743,524     $   643,283     $   285,977     $   694,450     $  (262,470)   $ 6,401,891
Capital Expenditures     $    86,337     $   129,189     $    45,869     $       689     $    30,304     $        --    $   292,388
Investment in
 Equity-Method Investees $        --     $        --     $        --     $    91,217     $   151,605     $        --    $   242,822


The following table reconciles total reportable segment income before interest and other charges and income taxes to net income for three month, six month and twelve month periods ended June 30, 2000 and 1999:

                                           Three Months               Six Months               Twelve Months
                                           Ended June 30,            Ended June 30,            Ended June 30,
                                       ---------------------     ---------------------     ---------------------
(Dollars in thousands)                   2000         1999         2000         1999         2000         1999
                                       ========     ========     ========     ========     ========     ========

Total Segment profit (loss)            $ 91,857     $ 82,659     $274,042     $245,652     $471,896     $475,131
Interest expense, net                   (48,533)     (40,314)     (96,143)     (77,002)    (185,758)    (144,361)
Minority interests                       (5,000)      (5,668)     (10,041)      (8,376)     (19,358)      (9,439)
Dividends requirements on
    preferred stock of subsidiaries      (2,008)      (2,077)      (4,042)      (4,193)      (8,183)      (8,436)
                                       --------     --------     --------     --------     --------     --------
Income before income taxes               36,316       34,600      163,816      156,081      258,597      312,895
Less: Income taxes                       12,903       11,656       60,787       56,578       94,657      109,673
                                       --------     --------     --------     --------     --------     --------
Net Income                             $ 23,413     $ 22,944     $103,029     $ 99,503     $163,940     $203,222
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

                  NiSource's gas business is comprised primarily of regulated gas utilities and gas transmission companies that operate throughout northern Indiana and New England. In addition, NiSource expanded its gas marketing, trading and storage operations with the April 1999 acquisition of TPC Corporation, now renamed EnergyUSA-TPC Corp. (TPC) and its 1999 acquisition of Market Hub Partners, L.P. (MHP). NiSource's electric business is comprised of a regulated electric utility that operates in northern Indiana. The electric business also includes wholesale sales and power trading activities. NiSource's regulated gas and electric subsidiaries are collectively referred to as the "Energy Utilities." NiSource's regulated water subsidiaries are collectively called the "Water Utilities." Collectively, the Energy and Water Utilities are referred to as the "Utilities."

         Non-regulated energy and utility-related products and services are provided through the "Products and Services" subsidiaries. Products and Services subsidiaries perform energy-related services and offer products in connection with these services, which include pipeline construction, repair and maintenance of underground gas and water pipelines, locating and marking utility lines, real estate development activity and development and operation of "inside the fence" cogeneration plants.

         In addition to the Utilities and the Products and Services subsidiaries, NiSource has a wholly-owned subsidiary, NiSource Capital Markets, Inc. (Capital Markets), which engages in financing activities for NiSource and certain of its subsidiaries, excluding Northern Indiana Public Service Company (Northern Indiana).

NET INCOME

         Net income  decreased  $39.3  million from the twelve months ended June
30, 1999 to $164.0 million for the twelve months ended June 30, 2000 and increased $3.5 million from the six months ended June 30, 1999 to $103.0 million for the six months ended June 30, 2000 and increased $0.5 million from the three months ended June 30, 1999 to $23.4 million for the three months ended June 30, 2000. Results for the three periods ended June 30 are not directly comparable year to year due to the acquisition of BSG, TPC and MHP in 1999. NiSource established its New England presence when it acquired BSG in February 1999. The natural gas marketing, asset optimization and natural gas storage units of TPC and MHP were also acquired in 1999.

GAS REVENUES

         The gas revenues represent the combined revenues of gas utilities and gas marketing and storage segments adjusted for intercompany transactions. Gas revenues were $2.1 billion for the twelve months ended June 30, 2000 (after elimination of intercompany transmission, marketing and storage revenue of approximately $219.7 million), an increase of $640.2 million from the comparable period ended June 30, 1999. This increase was primarily due to increased gas revenues from BSG of $228.4 million reflecting a full twelve months of results, increased gas marketing, storage and trading revenues of $349.9 as a result of the TPC and MHP acquisitions in 1999, and increased pass through gas costs of $95.2 million partially offset by decreased sales to the residential and commercial customers of the Energy Utilities located in northern Indiana as a result of warmer weather during the period. During the period, gas deliveries in dekatherms (dth), which include transportation services, increased due to increased gas marketing and storage activities and inclusion of BSG deliveries partially offset by decreased deliveries to the those Energy Utilities located in northern Indiana (Indiana Energy Utilities) residential and commercial customers reflecting heating degree-days 3% lower than 1999.

     Gas revenues were $1.3 billion for the six months ended June 30, 2000 (after elimination of intercompany transmission, marketing and storage revenue of approximately $118.9 million) an increase of $426.8 million from the comparable period ended June 30, 1999. This increase is attributable to increased gas marketing, storage and trading revenues as a result of the TPC and MHP acquisitions in 1999, inclusion of a full six months results from BSG in the 2000 period and the pass-through of increased gas costs partially offset by decreased sales to the residential and commercial customers of the Indiana Energy Utilities due to warmer weather than 1999. During the period, gas deliveries in dth, which include transportation services, increased due to increased gas marketing and storage activities and BSG deliveries, partially offset by decreased gas deliveries to the Indiana Energy Utilities residential and commercial customers reflecting heating degree-days 7% lower than 1999.

         Gas revenues were $562.5 million for the three months ended June 30, 2000 (after elimination of intercompany transmission, marketing and storage revenue of approximately $54.0 million) an increase of $253.9 million from the comparable period ended June 30, 1999. This increase is attributable to increased gas marketing, storage and trading revenues as a result of the TPC and MHP acquisitions in 1999 and the pass-through of increased gas costs and increased sales to residential and commercial customers. During the period, gas deliveries in dth, which include transportation services, increased due to increased gas marketing, storage and trading activities and increased deliveries to residential and commercial customers.

         Large commercial and industrial customers continue to utilize transportation services provided by the Energy Utilities. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over the Energy Utilities' systems. The Energy Utilities transported 54.3, 122.4 and 236.1 million dth for others during the three month, six month and twelve month periods ended June 30, 2000, respectively.

         The basic steel industry accounted for 16% of natural gas delivered (including volumes transported) during the twelve months ended June 30, 2000.


The components of the changes in gas revenues are shown in the following table:

                                                               -------------------------------------------
                                                                           Ended June 30, 2000
                                                               -------------------------------------------
                                                                  Three            Six            Twelve
 (Dollars in thousands)                                           Months          Months          Months
                                                               ===========     ===========     ===========
Gas Revenue Changes
    Pass through of net changes in purchased gas costs,
      gas storage and storage transportation costs             $    37,603     $    63,259     $    95,156
  Changes in sales levels                                              508         (26,667)        (35,147)
  Bay State Gas Acquisition                                             --          81,082         228,379
  Gas transported                                                    3,846           1,522           1,962
  Gas marketing, storage and trading                               211,942         307,628         349,880
                                                               -----------     -----------     -----------
Gas Revenue Change                                             $   253,899     $   426,824     $   640,230
                                                               ===========     ===========     ===========

GAS COSTS OF SALES

         The gas costs represent the combined costs of the gas utilities and gas marketing and storage segments adjusted for intercompany transactions. The gas costs increased $515.0 million (48%) to $1.6 billion for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999, due to the increased gas costs of $114.3 million for BSG reflecting a full twelve months of operations, increased gas marketing, storage and trading activities of $344.5 million as a result of the TPC and MHP acquisitions in 1999, and increased purchased gas costs per dth for the Energy Utilities. The average cost for the Energy Utilities' purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $3.14 per dth, excluding purchased gas costs of BSG, as compared to $2.41 per dth for the comparable period ended June 30, 1999.

         Gas costs increased $380.4 million (63%) to $985.1 million for the six months ended June 30, 2000 from the comparable period ended June 30, 1999, mainly due to increased gas purchases of $292.7 million related to gas marketing and storage activities as a result of the TPC and MHP acquisitions in 1999, increased gas cost of $47.3 million for BSG reflecting a full six months of operations and deliveries and increased gas costs per dth for the Energy Utilities. The average cost for the Energy Utilities' purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $3.16 per dth, excluding purchased gas costs of BSG, as compared to $2.33 per dth for the comparable period ended June 30, 1999.

         Gas costs increased $241.1 million (107%) to $466.2 million for the three months ended June 30, 2000 from the comparable period ended June 30, 1999, mainly due to increased gas purchases of $214.2 million related to gas marketing and storage activities as a result of the TPC and MHP acquisitions in 1999, and increased gas costs per dth for the Energy Utilities. The average cost for the Energy Utilities' purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $4.14 per dth as compared to $3.13 per dth for the comparable period ended June 30, 1999.

GAS OPERATING MARGIN

         Gas operating margin for the twelve months ended June 30, 2000 increased $125.2 million to $512.4 million from the comparable period ended June 30, 1999. This increase mainly reflects an increase of $113.6 million reflecting a full twelve months of gas operating margin from BSG and increased gas marketing, storage and trading activities, partially offset by decreased deliveries to Indiana Energy Utilities residential and commercial customers reflecting a warmer heating season during the period.

         Gas operating margin increased $46.4 million to $304.3 million during the six months ended June 30, 2000 from the comparable period ended June 30, 1999. This increase mainly reflects an increase of $33.3 million reflecting a full six months of gas operating margin from BSG and increased gas marketing, storage and trading activities, partially offset by decreased deliveries to Indiana Energy Utilities residential and commercial customers reflecting the warmer heating season during the first quarter of 2000 from the comparable period ended June 30, 1999.

         Gas operating margin increased $12.8 million to $96.3 million during the three months ended June 30, 2000 from the comparable period ended June 30, 1999. This increase mainly reflects an increase of $12.7 million of gas marketing, storage and trading activities.

ELECTRIC REVENUES

         Electric revenues were $1.1 billion for the twelve months ended June 30, 2000 (after elimination of intercompany transactions of approximately $2.6 million), a decrease of $194.5 million from the comparable period ended June 30, 1999. Sales of electricity in kilowatt-hours (kwh) decreased 26% from the comparable period ended June 30, 1999. Electric revenues decreased as a result of significantly reduced non-regulated wholesale sales and power marketing transactions, partially offset by increased electric sales to commercial customers due to warmer weather during the third quarter of 1999, and increased industrial sales.

         Electric revenues were $514.8 million for the six months ended June 30, 2000 (after elimination of intercompany transactions of approximately $1.3 million), a decrease of $21.0 million from the comparable period ended June 30, 1999. Sales of electricity in kwh decreased 8% from the comparable period ended June 30, 1999. Electric revenues decreased as a result of reduced regulated and non-regulated wholesale sales and power marketing transactions partially offset by increased electric sales to commercial and industrial customers.

         Electric revenues were $259.2 million for the three months ended June 30, 2000 (after elimination of intercompany transactions of approximately $0.6 million), a decrease of $12.1 million from the comparable period ended June 30, 1999. Sales of electricity in kwh decreased 6% from the comparable period ended June 30, 1999. Electric revenues decreased as a result of reduced regulated and non-regulated wholesale sales and power marketing transactions and reduced residential sales partially offset by increased electric sales to commercial and industrial customers.

         The basic steel industry accounted for 33% of electric sales during the twelve months ended June 30, 2000.


The  components  of the changes in electric  revenues are shown in the following table:
                                                               -------------------------------------------
                                                                           Ended June 30, 2000
                                                               -------------------------------------------
                                                                  Three            Six            Twelve
 (Dollars in thousands)                                           Months          Months          Months
                                                               ===========     ===========     ===========
Electric Revenue Changes

    Pass through of net changes in fuel costs                  $    (2,724)    $    (5,540)    $     2,716
  Changes in sales levels                                           (1,931)          8,261          36,090
  Wholesale sales and power marketing                               (7,475)        (23,716)       (233,265)
                                                               -----------     -----------     -----------
Electric Revenue Change                                        $   (12,130)    $   (20,995)    $  (194,459)
                                                               ===========     ===========     ===========

ELECTRIC COST OF SALES

         Cost of fuel for electric generation increased $1.6 million to $247.2 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999. The increase is primarily due to increased generation. The average cost per kwh generated decreased 5% from the comparable period ended June 30, 1999, to 1.42 cents per kwh, for the twelve months ended June 30, 2000.

         Cost of fuel for electric generation decreased $2.0 million to $114.0 million for the six months ended June 30, 2000 from the comparable period ended June 30, 1999. The decrease is primarily due to decreased fuel costs per kwh generated. The average cost per kwh generated decreased 7% from the comparable period ended June 30, 1999, to 1.37 cents per kwh, for the six months ended June 30, 2000.

         Cost of fuel for electric generation decreased $1.2 million to $56.5 million for the three months ended June 30, 2000 from the comparable period ended June 30, 1999. The decrease is primarily due to decreased fuel costs per kwh generated. The average cost per kwh generated decreased 7% from the comparable period ended June 30, 1999, to 1.37 cents per kwh, for the three months ended June 30, 2000.

POWER PURCHASED

         Power purchased decreased $218.2 million to $47.5 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999. The decrease is a result of decreased wholesale sales and power marketing activities.

         Power purchased decreased $24.2 million and $10.4 million to $15.3 million and $7.0 million, respectively, for the six and three months ended June 30, 2000 from the comparable periods ended June 30, 1999. The decrease is a result of decreased cost per kwh, decreased wholesale sales and power marketing activities.

ELECTRIC OPERATING MARGIN

         Operating margin from electric sales increased $22.1 million to $805.3 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999. This increase occurred mainly due to improved margins on wholesale sales and power marketing transactions and increased sales to commercial and industrial customers offset by decreased residential sales.

         Operating margin from electric sales increased $5.2 million to $385.5 million for the six months ended June 30, 2000 from the comparable period ended June 30, 1999. This increase occurred mainly due to improved margins on wholesale sales and power marketing transactions and increased sales to commercial and industrial customers offset by decreased residential sales.

         Operating margin from electric sales decreased $0.6 million to $195.7 million for the three months ended June 30, 2000 from the comparable period ended June 30, 1999. The quarter results included a $1.8 million charge to earnings due to a change in the regulatory mechanism for recovery of purchased power costs. This decrease is also due to decreased sales to residential customers partially offset by improved margins on wholesale sales and power
marketing   transactions  and  increased  sales  to  commercial  and  industrial customers.

WATER REVENUE

         Water revenues were $101.4 million for the twelve months ended June 30, 2000 (after elimination of intercompany transactions of approximately $0.2 million for the twelve months ended June 30, 2000), an increase of $11.1 million from the comparable period ended June 30, 1999. This increase was primarily due to increased water volumes sold and the increase in base rates for IWC.

         Water revenues were $47.9 million for the six months ended June 30, 2000 (after elimination of intercompany transactions of approximately $0.2 million for the six months ended June 30, 2000), an increase of $3 million from the comparable period ended June 30, 1999. This increase was primarily due to increased water volumes sold and the increase in base rates for IWC.

         Water revenues were $24.9 million for the three months ended June 30, 2000 (after elimination of intercompany transactions of approximately $0.1 million for the three months ended June 30, 2000), an increase of $1 million from the comparable period ended June 30, 1999. This increase was primarily due to increased water volumes sold.


The  components  of the  changes in water  revenues  are shown in the  following table:
                                                               -------------------------------------------
                                                                           Ended June 30, 2000
                                                               -------------------------------------------
                                                                  Three            Six            Twelve
 (Dollars in thousands)                                           Months          Months          Months
                                                               ===========     ===========     ===========
Water Revenue Changes

  Rate increase                                                $        --     $     1,160     $     5,102
  Changes in sales levels                                              952           1,836           5,964
                                                               -----------     -----------     -----------
Water Revenue Change                                           $       952     $     2,996     $    11,066
                                                               ===========     ===========     ===========


PRODUCTS AND SERVICES REVENUES

         Products and Services revenues were $286.5 million for the twelve months ended June 30, 2000 (after elimination of intercompany transactions of approximately $14.7 million), an increase of $43.4 million from the comparable period ended June 30, 1999. This increase reflects increased line locating and marking activity, increased pipeline construction activity, increased revenue from a new cogeneration facility, which began commercial operations in August 1998, and the inclusion of revenue of BSG's unregulated subsidiaries commencing in February 1999.

         Products and Services revenues were $138.5 million for the six months ended June 30, 2000 (after elimination of intercompany transactions of approximately $6.2 million), an increase of $14.8 million from the comparable period ended June 30, 1999. This increase reflects $12.3 million of increased line locating and marking activity, increased pipeline construction activity and increased revenue from the cogeneration facility offset by lower revenue from the energy-related service companies.

         Products and Services revenues were $76.3 million for the three months ended June 30, 2000 (after elimination of intercompany transactions of approximately $2.9 million), an increase of $4.9 million from the comparable period ended June 30, 1999. This increase reflects increased line locating and marking activity, increased revenue from the cogeneration facility, and increased pipeline construction activity offset by lower revenue from the energy-related service companies and lower real estate sales.


The components of the changes in operating revenues at Products and Services are shown in the following table:

                                                               -------------------------------------------
                                                                           Ended June 30, 2000
                                                               -------------------------------------------
                                                                  Three            Six            Twelve
 (Dollars in thousands)                                           Months          Months          Months
                                                               ===========     ===========     ===========

Products and Services Revenue Changes
    Pipeline construction                                      $     2,879     $     5,325     $    10,734
    Locate and marking                                               7,033          12,332          16,064
    Cogeneration project                                             3,613           3,068          10,381
    Other                                                           (8,621)         (5,953)          6,208
                                                               -----------     -----------     -----------
Products and Services Revenue Change                           $     4,904     $    14,772     $    43,387
                                                               ===========     ===========     ===========

PRODUCTS AND SERVICES COST OF SALES

         The cost of sales for Products and Services increased $38.4 million to $159.4 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999. This increase reflects the inclusion of cost of sales from February 1999 for certain subsidiaries acquired in connection with the BSG acquisition, and increased pipeline construction activity and line locating and marking activities.

         The cost of sales for Products and Services increased $16.7 million to $79.3 million for the six months ended June 30, 2000 from the comparable period ended June 30, 1999 mainly due to the increase in the cost of sales for the line locating and marking subsidiaries and pipeline construction partially offset by decreased project costs at the energy-related service subsidiaries.

         The cost of sales for Products and Services increased $7.5 million to $44.5 million for the three months ended June 30, 2000 from the comparable period ended June 30, 1999 mainly due to the increase in the cost of sales for the line locating and marking subsidiaries and pipeline construction partially offset by decreased project costs at the energy-related service subsidiaries.

PRODUCTS AND SERVICES OPERATING MARGIN

         Products and Services operating margin increased $5.0 million to $127.1 million for the twelve months ended June 30, 2000, reflecting a new cogeneration facility, which began commercial operations in August 1998, increased pipeline construction activity and the inclusion of the operating margin of certain subsidiaries acquired in connection with the BSG acquisition, offset by a decrease in line locating and marking subsidiary margin.

         Products and Services operating margin decreased $2.0 million to $59.2 million for the six months ended June 30, 2000, reflecting increased cogeneration facility margin and pipeline construction activity and the inclusion of certain subsidiaries acquired in connection with the BSG acquisition offset by a decrease in line locating and marking subsidiary margin and a decrease in real estate sales activity.

         Products and Services operating margin decreased $2.6 million to $31.7 million for the three months ended June 30, 2000, reflecting increased cogeneration facility margin offset by decreased pipeline construction activity and a decrease in line locating and marking subsidiary margin and a decrease in real estate sales activity.

OPERATING EXPENSES AND TAXES (EXCEPT INCOME)

         Operating expenses and taxes (except income) increased $140.6 million to $1,057.2 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999. Operating expenses and taxes (except income) increased $25.2 million to $528.6 million for the six months ended
June 30, 2000 from the comparable period ended June 30, 1999. Operating expenses and taxes (except income) increased $6.2 million to $259.4 million for the three months ended June 30, 2000 from the comparable period ended June 30, 1999.

         The operation and maintenance expenses of the Energy Utilities increased $42.7 million to $424.5 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999. The increase was primarily due to an increase of $53.2 million of operation expenses from BSG reflecting a full twelve months expenses, increased expenses for distributed generation and fuel cell research and development of $1.9 million and increased employee related costs of $9.2 million partially offset by a $13 million insurance settlement in the 1999 period related to manufactured gas plants site cleanup costs and decreased operating costs for electric production facilities of $2.3 million. The unregulated gas and electric businesses operation expenses increased $10.2 million to $18.1 million for the twelve months ended June 30, 2000 primarily due to the inclusion of $12.9 million of TPC operation costs. Operation expenses at the Water Utilities increased $3.9 million to $50.2 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999 due to increased water treatment and employee related costs. Operation expenses for Products and Services increased $3.6 million to $113.5 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999 reflecting the inclusion of operation expense of BSG's unregulated subsidiaries from February 1999, and a full year of operation costs for a new cogeneration facility which began commercial operation during 1998.

         Operation expenses for the twelve months ended June 30, 2000 also include charges of $13.1 million for professional fees and filing costs incurred during 1999 in connection with the tender offer for CEG.

         The operation and maintenance expenses of the Energy Utilities increased $1.2 million to $218.5 million for the six months ended June 30, 2000 from the comparable period ended June 30, 1999. This increase was primarily due to increased operation expenses from BSG of $11.1 million reflecting a full six months expenses, partially offset by decreased employee related costs of $6.2 million and other decreased operation costs. The unregulated gas and electric businesses operation expenses increased $5.2 million to $10.5 million for the six month ended June 30, 2000 from the comparable period ended June 30, 1999 primarily due to the inclusion of a full six months of TPC operation costs.
Operation expenses at the Water Utilities increased $1.9 million to $25.3 million for the six months ended June 30, 2000 from the comparable period ended June 30, 1999 due to increased employee related costs. Operation expenses for Products and Services decreased $0.04 million to $56.4 million for the six month ended June 30, 2000 from the comparable period ended June 30, 1999 reflecting increased operating expenses at the cogeneration facility and an increase in line locating and marking subsidiary and pipeline construction operation subsidiaries expenses.

         The operation and maintenance expenses of the Energy Utilities decreased $0.2 million to $109.6 million for the three months ended June 30, 2000 from the comparable period ended June 30, 1999. This decrease was primarily due to decreased employee related costs and other decreased operation costs. The unregulated gas and electric businesses operation expenses increased $1.7 million to $5.0 million for the three month ended June 30, 2000 from the comparable period ended June 30, 1999 primarily due to the inclusion of a full three months of TPC operation costs. Operation expenses at the Water Utilities increased $0.9 million to $12.5 million for the three months ended June 30, 2000 from the comparable period ended June 30, 1999 due to increased employee related costs. Operation expenses for Products and Services increased $0.6 million to $29.0 million for the three month ended June 30, 2000 from the comparable period ended June 30, 1999 reflecting increased operating expenses at the cogeneration facility and an increase in line locating and marking subsidiary operation expenses.

         Depreciation and amortization expenses increased $50.0 million to $330.0 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999, primarily resulting from increased depreciation and amortization expense from BSG of $26.7 million reflecting a full twelve months expenses, increased depreciation and amortization from TPC of $7.3 million as a result of the acquisitions of TPC and increased depreciation expense at the Energy and Water Utilities due to plant additions.

         Depreciation and amortization expenses increased $18.7 million to $169.1 million for the six months ended June 30, 2000 from the comparable periods ended June 30, 1999, primarily resulting from increased depreciation and amortization expense from BSG of $7.1 million and from TPC of $5.2 million reflecting a full six months expenses and increased depreciation expense at the Energy and Water Utilities due to plant additions.

         Depreciation and amortization expenses increased $7.0 million to $84.6 million for the three months ended June 30, 2000 from the comparable periods ended June 30, 1999, primarily resulting from increased depreciation and amortization expense from TPC of $2.2 million reflecting a full three months expenses, increased depreciation and amortization expense from BSG of $1.9 million and increased depreciation expense at the Energy and Water Utilities due to plant additions.

         Taxes (except income) increased $2.2 million to $99.1 million for the twelve months ended June 30, 2000, from the comparable period ended June 30, 1999 primarily as the result of the inclusion of a full twelve months expenses from BSG, offset by decreased property tax expense at Northern Indiana..

         Taxes (except income) decreased $4.4 million to $48.8 million for the six months ended June 30, 2000 from the comparable period ended June 30, 1999, primarily as the result of decreased property tax expense at Northern Indiana.

         Taxes (except income) decreased $4.6 million to $20.6 million for the three months ended June 30, 2000 from the comparable period ended June 30, 1999, primarily as the result of decreased property tax expense at Northern Indiana partially offset by increased expenses from BSG and TPC.

INTEREST EXPENSE, NET

         Interest expense, net increased $41.4 million to $185.8 million for the twelve months ended June 30, 2000 from the comparable period ended June 30,1999. This increase reflects the inclusion of a full twelve months of interest expense from BSG of $22.8 million, interest on the September 1999 issuance of $160 million in Puttable Reset Securities (PURS) and increased interest expense on higher short-term borrowings.

         Interest expense, net increased $19.1 million to $96.1 million for the six months ended June 30, 2000 from the comparable periods ended June 30,1999. This increase reflects the inclusion of six months of interest charges for BSG, interest on the September 1999 issuance of $160 million in Puttable Reset Securities (PURS) and increased interest expense on higher short-term borrowings

         Interest expense, net increased $8.2 million to $48.5 million for the three months ended June 30, 2000 from the comparable periods ended June 30,1999. This increase reflects the interest on the September 1999 issuance of $160 million in Puttable Reset Securities (PURS) and increased interest expense on higher short-term borrowings

MINORITY INTERESTS

         Minority interest increased $9.9 million and $1.7 million and decreased $0.7 million for the twelve months, six months and three months ended June 30, 2000, respectively, from the comparable periods ended June 30, 1999. The increases for the twelve month and six month periods reflect the inclusion of dividends paid on Company-obligated mandatorily redeemable Preferred Securities issued in February 1999.

OTHER, NET

         Other, net decreased $26.0 million to a loss of $17.1 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999, primarily reflecting the impact of adverse economic conditions on certain equity investments, the most significant of which was in oil and gas development. NiSource also decided to abandon certain businesses and facilities that were not consistent with its strategic direction.

     Other, net increased $1.0 million and $4.8 million to $5.8 million and $2.5 million for the six months and three months ended June 30, 2000 from the comparable period ended June 30, 1999. This increase reflects improved operating results from a cogeneration facility equity investment.

INCOME TAXES

         Income taxes decreased $15.0 million to $94.7 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999. This decrease is primarily a result of decreased pre-tax income.

     Income taxes increased $4.2 million to $60.8 million for the six months ended June 30, 2000 from the comparable period ended June 30, 1999. This increase is primarily as a result of an increase in pre-tax income and higher effective income tax rate.

         Income taxes increased $1.2 million to $12.9 million for the three months ended June 30, 2000 from the comparable period ended June 30, 1999. This increase is primarily as a result of an increase in pre-tax income and higher effective income tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

         Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because the utility and utility construction business is seasonal in nature, commercial paper is issued for short-term financing. As of June 30, 2000 and December 31, 1999, $408.0 million and $299.6 million of commercial paper was outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of June 30, 2000 was 6.92%.

         NiSource and its subsidiaries may borrow under two five-year, $100 million revolving credit agreements that terminate on September 23, 2003 and two 364-day $100 million revolving credit agreements that terminate on September 23, 2000. NiSource expects that the 364-day agreements will be extended at expiration for additional periods of 364 days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. At June 30, 2000, there were no borrowings outstanding under these agreements.

         In addition, various NiSource subsidiaries maintain lines of credit for up to an aggregate of $159.7 million with lenders at either the lender's commercial prime or market lending rates. As of June 30, 2000, there were $33.3 million of borrowings outstanding under these lines of credit with a weighted average interest rate of 7.40%. As of December 31, 1999, there were $54.1 million of borrowings outstanding under these lines of credit.

         NiSource and its subsidiaries maintain money market lines of credit for up to $379.5 million. As of June 30, 2000, there were $248.9 million outstanding under these money market lines of credit at a weighted average interest rate of 7.08%. At December 31, 1999, there were $156.2 million of borrowings outstanding under these money market lines of credit.

         Eighty million dollars in medium-term notes were issued in February 1999. The medium-term notes, which were used in part to reduce existing credit facilities, consist of $35.0 million in ten-year notes that bear interest at 5.99% interest per annum and $45.0 million in twenty-year notes that bear interest at 6.61% per annum.

         In February 1999 an underwritten public offering of Corporate Premium Income Equity Securities (Corporate PIES) was completed. The net proceeds of approximately $334.7 million were primarily used to refinance the short-term borrowings incurred to pay the cash portion of the acquisition cost of BSG, and repay other short-term indebtedness. In September 1999, Capital Markets issued $160 million of PURS in an underwritten public offering and the underwriters acquired a call option to purchase the PURS on September 28, 2000. The net proceeds from the sale of the PURS of $162.4 million were also used to refinance short-term indebtedness incurred in connection with the acquisition of BSG in February 1999. See "Short-Term Borrowings" in the Notes to the Consolidated Financial Statements for a description of the Corporate PIES and the PURS. (See
Note 18 and 19)

        On February 28, 2000, NiSource and Columbia Energy Group (CEG) entered into a merger agreement pursuant to which NiSource agreed to acquire CEG for approximately $6 billion, plus the assumption of approximately $2.5 billion of CEG debt. The merger will be accomplished through the creation of a new holding company. Each NiSource common share will be exchanged for one common share of the new holding company. Each CEG share will be exchanged for $70.00 in cash plus $2.60 principal amount of a unit issued by the new holding company
(consisting of a zero coupon debt security coupled with a forward equity contract) or, at the election of the CEG shareholder, $74.00 in new holding company stock, based on the average NiSource share price prior to the closing, but not more than 4.4848 shares of new holding company stock, for each CEG share. Stock elections will be subject to proration if they are made with respect to more than 30% of CEG's outstanding shares. No exchange of shares will occur unless at least 10% of CEG's outstanding shares elect to exchange for shares of the new holding company. The merger is conditioned upon the receipt of a number of approvals. Approval of the NiSource and CEG shareholders was obtained on June 1 and June 2, respectively. As of July 26, 2000, all actions needed from state utility regulatory commissions and from FERC had been received. The Securities and Exchange Commission must still approve the merger under the Public Utility Holding Company Act.

         NiSource has accepted a commitment letter under which certain financial institutions agreed, under specified conditions, to provide up to $6.0 billion to finance the acquisition of CEG. The commitment letter contemplates a revolving credit facility expiring in July 2001, with the right to convert loans outstanding at that time into term loans maturing 364 days thereafter. NiSource has hedged the interest rate risk associated with $1.1 billion of its anticipated refinancing of such debt.

         The Energy Utilities do not anticipate the need to file for retail gas or electric base rate increases in the near future. IWC has agreed to a moratorium on water rate increases until 2002. BSG has a rate freeze until November 2004.

         On January 27, 2000, the Citizens Action Coalition (CAC), a private consumer organization, filed a petition before the Indiana Utility Regulatory Commission (IURC). The petition does not seek a specified amount of rate reduction, but rather alleges that the existing Northern Indiana electric rates are "unreasonable and unsafe," and seeks to have the IURC force Northern Indiana to produce detailed financial calculations that would justify its electric rates. Northern Indiana intends to oppose the petition on both legal and factual grounds, and believes that its current rates are just and reasonable as required by statute. On May 17, 2000 the IURC issued an order agreeing with Northern Indiana that the type of investigation requested by CAC could only be conducted by the IURC itself. As of August 9, 2000, no further orders have been issued in this proceeding.

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

TRADING RISKS

COMMODITY MARKET RISK. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource employs a VaR model to assess the market risk of its energy trading portfolios. NiSource estimates the one-day VaR across all trading groups which utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.7 million, $1.8 million and $0.004 million, $0.5 million, $1.8 million and $0.004 million and $0.5 million, $1.8 million and $0.004 million for the three month, six month and twelve month periods ended June 30, 2000, respectively. The daily VaR for the gas trading portfolio on an average, high and low basis was $3.4 million, $8.1 million and $0.7 million, $2.7 million, $8.1 million and $0.5 million and $2.4 million, $8.1 million and $0.4 million for the three month, six month and twelve month periods ended June 30, 2000, respectively. NiSource implemented a VaR methodology in 1999 to introduce additional market sophistication and to recognize the developing complexity of its businesses.

NON-TRADING RISKS

COMMODITY   MARKET  RISK.   Currently,   commodity  price  risk  resulting  from
non-trading  activities  at the  Energy  Utilities  is  limited,  since  current regulations allow the Energy Utilities to recoup any prudently incurred purchased power, fuel and gas costs through rate-making. As the utility industry undergoes deregulation, however, the Energy Utilities will be providing services without the benefit of the traditional rate-making and, therefore, will be more exposed to commodity price risk. Additionally, NiSource enters into certain sales contracts with customers based upon a fixed sales price and varying volumes which are ultimately dependent upon the customer's supply requirements. NiSource utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

INTEREST RATE RISK. NiSource is exposed to interest rate risk as a result from changes in interest rates on borrowings under the revolving credit agreements and lines of credit. These instruments have interest rates that are indexed to short-term market interest rates. At June 30, 2000 and December 31, 1999, the combined borrowings outstanding under these facilities totaled $870 million and $679 million, respectively. Based upon average borrowings under these agreements during 2000 and 1999, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $7.3 million and $3.7 million for the three months, $13.8 million and $7.0 million for the six months and $25.4 million and $14.0 million for the twelve months ending June 30, 2000 and June 30, 1999, respectively.

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

FOREIGN CURRENCY RISK. NiSource is exposed to foreign currency risk arising from equity investments in businesses owned and operated in foreign countries. Exposures to these investments are periodically reviewed by management and are not material to consolidated results.

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

         Refer to "Risk Management Activities" in Notes to the Consolidated Financial Statements for a discussion of commodity-based derivative financial instruments and risk management.

COMPETITION AND REGULATORY CHANGES

         The regulatory frameworks applicable to the Energy Utilities, at both the state and federal levels, are undergoing fundamental changes. These changes have previously had, and will continue to have an impact on NiSource's operations, structure and profitability. At the same time, competition within the electric and gas industries will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including partnering on energy projects with major industrial customers, converting some of its generating units to allow use of lower cost, low sulfur coal, providing its gas customers with increased choice for new products and services, acquiring companies which increase NiSource's scale and establishing subsidiaries that provide gas and develop new energy-related products for residential, commercial and industrial customers, including the development of distributed generation technologies.

THE ELECTRIC INDUSTRY. At the Federal level, the Federal Energy Regulatory Commission (FERC) issued Order No. 888-A in 1996 which required all public utilities owning, controlling or operating transmission lines to file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. On June 30, 2000, the D. C. Circuit Court of Appeals upheld FERC's open access orders in all major respects. In 1997, FERC approved Northern Indiana's open-access transmission tariff. On December 20, 1999, FERC issued a final rule addressing the formation and operation of Regional Transmission Organizations (RTOs). The rule is intended to eliminate pricing inequities in the provision of wholesale transmission service. NiSource is committed to joining a RTO. NiSource does not believe that compliance with the new rules will be material to future earnings. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

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

         At the state level, the IURC approved in 1997 Northern Indiana's Alternative Regulatory Plan (ARP), which implemented new rates and services that included, among other things, unbundling of services for additional customer classes (primarily residential and commercial users), negotiated services and prices, a gas cost incentive mechanism, and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based upon a comparison of Northern Indiana's actual gas supply portfolio cost to a market-based benchmark price. The gas cost incentive mechanism will be reviewed by parties to the ARP proceeding for possible revision. Phase I of Northern Indiana's Customer Choice Pilot Program ended on March 31, 1999. This pilot program offered 82,000 residential customers within St. Joseph County and 10,000 commercial customers throughout the NiSource service area the right to choose alternative gas suppliers. Phase II of Northern Indiana's Customer Choice Pilot Program commenced April 1, 1999 and will continue for a one-year period. During this phase, Northern Indiana is offering customer choice to all 660,000 residential and 50,000 commercial customers throughout its gas service territory. A limit of 150,000 residential and 20,000 commercial customers are eligible to enroll in Phase II of the program. The IURC order allows NiSource's natural gas marketing subsidiary to participate as a supplier of choice to Northern Indiana customers. In addition, as Northern Indiana has allowed residential and commercial customers to designate alternative gas suppliers, it has also offered new services to all classes of customers including price protection, negotiated sales and services, gas lending and parking, and new storage services.

         In Massachusetts, BSG implemented new unbundled rates and services for all commercial-industrial customers in 1993, and launched one of the nation's earliest residential and small commercial-industrial customer choice pilot programs in 1996. The BSG pilot, concluded on June 1, 2000 when all Massachusetts gas utilities began making unbundled gas service available to all customer classes pursuant to new statewide model terms and conditions that are currently awaiting approval by the Massachusetts Department of Telecommunications and Energy.

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

                                    PART II.

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

NiSource and its subsidiaries are parties to various pending proceedings, including suits and claims against them for personal injury, death and property damage. Such proceedings and suits, and the amounts involved, are routine litigation and proceedings for the kinds of businesses conducted by NiSource and its subsidiaries, except as described under Note 4 (Litigation) and Note 5 (Environmental Matters) in the notes to consolidated financial statements under
Part I, Item 1 of this Report on Form 10-Q, which notes are incorporated by reference. No other material legal proceedings against NiSource or its subsidiaries are pending or, to the knowledge of NiSource, contemplated by governmental authorities or other parties.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 1, 2000, at the Annual Meeting of Shareholders, the shareholders elected Arthur J. Decio, Gary L. Neale and Robert J. Welsh to serve as directors until the 2003 Annual Meeting of Shareholders. Directors whose terms of office continue after the 2000 Annual Meeting of Shareholders are Ian M. Rolland, John
W. Thompson and Roger A. Young, whose terms expire at the 2002 Annual Meeting of Shareholders, and Steven C. Beering, Dennis E. Foster, James T. Morris and Carolyn Y. Woo, whose terms expire at the 2001 Annual Meeting of Shareholders.


         There were no abstentions or broker non-votes for any of the nominees for director. The number of votes cast for, or withheld, for each director was as follows:

                                                    VOTES                               VOTES
                                                   RECEIVED                            WITHHELD

ARTHUR J. DECIO                                   96,389,067                          2,774,601
GARY L. NEALE                                     96,406,544                          2,757,124
ROBERT J. WELSH                                   96,467,992                          2,695,675

         Additionally at the Annual Meeting of Shareholders, the shareholders approved the merger agreement between the Company and Columbia Energy Group which provides for the formation of a new Delaware holding company which will acquire Columbia Energy Group and into which the Company will be merged. The shareholders also approved a change in the name of the new Delaware holding company to NiSource Inc. which will occur immediately following the merger of the Company into the new holding company. The proposal was approved by a vote of 79,091,253 shares in favor of the proposal, with 3,377,498 shares voted against or withheld.

         Also at the Annual Meeting of Shareholders, the shareholders approved an Amended and Restated 1994 Long-Term Incentive Plan by a vote of 66,142,495 shares in favor of the proposal, with 16,319,200 shares voted against or withheld.

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  Exhibits and Reports on Form 8-K.
     (a) Exhibits.

         Exhibit 10.1 - NiSource Inc. 1994 Long-Term Incentive Plan (Amended and Restated) Effective January 1, 2000.

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

     (b) Reports on Form 8-K.
         A report on Form 8-K was filed April 3, 2000. All events were reported under Item 5, Other Events. A report on Form 8-K was filed April 25, 2000. All events were reported under Item 5, Other Events. A report on Form 8-K was filed June 13, 2000. All events were reported under Item 5, Other Events.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NiSource Inc.

                                    (Registrant)

                                  /s/ STEPHEN P. ADIK
                    ---------------------------------------------------------
                    Stephen P. Adik

                    Senior Executive Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer

Date:  August 11, 2000