Form 10-Q
period 2000-09-30
NISOURCE INC
filed 2000-10-31
CIK 823392

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

       As of October 30, 2000, 121,378,548 common shares were outstanding.

NiSource Inc.

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Public Accountants

To The Board of Directors of
NiSource Inc.:

We have audited the accompanying consolidated balance sheet of NiSource Inc. (an Indiana corporation) and subsidiaries as of September 30, 2000 and December 31, 1999, and the related consolidated statements of income, common shareholders' equity and cash flows for the three, nine and twelve month periods ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of NiSource's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NiSource Inc. and subsidiaries as of September 30, 2000 and December 31, 1999, and the results of their operations and their cash flows for the three, nine and twelve month periods ended September 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.



                               Arthur Andersen LLP



Chicago, Illinois
October 30, 2000

Consolidated Balance Sheet

                                                              September 30,        December 31,
(Dollars in thousands)                                             2000                1999
Assets                                                        =============       =============

Property, Plant and Equipment:
 Utility Plant, (including Construction Work in
  Progress of  $304,726 and $240,637, respectively)
    Electric                                                  $   4,307,752       $   4,237,427
    Gas                                                           2,914,506           2,871,824
    Water                                                           788,572             750,376
    Common                                                          385,520             381,486
                                                              -------------       -------------
                                                                  8,396,350           8,241,113
    Less -Accumulated depreciation and amortization               3,622,681           3,444,311
                                                              -------------       -------------
      Net Utility Plant                                           4,773,669           4,796,802
                                                              -------------       -------------
 Other property, at cost, less accumulated provision for
  depreciation of $70,617 and $56,414, respectively                127,841             427,190
                                                              -------------       -------------
      Total Property, Plant and Equipment                         4,901,510           5,223,992
                                                              -------------       -------------
Investments:
 Investments, at equity                                             105,033             118,259
 Investments, at cost                                                60,451              55,851
 Other investments                                                   34,345              32,839
                                                              -------------       -------------
      Total Investments                                             199,829             206,949
                                                              -------------       -------------
Current Assets:
 Cash and cash equivalents                                           51,029              43,533
 Accounts receivable, less reserve of  $22,192 and
   $30,619, respectively                                            393,152             381,818
 Other receivables                                                   32,064              15,744
 Fuel adjustment clause                                                  --               4,201
 Gas cost adjustment clause                                          94,280              86,690
 Materials and supplies, at average cost                             63,752              64,530
 Electric production fuel, at average cost                           26,521              31,968
 Natural gas in storage                                             190,928              63,750
 Price risk management assets                                       447,219              90,705
 Prepayments and other                                               45,774              41,884
                                                              -------------       -------------
      Total Current Assets                                        1,344,719             824,823
                                                              -------------       -------------
Other Assets:
 Regulatory assets                                                  205,958             214,442
 Intangible assets, net of accumulated amortization                  75,183             139,337
 Prepayments and other                                              356,968             289,061
                                                              -------------       -------------
      Total Other Assets                                            638,109             642,840
                                                              -------------       -------------
                                                              $   7,084,167       $   6,898,604
                                                              =============       =============

Consolidated Balance Sheet

                                                              September 30,        December 31,
(Dollars in thousands)                                             2000                1999
Capitalization and Liabilities                                =============       =============

Capitalization:
Common shareholders' equity
  (See accompanying statement)                                $   1,352,065       $   1,353,504
Preferred stocks-
   Northern Indiana Public Service Company:
     Series without mandatory redemption provisions                  81,114              81,114
     Series with mandatory redemption provisions                     52,180              54,030
   Indianapolis Water Company:
     Series without mandatory redemption provisions                   2,517               4,497
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely Company debentures                                         345,000             345,000
Long-term debt, excluding amounts due within one year             1,737,291           1,975,184
                                                              -------------       -------------
      Total Capitalization                                        3,570,167           3,813,329
                                                              -------------       -------------
Current Liabilities:
  Current portion of long-term debt                                  89,420             173,721
  Short-term borrowings                                             748,608             679,321
  Accounts payable                                                  368,020             277,358
  Dividends declared on common and preferred stocks                  33,679              34,535
  Customer deposits                                                  31,062              28,736
  Taxes accrued                                                      26,478              42,853
  Interest accrued                                                   27,425              34,157
  Fuel adjustment clause                                              1,421                  --
  Accrued employment costs                                           61,717              60,647
  Price risk management liabilities                                 453,302             113,029
  Other                                                             126,442              90,245
                                                              -------------       -------------
      Total Current Liabilities                                   1,967,574           1,534,602
                                                              -------------       -------------
Other:
 Deferred income taxes                                              931,922             998,682
 Deferred investment tax credits, being amortized over
  life of related property                                           89,217              94,946
 Deferred credits                                                   112,609              94,058
 Customer advances and contributions in aid of construction         157,475             140,562
 Accrued liability for postretirement benefits                      169,305             157,517
 Other noncurrent liabilities                                        85,898              64,908
                                                              -------------       -------------

      Total Other                                                 1,546,426           1,550,673
                                                              -------------       -------------
Commitments and Contingencies (see notes)

                                                              $   7,084,167       $   6,898,604
                                                              =============       =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

Consolidated Statements of Income

                                                      Three Months                   Nine Months
                                                   Ended September 30,          Ended September 30,
                                                ------------------------     ------------------------
                                                    2000         1999            2000         1999
                                                ===========  ===========     ===========  ===========
(Dollars in thousands, except for per share amounts)
Operating Revenues:
 Gas                                            $   606,889  $   265,393     $ 1,896,245  $ 1,127,925
 Electric                                           294,677      329,267         809,432      865,016
 Water                                               28,926       29,894          76,822       74,794
 Products and Services                               75,054       68,415         213,567      192,156
                                                -----------  -----------     -----------  -----------
                                                  1,005,546      692,969       2,996,066    2,259,891
                                                -----------  -----------     -----------  -----------
Cost of Sales:
 Gas costs                                          526,443      208,032       1,511,549      812,759
 Fuel for electric generation                        64,824       72,092         178,794      188,020
 Power purchased                                      6,958       28,204          22,221       67,677
 Products and Services                               43,987       37,523         123,327      100,134
                                                -----------  -----------     -----------  -----------
                                                    642,212      345,851       1,835,891    1,168,590
                                                -----------  -----------     -----------  -----------
Operating Margin                                    363,334      347,118       1,160,175    1,091,301
                                                -----------  -----------     -----------  -----------
Operating Expenses and Taxes (except income):
 Operation                                          131,081      120,065         394,131      375,515
 Maintenance                                         16,468       18,450          64,082       62,672
 Depreciation and amortization                       84,100       78,006         253,217      228,454
 Taxes (except income)                               24,365       24,572          73,170       77,806
                                                -----------  -----------     -----------  -----------
                                                    256,014      241,093         784,600      744,447
                                                -----------  -----------     -----------  -----------
Operating Income                                    107,320      106,025         375,575      346,854
                                                -----------  -----------     -----------  -----------
Other Income (Deductions):
 Interest expense, net                              (50,161)     (42,376)       (146,304)    (119,378)
 Minority interests                                  (5,225)      (5,563)        (15,266)     (13,939)
 Dividend requirements on preferred stock
  of subsidiaries                                    (2,003)      (2,071)         (6,045)      (6,264)
 Other, net                                          54,074      (14,279)         59,861       (9,456)
                                                -----------  -----------     -----------  -----------
                                                     (3,315)     (64,289)       (107,754)    (149,037)
                                                -----------  -----------     -----------  -----------
Income Before Income Taxes                          104,005       41,736         267,821      197,817
                                                -----------  -----------     -----------  -----------
Income Taxes                                         52,005       13,781         112,792       70,359
                                                -----------  -----------     -----------  -----------
Net Income                                      $    52,000  $    27,955     $   155,029  $   127,458
                                                ===========  ===========     ===========  ===========
Average common shares outstanding - basic       120,559,039  125,030,566     121,651,509  124,217,959

Basic earnings per average common share         $      0.43  $      0.22     $      1.27  $      1.02
                                                ===========  ===========     ===========  ===========
Diluted earnings per average common share       $      0.42  $      0.22     $      1.23  $      1.02
                                                ===========  ===========     ===========  ===========
Dividends declared per common share             $     0.270  $     0.255     $     0.810  $     0.765
                                                ===========  ===========     ===========  ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

                                                                        Twelve Months
                                                                     Ended September 30,
                                                              ---------------------------------
(Dollars in thousands, except for per share amounts)               2000                1999
                                                              =============       =============

Operating Revenues:
 Gas                                                          $   2,421,770       $   1,506,002
 Electric                                                         1,065,454           1,155,454
 Water                                                              100,411              95,833
 Products and Services                                              293,116             255,836
                                                              -------------       -------------
                                                                  3,880,751           3,013,125
                                                              -------------       -------------
Cost of Sales:
 Gas costs                                                        1,886,248           1,100,962
 Fuel for electric generation                                       239,938             245,406
 Power purchased                                                     26,289             114,310
 Products and Services                                              165,877             129,398
                                                              -------------       -------------
                                                                  2,318,352           1,599,076
                                                              -------------       -------------
Operating Margin                                                  1,562,399           1,423,049
                                                              -------------       -------------
Operating Expenses and Taxes (except income):
 Operation                                                          553,424             476,525
 Maintenance                                                         83,618              78,244
 Depreciation and amortization                                      336,167             293,594
 Taxes (except income)                                               98,933              99,431
                                                              -------------       -------------
                                                                  1,072,142             947,794
                                                              -------------       -------------
Operating Income                                                    490,257             475,255
                                                              -------------       -------------
Other Income (Deductions):
 Interest expense, net                                             (193,543)           (153,660)
 Minority interests                                                 (19,020)            (14,717)
 Dividend requirements on preferred stock
  of subsidiaries                                                    (8,115)             (8,385)
 Other, net                                                          51,287              (8,481)
                                                              -------------       -------------
                                                                   (169,391)           (185,243)
                                                              -------------       -------------
Income Before Income Taxes                                          320,866             290,012
                                                              -------------       -------------
Income Taxes                                                        132,881             101,962
                                                              -------------       -------------
Net Income                                                    $     187,985       $    188,050
                                                              =============       =============
Average common shares outstanding - basic                       122,422,589        122,577,821

Basic earnings per average common share                       $        1.53       $        1.53
                                                              =============       =============
Diluted earnings per average common share                     $        1.49       $        1.52
                                                              =============       =============
Dividends declared per common share                           $       1.080       $       1.020
                                                              =============       =============

                                  NISOURCE INC.
              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                           Accumulated
                                                       Additional                             Other
                                  Common    Treasury    Paid-In     Retained              Comprehensive               Comprehensive
    Three Months Ended            Shares     Shares     Capital     Earnings     Other       Income         Total        Income
    ------------------           ---------  ---------  ----------  ----------  ---------  -------------  -----------  -------------
   Balance, July 1, 1999         $ 870,930  $(455,640) $  172,388  $  779,102  $    (976) $       3,323  $ 1,369,127
Comprehensive Income:
  Net income                                                           27,955                                 27,955  $      27,955
  Other comprehensive income
   net of tax:
    Gain/loss on available for
     sale securities:
      Unrealized (net of income
       tax of $1,068)                                                                            (1,749)      (1,749)        (1,749)
      Realized (net of income
       tax of $113)                                                                                 186          186            186
    Gain/loss on foreign
     currency translation:
      Unrealized                                                                                    150          150            150
      Realized                                                                                       --           --             --
                                                                                                                      -------------
Total Comprehensive Income                                                                                            $      26,542
                                                                                                                      =============
Dividends:
   Common shares                                                      (31,891)                               (31,891)
Treasury shares acquired                         (346)                                                          (346)
Issued:
   Employee stock purchase plan                   112         252                                                364
   Long-term incentive plan                       655          29                    (39)                        645
   Amortization of unearned
    compensation                                                                     877                         877
Equity contract costs                                        (302)                                              (302)
Other                                                                    (177)                                  (177)
                                 ---------  ---------  ----------  ----------  ---------  -------------  -----------  -------------
   Balance, September 30, 1999   $ 870,930  $(455,219) $  172,367  $  774,989  $    (138) $       1,910  $ 1,364,839
                                 =========  =========  ==========  ==========  =========  =============  ===========

   Balance, July 1, 2000         $ 870,930  $(518,617) $  173,595  $  809,543  $ (10,513) $       5,621  $ 1,330,559
Comprehensive Income:
  Net income                                                           52,000                                 52,000  $      52,000
  Other comprehensive income,
   net of tax:
    Gain/loss on available for
     sale securities:
      Unrealized (net of income
       tax of $435)                                                                                (714)        (714)          (714)
      Realized (net of income
       tax of $596)                                                                                 976          976            976
    Gain/loss on foreign
     currency translation:
      Unrealized                                                                                      7            7              7
      Realized                                                                                       --           --             --
                                                                                                                      -------------
Total Comprehensive Income                                                                                            $      52,269
                                                                                                                      =============
Dividends:
  Common shares                                                       (32,756)                               (32,756)
Treasury shares acquired                          (60)                                                           (60)
Issued:
  Employee stock purchase plan                    152         206                                                358
  Long-term incentive plan                      2,460                                                          2,460
  Amortization of unearned
   compensation                                                                    1,112                       1,112
Equity contract costs                                      (1,152)                                            (1,152)
Other                                                                    (725)                                  (725)
                                 ---------  ---------  ----------  ----------  ---------- -------------  -----------  -------------
   Balance, September 30, 2000   $ 870,930  $(516,065) $  172,649  $  828,062  $  (9,401) $       5,890  $ 1,352,065
                                 =========  =========  ==========  ==========  =========  =============  ===========

SHARES
                                  Common    Treasury
    Three Months Ended            Shares     Shares
    ------------------           ---------  ---------
   Balance July 1, 1999            147,784    (22,770)
Treasury shares acquired                          (16)
Issued:
   Employee stock purchase plan                    14
   Long-term incentive plan                        32
                                 ---------  ---------
   Balance September 30, 1999      147,784    (22,740)
                                 =========  =========

   Balance July 1, 2000            147,784    (26,601)
Treasury shares acquired                           (8)
Issued:
   Employee stock purchase plan                    19
   Long-term incentive plan                       126
                                 ---------  ---------
   Balance September 30, 2000      147,784    (26,464)
                                 =========  =========

                                  NISOURCE INC.
              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                           Accumulated
                                                       Additional                             Other
                                  Common    Treasury    Paid-In     Retained              Comprehensive               Comprehensive
    Nine Months Ended             Shares     Shares     Capital     Earnings     Other       Income         Total        Income
    -----------------            ---------  ---------  ----------  ----------  ---------  -------------  -----------  -------------
   Balance, January 1, 1999      $ 870,930  $(559,027) $   94,181  $  744,309  $  (1,815) $       1,130  $ 1,149,708
Comprehensive Income:
  Net income                                                          127,458                                127,458  $     127,458
  Other comprehensive income
   net of tax:
    Gain/loss on available for
     sale securities:
      Unrealized (net of income
       tax of $2,075)                                                                              (101)        (101)          (101)
      Realized (net of income
       tax of $274)                                                                                 449          449            449
    Gain/loss on foreign
     currency translation:
      Unrealized                                                                                    432          432            432
      Realized                                                                                       --           --             --
                                                                                                                      -------------
Total Comprehensive Income                                                                                            $     128,238
                                                                                                                      =============
Dividends:
   Common shares                                                      (95,624)                               (95,624)
Treasury shares acquired                     (108,987)                                                      (108,987)
Issued:
   Employee stock purchase plan                   339         845                                              1,184
   Long-term incentive plan                     3,853         188                   (571)                      3,470
   Bay State Gas Acquisition                  205,881     109,753                                            315,634
   Other Acquisitions                           2,722         939                                              3,661
   Amortization of unearned
    compensation                                                                   2,248                       2,248
Equity contract costs                                     (33,539)                                           (33,539)
Other                                                                  (1,154)                                (1,154)
                                 ---------  ---------  ----------  ----------  ---------  -------------  -----------  -------------
   Balance, September 30, 1999   $ 870,930  $(455,219) $  172,367  $  774,989  $    (138) $       1,910  $ 1,364,839
                                 =========  =========  ==========  ==========  =========  =============  ===========

   Balance, January 1, 2000      $ 870,930  $(472,553) $  174,405  $  774,423  $   1,111  $       5,186  $ 1,353,504
Comprehensive Income:
  Net income                                                          155,029                                155,029  $     155,029
  Other comprehensive income,
   net of tax:
    Gain/loss on available for
     sale securities:
      Unrealized (net of income
       tax of $1,006)                                                                              (982)        (982)          (982)
      Realized (net of income
       tax of $787)                                                                               1,288        1,288          1,288
    Gain/loss on foreign
     currency translation:
      Unrealized                                                                                    398          398            398
      Realized                                                                                       --           --             --
                                                                                                                      -------------
Total Comprehensive Income                                                                                            $     155,733
                                                                                                                      =============
Dividends:
  Common shares                                                       (98,321)                               (98,321)
Treasury shares acquired                      (65,852)                                                       (65,852)
Issued:
  Employee stock purchase plan                    490         608                                              1,098
  Long-term incentive plan                     21,850                            (14,061)                      7,789
  Amortization of unearned
   compensation                                                                    3,549                       3,549
Equity contract costs                                      (3,171)                                            (3,171)
Other                                                         807      (3,071)                                (2,264)
                                 ---------  ---------  ----------  ----------  ---------- -------------  -----------  -------------
   Balance, September 30, 2000   $ 870,930  $(516,065) $  172,649  $  828,062  $  (9,401) $       5,890  $ 1,352,065
                                 =========  =========  ==========  ==========  =========  =============  ===========

SHARES
                                  Common    Treasury
    Nine Months Ended             Shares     Shares
    -----------------            ---------  ---------
   Balance January 1, 1999         147,784    (30,254)
Treasury shares acquired                       (3,899)
Issued:
   Employee stock purchase plan                    43
   Long-term incentive plan                       194
   Bay State Gas Acquisition                   11,042
   Other Acquisitions                             134
                                 ---------  ---------
   Balance September 30, 1999      147,784    (22,740)
                                 =========  =========

   Balance January 1, 2000         147,784    (23,645)
Treasury shares acquired                       (3,971)
Issued:
   Employee stock purchase plan                    62
   Long-term incentive plan                     1,090
                                 ---------  ---------
   Balance September 30, 2000      147,784    (26,464)
                                 =========  =========

                                  NISOURCE INC.
              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                           Accumulated
                                                       Additional                             Other
                                  Common    Treasury    Paid-In     Retained              Comprehensive               Comprehensive
    Twelve Months Ended           Shares     Shares     Capital     Earnings     Other       Income         Total        Income
    -------------------          ---------  ---------  ----------  ----------  ---------  -------------  -----------  -------------
   Balance, October 1, 1998      $ 870,930  $(538,228) $   90,955  $  713,561  $  (2,325) $        (175) $ 1,134,718
Comprehensive Income:
  Net income                                                          188,050                                188,050  $     188,050
  Other comprehensive income
   net of tax:
    Gain/loss on available for
     sale securities:
      Unrealized (net of income
       tax of $671)                                                                               1,097        1,097          1,097
      Realized (net of income
       tax of $274)                                                                                 449          449            449
    Gain/loss on foreign
     currency translation:
      Unrealized                                                                                    539          539            539
      Realized                                                                                       --           --             --
                                                                                                                      -------------
Total Comprehensive Income                                                                                            $     190,135
                                                                                                                      =============
Dividends:
   Common shares                                                     (125,439)                              (125,439)
Treasury shares acquired                     (130,461)                                                      (130,461)
Issued:
   Employee stock purchase plan                   429       1,155                                              1,584
   Long-term incentive plan                     4,438         159                   (571)                      4,026
   Bay State Gas Acquisition                  205,881     109,753
   Other Acquisitions                           2,722         939
   Amortization of unearned
    compensation                                                                   2,758                       2,758
Equity contract costs                                     (33,539)                                           (33,539)
Other                                                       2,945      (1,183)                                 1,762
                                 ---------  ---------  ----------  ----------  ---------  -------------  -----------  -------------
   Balance, September 30, 1999   $ 870,930  $(455,219) $  172,367  $  774,989  $    (138) $       1,910  $ 1,364,839
                                 =========  =========  ==========  ==========  =========  =============  ===========

   Balance, October 1, 1999      $ 870,930  $(455,219) $  172,367  $  774,989  $    (138) $       1,910  $ 1,364,839
Comprehensive Income:
  Net income                                                          187,985                                187,985  $     187,985
  Other comprehensive income,
   net of tax:
    Gain/loss on available for
     sale securities:
      Unrealized (net of income
       tax of $697)                                                                                 860          860            860
      Realized (net of income
       tax of $958)                                                                               1,567        1,567          1,567
    Gain/loss on foreign
     currency translation:
      Unrealized                                                                                    611          611            611
      Realized                                                                                      942          942            942
                                                                                                                      -------------
Total Comprehensive Income                                                                                            $     191,965
                                                                                                                      =============
Dividends:
  Common shares                                                      (131,841)                              (131,841)
Treasury shares acquired                      (82,158)                                                       (82,158)
Issued:
  Employee stock purchase plan                    624         811                                              1,435
  Long-term incentive plan                     20,688          36                               (14,061)       6,663
  Amortization of unearned
   compensation                                                                                   4,798        4,798
Equity contract costs                                      (3,633)                                            (3,633)
Other                                                       3,068      (3,071)                                    (3)
                                 ---------  ---------  ----------  ----------  ---------- -------------  -----------  -------------
   Balance, September 30, 2000   $ 870,930  $(516,065) $  172,649  $  828,062  $  (9,401) $       5,890  $ 1,352,065
                                 =========  =========  ==========  ==========  =========  =============  ===========

SHARES
                                  Common    Treasury
    Twelve Months Ended           Shares     Shares
    -------------------          ---------  ---------
   Balance October 1, 1998         147,784    (29,607)
Treasury shares acquired                       (4,589)
Issued:
   Employee stock purchase plan                    54
   Long-term incentive plan                       226
   Bay State Gas Acquisition                   11,042
   Other Acquisition                              134
                                 ---------  ---------
   Balance September 30, 1999      147,784    (22,740)
                                 =========  =========

   Balance October 1, 1999         147,784    (22,740)
Treasury shares acquired                       (4,893)
Issued:
   Employee stock purchase plan                    79
   Long-term incentive plan                     1,090
                                 ---------  ---------
   Balance September 30, 2000      147,784    (26,464)
                                 =========  =========

Consolidated Statements of Cash Flows

                                                      Three Months                   Nine Months
                                                   Ended September 30,          Ended September 30,
                                                ------------------------     ------------------------
(Dollars in thousands)                              2000         1999            2000         1999
                                                ===========  ===========     ===========  ===========
Cash flows from operating activities:
 Net income                                     $     52,00  $    27,955     $   155,029  $   127,458
Adjustments to reconcile net income to net
 cash:
  Depreciation and amortization                      84,100       78,006         253,169      228,454
  Net changes in price risk management
   activities                                        (8,330)          --         (19,371)          --
  Deferred federal and state income taxes, net        1,466        3,978         (31,888)     (26,772)
  Deferred investment tax credits, net               (1,910)      (1,921)         (5,729)      (5,728)
  Gain on sale of Market Hub Partners (Pre-tax)     (51,870)          --         (51,870)          --
  Other, net                                         (3,972)       2,810           7,147         (215)
 Change in certain assets and liabilities -*
  Accounts receivable, net                           79,502       (4,692)         25,373      124,753
  Other receivables                                 (29,139)          56         (59,537)      (4,866)
  Natural gas in storage                            (99,611)     (38,759)       (127,178)      (8,462)
  Accounts payable                                   19,523       20,799          96,260     (121,478)
  Taxes accrued                                      (3,322)     (18,232)         (2,517)     (20,691)
  Gas cost adjustment clause                        (52,195)     (39,860)         (7,378)      32,587
  Accrued employment costs                            5,318        5,428           1,070      (11,011)
  Other accruals                                     29,854       19,422          37,443       47,147
Other, net                                          (22,379)      (6,227)        (40,475)      (1,243)
                                                -----------  -----------     -----------  -----------
   Net cash provided by operating activities           (965)      48,763         229,548      359,933
                                                -----------  -----------     -----------  -----------
Cash flows provided by (used in) investing
 activities:
 Utility construction expenditures                  (74,969)     (92,336)       (200,205)    (228,428)
 Acquisition of businesses, net of cash
  acquired                                               --           --             (50)    (716,031)
Proceeds from disposition of assets                 238,515          892         254,147       28,452
Other, net                                            1,823      (30,962)        (14,287)     (73,580)
                                                -----------  -----------     -----------  -----------
   Net cash used in investing activities            165,369     (122,406)         39,605     (989,587)
                                                -----------  -----------     -----------  -----------
Cash flows provided by (used in) financing
 activities:
  Issuance of long-term debt                             --          544              --      258,315
  Retirement of long-term debt                      (12,379)      (2,783)       (171,110)    (185,855)
  Change in short-term debt                        (121,501)      81,482          69,287       65,132
  Retirement of preferred shares                       (300)        (601)         (3,830)      (1,852)
  Proceeds from Corporate Premium Income Equity
   Securities, net                                       --           --              --      334,650
  Issuance of common shares                           2,612        1,048           8,291      324,520
  Acquisition of treasury shares                        (60)        (346)        (65,852)    (108,987)
  Cash dividends paid on common shares              (32,725)     (31,884)        (98,729)     (93,710)
  Other, net                                             73          114             286          340
                                                -----------  -----------     -----------  -----------
   Net cash provided by (used in) financing
    activities                                     (164,280)      47,574        (261,657)     592,553
                                                -----------  -----------     -----------  -----------
Net increase (decrease) in cash and cash
 equivalents                                            124      (26,069)          7,496      (37,101)

Cash and cash equivalents at beginning of the
   period                                            50,905       49,816          43,533       60,848
                                                -----------  -----------     -----------  -----------
Cash and cash equivalents at end of the period  $    51,029  $    23,747     $    51,029  $    23,747
                                                ===========  ===========     ===========  ===========

*Net of effect from acquisitions of businesses.

Consolidated Statements of Cash Flows

                                                                        Twelve Months
                                                                     Ended September 30,
                                                              ---------------------------------
(Dollars in thousands)                                            2000                1999
                                                              =============       =============
Cash flows from operating activities:
 Net income                                                   $     187,985       $     188,050
Adjustments to reconcile net income to net
 cash:
  Depreciation and amortization                                     336,119             293,594
  Net changes in price risk management activities                   (20,268)                 --
  Deferred federal and state income taxes, net                      (13,007)                928
  Deferred investment tax credits, net                               (7,692)             (7,626)
  Gain on sale of Market Hub Partners (Pre-tax)                     (51,870)                 --
  Other, net                                                         30,731)              1,482
 Change in certain assets and liabilities -*
   Accounts receivable, net                                         (46,872)             63,890
   Other receivables                                                (46,101)                163
   Natural gas in storage                                           (71,811)             (6,059)
   Accounts payable                                                 104,204             (77,996)
   Taxes accrued                                                     14,460             (46,299)
   Gas cost adjustment clause                                       (60,625)             20,185
   Accrued employment costs                                          12,333              (4,959)
   Other accruals                                                    26,836              50,516
Other, net                                                          (71,777)             (8,438)
                                                              -------------       -------------
   Net cash provided by operating activities                        322,645             467,431
                                                              -------------       -------------
Cash flows provided by (used in) investing
 activities:
  Utility construction expenditures                                (313,040)           (302,557)
  Acquisition of businesses, net of cash
   acquired                                                         (21,888)           (716,031)
Proceeds from disposition of assets                                 255,470              30,597
  Other, net                                                         (1,787)            (63,087)
                                                              -------------       -------------
   Net cash used in investing activities                            (81,245)         (1,051,078)
                                                              -------------       -------------
Cash flows provided by (used in) financing
 activities:
  Issuance of long-term debt                                         11,221             258,817
  Retirement of long-term debt                                     (189,212)           (202,282)
  Change in short-term debt                                         173,133             112,576
  Retirement of preferred shares                                     (4,385)             (2,409)
  Proceeds from Corporate Premium Income Equity
   Securities, net                                                       --             334,650
  Issuance of common shares                                           8,664             325,476
  Acquisition of treasury shares                                    (83,320)           (130,461)
  Cash dividends paid on common shares                             (130,618)           (121,916)
  Other, net                                                            399                 453
                                                              -------------       -------------
 Net cash provided by (used in) financing
  activities                                                       (214,118)            574,904
                                                              -------------       -------------
Net increase (decrease) in cash and
 cash equivalents                                                    27,282              (8,743)

Cash and cash equivalents at beginning of the
 period                                                              23,747              32,490
                                                              -------------       -------------
Cash and cash equivalents at end of the period                $      51,029       $      23,747
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

         NiSource's gas business is comprised primarily of regulated gas utilities and gas transmission companies that operate throughout northern Indiana and New England. In addition, NiSource expanded its gas marketing and trading operations with the April 1999 acquisition of TPC Corporation, now renamed EnergyUSA-TPC Corp. (TPC). NiSource's electric business is comprised of a regulated electric utility that operates in northern Indiana. The electric business also includes wholesale power sales and power trading activities. NiSource's regulated gas and electric subsidiaries are collectively referred to as the "Energy Utilities." NiSource's regulated water subsidiaries are collectively called the "Water Utilities." Collectively, the Energy and Water Utilities are referred to as the "Utilities."

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

         On February 28, 2000, NiSource and Columbia Energy Group (CEG) entered into a merger agreement pursuant to which NiSource agreed to acquire CEG for approximately $6 billion, plus the assumption of approximately $2.0 billion of CEG debt. The merger will be accomplished through the creation of a new holding company. Each NiSource common share will be exchanged for one common share of the new holding company. Each CEG share will be exchanged for $70.00 in cash plus $2.60 principal amount of a unit issued by the new holding company
(consisting of a zero coupon debt security coupled with a forward equity contract) or, at the election of the CEG shareholder, 3.04414 shares in new holding company stock. Stock elections are subject to proration for those elections made with respect to more than 30% of CEG's outstanding shares. Approval of the NiSource and CEG shareholders was obtained on June 1 and June 2, respectively. All actions needed from state utility regulatory commissions and from FERC have been received. The Securities and Exchange Commission (SEC) approved the merger under the Public Utility Holding Company Act on October 30, 2000. The merger is expected to be completed on November 1, 2000. NiSource will register as a public utility holding company.

         NiSource has accepted a commitment letter under which certain financial institutions agreed, under specified conditions, to provide up to $6.0 billion to finance the acquisition of CEG. The commitment letter contemplates a revolving credit facility expiring in July 2001, with the right to convert loans outstanding at that time into term loans maturing 364 days thereafter. NiSource has hedged the interest rate risk associated with $1.6 billion of its anticipated refinancing of such debt.

         CEG, based in Herndon, Va., is one of the nation's leading energy services companies, with assets of approximately $7 billion. Its operating companies engage in virtually all phases of the natural gas business, including exploration and production, transmission, storage and distribution. CEG sells natural gas to about 2 million customers in Kentucky, Maryland, Ohio, Pennsylvania and Virginia. It owns 16,500 miles of interstate gas pipelines that run from Louisiana to the Northeast.

         The SEC in its order approving the merger with CEG required NiSource to divest its water utilities within 3 years from the date of the merger. NiSource will comply with the Order and is currently evaluating its options for the disposition of the water utilities.


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

         On April 1, 1999, NiSource acquired the stock of TPC. As a result of the TPC acquisition, NiSource indirectly owned a 77.3% equity interest in Market Hub Partners, L.P. (MHP), a company which operates salt dome storage facilities for natural gas. In the fourth quarter of 1999 acquired the remaining interests in MHP. On September 18, 2000, NiSource sold its indirect ownership in MHP to Duke Energy Gas Transmission for $250 million in cash plus the assumption of $150 million in debt. The consolidated financial statements and disclosures include operating results of TPC from April 1, 1999 and the consolidated results of MHP from December 1999 through September 18, 2000.

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

The approximate weighted average remaining lives for major components of electric, gas, and water utility plant are as follows:

         Electric:
         ========
         Electric generation plant                    24 years
         Transmission plant                           26 years
         Distribution plant                           25 years
         Other electric plant                         24 years


         Gas:
         ===

         Gas storage plant                            15 years
         Transmission plant                           18 years
         Distribution plant                           34 years
         Other gas plant                              16 years


         Water:
         ======

         Water source and treatment plant             34 years
         Distribution plant                           68 years
         Other water plant                            13 years

The depreciation provisions for utility plant, as a percentage of the original cost, for the three month, nine month and twelve month periods ended September 30, 2000 and 1999 were as follows:

                                           Three Months               Nine Months              Twelve Months
                                         Ended September 30,       Ended September 30,       Ended September 30,
                                        ---------------------     ---------------------     ---------------------
                                          2000         1999         2000         1999         2000         1999
                                        ========     ========     ========     ========     ========     ========
         Electric                           3.7%         3.7%         3.7%         3.7%         3.7%         3.7%
         Gas                                4.5%         4.5%         4.6%         4.5%         4.5%         4.5%
         Water                              2.3%         2.5%         2.2%         2.2%         2.4%         2.4%

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

Plant Acquisition Adjustments. Net utility plant includes amounts allocated to utility plant in excess of the original cost as part of the purchase price allocation associated with the acquisition of utility businesses, net of accumulated amortization. Net plant acquisition adjustments were $707.4 million and $722.8 million at September 30, 2000 and December 31, 1999, respectively, and are being amortized over forty-year periods from the respective dates of acquisition.

Intangible Assets. The excess of cost over the fair value of the net assets of non-utility businesses acquired is recorded as goodwill. Goodwill of $76.9 million and $125.7 million at September 30, 2000 and December 31, 1999, respectively, is being amortized over a weighted average period of 27 years. Goodwill was reduced by $56.8 million as a result of the sale of MHP. Other intangible assets, approximating $12.6 million and $12.8 million at September 30, 2000 and December 31, 1999, respectively, are being amortized over periods of four to eight years. The recoverability of intangible assets is assessed on a periodic basis to confirm that expected future cash flows will be sufficient to support the recorded intangible assets. Accumulated amortization of intangible assets at September 30, 2000 and December 31, 1999, was approximately $14.4 million and $9.9 million, respectively.

Coal Reserves. The costs of reserves under a long-term mining contract to mine coal reserves through the year 2001 are being recovered through the rate-making process as such coal reserves are used to produce electricity.

Accounts Receivable. At September 30, 2000, $100 million of accounts receivable had been sold under a sales agreement, which expires on May 31, 2002.

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

Comprehensive Income. Comprehensive income is reported in the Consolidated Statements of Common Shareholders' Equity. The components of accumulated other comprehensive income include realized and unrealized gains (losses), net of income taxes, on available for sale securities (securities) and on foreign currency translation adjustments (foreign currency).

The accumulated amounts for these components are as follows:

                    October 1,      January 1,       July 1,        October 1,      January 1,        July 1,      September 30,
(Dollars in millions)  1998            1999            1999            1999            2000            2000            2000
                   -------------   -------------   -------------   -------------   -------------   -------------   -------------
Securities         $         2.5   $         3.6   $         5.6   $         4.0   $         6.1   $         6.2   $         6.4
Foreign currency   $        (2.7)  $        (2.5)  $        (2.3)  $        (2.1)  $        (0.9)  $        (0.6)  $        (0.5)

Statements of Cash Flows. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Cash paid during the periods reported for income taxes and interest was as follows:

                                           Three Months               Nine Months              Twelve Months
                                         Ended September 30,       Ended September 30,       Ended September 30,
                                        ---------------------     ---------------------     ---------------------
(Dollars in thousands)                    2000         1999         2000         1999         2000         1999
                                        ========     ========     ========     ========     ========     ========
Income taxes                            $ 59,671     $ 24,010     $158,649     $114,188     $160,453     $152,286
Interest, net of amounts capitalized    $ 55,485     $ 40,437     $443,491     $113,117     $190,420     $147,659

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

         On August 18, 1999, the IURC issued a generic order (Generic Order) which established new guidelines for the recovery of purchased power costs through fuel adjustment clauses. The IURC ruled that each utility had to establish a "benchmark" which is the utility's highest on-system fuel cost per kilowatt-hour (kwh) during the most recent annual period. The IURC stated that if the weekly average of a utility's purchased power costs were less than the "benchmark," these costs per kwh should be considered net energy costs which are presumed "fuel costs included in purchased power." If the weekly average of a utility's purchased power costs exceeded the "benchmark," the utility would need to submit additional evidence demonstrating the reasonableness of these costs. The Office of Utility Consumer Counselor (OUCC) appealed the Generic Order to the Indiana Court of Appeals. Northern Indiana applied the Generic Order's guidelines to purchased power transactions sought to be recovered for February, March and April 2000.

         By an order issued February 23, 2000, the IURC approved the recovery of Northern Indiana's purchased power transactions during the months of July, August and September 1999. Northern Indiana and the OUCC filed petitions for reconsideration of the February 23, 2000 Order.

         On June 30, 2000, Northern Indiana and the OUCC filed a joint motion to withdraw petitions for reconsideration and requested IURC approval of a Stipulation and Agreement (Agreement). The Agreement establishes a recovery mechanism for certain purchase power transactions for the months of July, August and September 2000 that will be utilized in lieu of the IURC's Generic Order guidelines. The Agreement calls for Northern Indiana to return, by an adjustment to fuel adjustment clause factors, $1.8 million to retail ratepayers during the period from November 2000 through April 2001. Northern Indiana has established a reserve for these amounts. By its order issued August 9, 2000, the IURC approved the Agreement. On September 5, 2000, the Indiana Court of Appeals issued an order approving a joint stipulation for dismissal, with prejudice, of the OUCC's appeal of the Generic Order.

Gas Cost Adjustment Clause. All metered gas sales rates contain an adjustment factor, which reflects the increases and decreases in the cost of purchased gas, contracted gas storage and storage transportation charges. Each gas cost adjustment factor is subject to a monthly, quarterly, semi-annual or annual hearing by the state commissions and remains in effect for a one month, three month, six month or twelve month period. On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the new procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana made its annual filing on September 1, 2000 and the matter is scheduled for hearing on December 14, 2000.

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

Natural Gas in Storage. Both the last-in, first-out (LIFO) inventory methodology and the weighted average methodology are used to value natural gas in storage. Based on the average cost of gas using the LIFO method in September 2000 and December 1999, the estimated replacement cost of gas in storage (current and non-current) at September 30, 2000 and December 31, 1999 exceeded the stated LIFO cost by $138.2 million and $48.9 million, respectively. Inventory valued using LIFO was $88.4 million and $23.0 million at September 30, 2000 and December 31, 1999, respectively. Inventory valued using the weighted average methodology was $102.6 million and $40.8 million at September 30, 2000 and December 31, 1999, respectively.

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

Regulatory Assets. The Utilities' operations are subject to the regulation of the appropriate state commissions and, in the case of the Energy Utilities, the FERC. Accordingly, the Utilities' accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The Utilities monitor changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of their operations. As of September 30, 2000, and December 31, 1999, the regulatory assets identified below represent probable future revenues to the Utilities as these costs are recovered through the rate-making process. If a portion of the Utilities' operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period.

Regulatory assets were comprised of the following items:

                                                              September 30,        December 31,
(Dollars in thousands)                                             2000                1999
                                                              =============       =============
Unamortized reacquisition premium on debt (see Note 16)       $      37,084       $      39,719
Unamortized R. M. Schahfer Unit 17 and Unit 18 carrying
  charges and deferred depreciation (see below)                      54,948              58,111
Bailly scrubber carrying charges and deferred depreciation
  (see below)                                                         7,308               8,010
Deferral of SFAS No. 106 expense not recovered
  (see Note 8)                                                       71,169              75,527
FERC Order No. 636 transition costs                                   9,097              13,728
Regulatory income tax asset, net (see Note 6)                        28,710              24,941
Other                                                                17,255              18,651
                                                              -------------       -------------
                                                                    225,571             238,687
                                                              -------------       -------------
Less: Current portion of regulatory assets                           19,613             24,245
                                                              -------------       -------------
                                                              $     205,958       $     214,442
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

Investments in Real Estate. A series of affordable housing projects are held as investments and accounted for using the equity method. These investments include certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing projects. Investments, at equity, include $31.1 million and $33.3 million relating to affordable housing projects at September 30, 2000 and December 31, 1999, respectively.

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

On a pro forma basis, NiSource's consolidated results of operations for the nine months and twelve months ended September 30, 1999, including BSG, would have been:

                                                          UNAUDITED

      (Dollars in thousands)                Nine Months             Twelve Months
                                           =============            =============
      Operating revenue                    $   2,339,870            $   3,244,045
      Operating income                     $     350,816            $     490,045
      Net income                           $     128,049            $     183,673

         On April 1, 1999, NiSource acquired the stock of TPC, a Houston-based natural gas marketing and storage company, for approximately $150 million in cash. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets and liabilities acquired based on their estimated fair values. As a result of the TPC acquisition, NiSource had an indirect investment in the amount of $126.0 million, representing a 77.3% interest in MHP. In the fourth quarter of 1999, NiSource acquired the remaining interests in MHP. On September 18, 2000, NiSource sold its ownership interests in MHP to Duke Energy Gas Transmission for $250 million in cash plus the assumption of $150 million in debt. This transaction resulted in a pre-tax gain of $51.9 million which is reflected as a component of Other, net under Other Income (Deductions) in the accompanying Consolidated Statements of Income. Results for periods presented prior to the acquisition to TPC are not impacted significantly by pro forma results of TPC applied to those periods.



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

         Certain creditors of NEMC filed claims in the Canadian courts against NiSource, Capital Markets, NI Energy Services, Inc. and NESI Canada, alleging that misrepresentations were made relating to NEMC's financial condition and claiming damages. In addition, certain creditors of NEMC, through the Canadian bankruptcy court, asserted fraudulent transfer, breach of contract, breach of fiduciary duty and other claims on behalf of NEMC against NiSource, Capital Markets, NI Energy Services, Inc., NESI Canada and the directors of NEMC. The Court of Queen's Bench of Alberta ordered that the latter claims should proceed to hearing on certain agreed liability issues (with proceedings to determine damages, if necessary, to commence later), and ordered that such hearing would be dispositive of all disputes among the parties. NiSource intends to vigorously defend against such claims and any other claims seeking to assert that any party other than NEMC is responsible for NEMC's liabilities. Management believes that any loss relating to NEMC will not be material to the financial position or results of operations of NiSource.

         Power  Company of America  L.P.  (PCA)  Bankruptcy.  On July 12,  2000,
counsel for the trustee to the Power Company of America Liquidating Trust (Trustee), the successor of PCA under a plan of reorganization demanded that NESI Power Marketing, Inc. (NPM) pay $16.1 million, plus interest, and withdraw its proof of claim in the amount of $1.6 million by filing an adversary proceeding against NPM in the United States Bankruptcy Court, District of Connecticut. The trustee's claim asserted that NPM received fraudulent conveyances, fraudulent transfers, and preferential transfers during 1998 when NPM received payments in connection with its consent to the assignment by PCA to third parties of PCA's interest in certain power transactions for the sale of electric power by NPM to PCA and when PCA and NPM closed out certain forward contracts between them for the supply of electric power during various time periods between September 1, 1998 and March 31, 1999. These transactions occurred following NPM's demand for adequate assurance of future performance following a disruption in the over-the-counter market for electric power in late June and early July 1998 which impaired PCA's ability to perform. On September 1, 2000, the Trustee filed a separate adversary proceeding against NI Energy Services, Inc. and Capital Markets, asserting that NI Energy Services, Inc. and Capital Markets received a preference of $7.2 million within a year of the PCA bankruptcy filing. NPM, NI Energy Services, Inc. and Capital Markets dispute any liability to the Trustee and intend to vigorously defend against any matters asserted in the adversary proceeding. Management believes that any loss relating to PCA will not be material to the financial position and results of operations of NiSource.


(5) Environmental Matters:
General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

Superfund. Because several NiSource subsidiaries are "potentially responsible parties" (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at several waste disposal sites, as well as at former manufactured-gas plant sites which it, or its corporate predecessors, own or owned or operated, it may be required to share in the costs of clean up of such sites. A program was instituted to investigate former manufactured-gas plant sites where it is the current or former owner, which investigation has identified forty-eight sites. Initial sampling has been conducted at thirty-four sites. Investigation activities have been completed at twenty-five sites and remedial measures have been selected or implemented at twenty-one sites. NiSource intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action.

         In an effort to recover a portion of the costs related to the former manufactured gas plants, various companies that provided insurance coverage which NiSource believed covered costs related to former manufactured-gas plant sites were approached. Northern Indiana filed claims in Indiana state court against various insurance companies, seeking coverage for costs associated with several manufactured-gas plant sites and damages for alleged misconduct by some of the insurance companies. Settlements have been reached with all solvent insurance companies. Additionally, agreements have been reached with other Indiana utilities relating to cost sharing and management of the investigation and remediation of several former manufactured-gas plant sites at which Northern Indiana and such utilities or their predecessors were operators or owners.

         BSG and Northern Utilities have rate recovery for environmental response costs in Maine, Massachusetts and New Hampshire. The rate treatment allows for the recovery of 100% of prudently incurred costs for investigation and remediation over a 5-7 year period from date of payment. Recoveries from third parties or insurance companies in Maine and Massachusetts are allocated 50% to rate payers and 50% to shareholders. In New Hampshire 100% of any recoveries from third parties or insurance companies are returned to rate payers. Both utilities are actively negotiating with historic insurance companies to resolve environmental claims.

         As of September 30, 2000, a reserve of approximately $23.5 million has been recorded to cover probable corrective actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other PRPs and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any corrective actions required, after consideration of insurance coverages, contributions from other PRPs and rate recovery, will not have a material effect on its financial position or results of operations.

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

Nitrogen Oxides. During 1998, the Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana must issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups, including utilities. On May 25, 1999, the United States Court of Appeals for the D.C. Circuit issued an order staying the NOx SIP call rule's September 30, 1999 deadline for the state submittals until further order of the court. In a March 3, 2000 decision, the United States Court of Appeals for the D.C. Circuit ruled largely in favor of EPA's regional NOx plan. The state-led group requested a hearing of the issue from the full court. On June 22, 2000, the court denied the rehearing and lifted the stay for the state plan submittals. The states now have until the end of October 2000 to submit their plans implementing the EPA NOx SIP Call. Further legal challenges are expected, including an appeal to the United States Supreme Court. The State of Indiana in February 2000 proposed a moderate NOx control plan designed to address Indiana's ozone nonattainment areas and regional ozone transport. Any NOx emission limitations resulting from these actions could be more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. NiSource is evaluating the court decision and any potential requirements that could result from the rules as implemented by the State of Indiana. NiSource believes that the costs relating to compliance with the new standards may be substantial, but such costs are dependent upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana is continuing its programs to reduce NOx emissions and NiSource will continue to closely monitor developments in this area.

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


         The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C. Circuit remanded the new rules for both ozone and particulate matters to the EPA. The supreme Court has agreed to hear appeals from the Court of Appeals Decision. Once rectified, the revised standards could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond measures discussed above. Final implementation methods will be set by the EPA as well as state regulatory authorities. NiSource believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA. NiSource will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new standards on its operations will not be known for some time.

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

The components of the net deferred income tax liability at September 30, 2000 and December 31, 1999, were as follows:

                                                              September 30,        December 31,
(Dollars in thousands)                                             2000                1999
                                                              =============       =============
Deferred tax liabilities--
  Accelerated depreciation and other property differences     $   1,070,909       $   1,129,011
  AFUDC-equity                                                       27,867              31,274
  Adjustment clauses                                                 17,518              16,730
  Other regulatory assets                                            26,024              27,616
  Prepaid pension and other benefits                                 63,788              64,853
  Reacquisition premium on debt                                      14,876              15,919
Deferred tax assets--
  Deferred investment tax credits                                   (34,850)            (36,650)
  Removal costs                                                    (181,118)           (171,645)
  Other postretirement/postemployment benefits                      (59,456)            (58,645)
  Other, net                                                        (35,013)            (27,300)
                                                              -------------       -------------
                                                                    910,545             991,163
Less: Deferred income taxes related to current assets
 and liabilities                                                    (21,377)             (7,519)
                                                              -------------       -------------
Deferred income taxes--noncurrent                             $     931,922       $     998,682
                                                              =============       =============

        Deferred income taxes on price risk management assets and liabilities are reflected net as a component of Other, net above.

Federal and state income taxes as set forth in the Consolidated Statements of Income were comprised of the following:

                                           Three Months               Nine Months              Twelve Months
                                         Ended September 30,       Ended September 30,       Ended September 30,
                                        ---------------------     ---------------------     ---------------------
(Dollars in thousands)                    2000         1999         2000         1999         2000         1999
                                        ========     ========     ========     ========     ========     ========
Current income taxes -

Federal                                 $ 46,880     $ 10,165     $132,273     $ 88,706     $135,466     $ 94,412
State                                      5,569        1,559       18,138       14,153       18,116       14,248
                                        --------     --------     --------     --------     --------     --------
                                          52,449       11,724      150,411      102,859      153,582      108,660
                                        --------     --------     --------     --------     --------     --------
Deferred income taxes, net -
Federal                                    1,241        3,837      (29,246)     (24,497)     (12,626)       1,097
State                                        225          141       (2,643)      (2,275)        (382)        (169)
                                        --------     --------     --------     --------     --------     --------
                                           1,466        3,978      (31,889)     (26,772)     (13,008)         928
                                        --------     --------     --------     --------     --------     --------
Deferred investment tax
 credits                                  (1,910)      (1,921)      (5,730)      (5,728)      (7,693)      (7,626)
                                        --------     --------     --------     --------     --------     --------
   Total income taxes                   $ 52,005     $ 13,781     $112,792     $ 70,359     $132,881     $101,962
                                        ========     ========     ========     ========     ========     ========

A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                           Three Months               Nine Months              Twelve Months
                                         Ended September 30,       Ended September 30,       Ended September 30,
                                        ---------------------     ---------------------     ---------------------
                                          2000         1999         2000         1999         2000         1999
                                        ========     ========     ========     ========     ========     ========
 Net income                             $ 52,000     $ 27,955     $155,029     $127,458     $187,985     $188,050
 Add - Income taxes                       52,005       13,781      112,792       70,359      132,881      101,962
Dividend requirements on
  preferred stocks of subsidiaries         2,003        2,071        6,045        6,264        8,115        8,385
                                        --------     --------     --------     --------     --------     --------
Income before preferred dividend
  requirements of subsidiaries
  and income taxes                      $106,008     $ 43,807     $273,866     $204,081     $328,981     $298,397
                                        ========     ========     ========     ========     ========     ========

Amount derived by multiplying
  pre-tax income by the statutory rate  $ 37,103     $ 15,332     $ 95,853     $ 71,428     $115,143     $104,439
Reconciling items multiplied by the
  statutory rate:
   Book depreciation over related tax
    depreciation                             918          969        2,753        2,906        3,781         3,904
   Amortization of deferred investment
    tax credits                           (1,910)      (1,921)      (5,730)      (5,728)      (7,693)       (7,626)
   State income taxes, net of federal
    income tax benefit                     3,845        1,154        9,147        6,924       11,393         9,092
   Reversal of deferred taxes provided
    at rates in excess of the current
    federal income tax rate                 (920)        (721)      (2,758)      (2,163)      (6,052)       (4,822)
   Low-income housing credits             (1,267)      (1,128)      (3,801)      (3,384)      (4,929)       (4,344)
   Nondeductible amounts related to
    amortization of  intangible assets
    and plant acquisition adjustments        619          619        1,857        1,857        2,476         2,486
   Basis and stock sale differences        8,392           --        8,392           --        8,392            --
   Other, net                              5,225         (523)       7,079       (1,481)      10,370        (1,167)
                                        --------     --------     --------     --------     --------     --------
       Total income taxes               $ 52,005     $ 13,781     $112,792     $ 70,359     $132,881     $101,962
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

Prepaid pension costs were $213.7 million at September 30, 2000 and are reported under the captions "Prepayments and Other" in the Consolidated Balance Sheets.

The following items are the components of provisions for pensions for the three month, nine month and twelve month periods ended September 30, 2000 and September 30, 1999:

                                           Three Months               Nine Months              Twelve Months
                                         Ended September 30,       Ended September 30,       Ended September 30,
                                        ---------------------     ---------------------     ---------------------
                                          2000         1999         2000         1999         2000         1999
                                        ========     ========     ========     ========     ========     ========
Service costs                           $  5,228     $  5,032     $ 15,683     $ 14,752     $ 20,742     $ 18,808
Interest costs                            18,876       17,078       56,628       50,570       75,668       67,688
Expected return on plan assets           (27,221)     (23,147)     (81,661)     (68,546)    (108,343)     (92,711)
Amortization of transition obligation      1,471        1,477        4,415        4,372        6,212        6,000
Amortization of prior service costs        1,581        1,607        4,742        4,765        6,487        5,328
Amortization of (gain)/loss                 (720)          --       (2,160)          --       (2,160)          --
                                        --------     --------     --------     --------     --------     --------
                                        $   (785)    $  2,047     $ (2,353)    $  5,913     $  1,394     $  5,113
                                        ========     ========     ========     ========     ========     ========

Assumptions used in the valuation and determination of 2000 and 1999 pension expense were as follows:

                                                                   2000                1999
                                                              =============       =============
Discount rate                                                         7.75%               7.00%
Rate of increase in compensation levels                               4.50%               4.50%
Expected long-term rate of return on assets                           9.00%               9.00%

         Certain union employees participate in industry-wide, multi-employer pension plans which provide for monthly benefits based on length of service. Specified amounts per compensated hour for each employee are contributed to the trustees of these plans. Contributions of $0.6 million, $1.7 million and $2.3 million were made to these plans for the three month, nine month and twelve month periods ended September 30, 2000, respectively. The relative position of each employer participating in these plans with respect to the actuarial present value of accumulated plan benefits and net assets available for benefits is not available.


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
                                                              =============       =============

         In order to determine the APBO at December 31, 1999, a discount rate of 7.75% and a pre-Medicare medical trend rate of 6% to a long-term rate of 5% was used, and at December 31, 1998, a discount rate of 7% and a pre-Medicare medical trend rate of 7% declining to a long-term rate of 5% was used. The accrued liability for postretirement benefits was $174.2 million at September 30, 2000.

Net periodic postretirement benefit costs, before consideration of the rate-making discussed previously, for the three month, nine month and twelve month periods ended September 30, 2000 and September 30, 1999, include the following components:

                                           Three Months               Nine Months              Twelve Months
                                         Ended September 30,       Ended September 30,       Ended September 30,
                                        ---------------------     ---------------------     ---------------------
(Dollars in thousands)                    2000         1999         2000         1999         2000         1999
                                        ========     ========     ========     ========     ========     ========
Service costs                           $  1,520     $  1,623     $  4,564     $  4,271     $  4,484     $  5,358
Interest costs                             4,980        4,728       14,939       14,103       15,053       17,677
Expected return on plan assets              (580)        (700)      (1,739)      (1,933)         (67)      (1,999)
Amortization of transition obligation      3,215        3,197        9,646        9,525       10,869       12,482
Amortization of prior service costs           85           86          257          258          278          355
Amortization of (gain) loss               (1,412)      (1,204)      (4,238)      (3,600)      (6,194)      (5,167)
                                        --------     --------     --------     --------     --------     --------
                                        $  7,808     $  7,730     $ 23,429     $ 22,624     $ 24,423     $ 28,706
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

          The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the APBO at January 1, 2000 by approximately $25.6 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.3 million and $3.9 million for the three month and nine month periods ended September 30, 2000. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the APBO at January 1, 2000 by approximately $21.1 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $1.0 million and $3.0 million for the three month and nine month periods ended September 30, 2000. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.


(9) Authorized Classes of Cumulative Preferred and Preference Stocks:

      NiSource -
     20,000,000 shares -Preferred -without par value
      4,000,000 of NiSource's Series A Junior Participating Preferred Shares are reserved for issuance pursuant to the Share Purchase Rights Plan described in Note 14, Common Shares.

     Northern Indiana -
      2,400,000 shares -Cumulative Preferred - $100 par value
      3,000,000 shares -Cumulative Preferred -   no par value
      2,000,000 shares -Cumulative Preference -$ 50 par value (none outstanding) 3,000,000 shares -Cumulative Preference - no par value (none issued)

     Indianapolis Water Company (IWC) -
        300,000 shares -Cumulative Preferred - $100 par value

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


(10) Preferred Stocks, Redeemable Solely at the Option of the Issuer:

                                                                                         Redemption
                                                                                          Price at
                                                     September 30,    December 31,      September 30,
 (Dollars in thousands, except Redemption Prices)        2000             1999              2000
                                                     =============    ============      =============
Northern Indiana Public Service Company:
  Cumulative preferred stock -  $100 par value -
    4-1/4% series - 209,035 shares outstanding       $      20,903    $     20,903      $      101.20
    4-1/2% series -  79,996 shares outstanding               8,000           8,000      $      100.00
    4.22%  series - 106,198 shares outstanding              10,620          10,620      $      101.60
    4.88%  series - 100,000 shares outstanding              10,000          10,000      $      102.00
    7.44%  series -  41,890 shares outstanding               4,189           4,189      $      101.00
    7.50%  series -  34,842 shares outstanding               3,484           3,484      $      101.00
    Premium on preferred stock                                 254             254               N/A
  Cumulative  preferred stock - no par value-
    Adjustable rate (6.00% at September 30, 2000),
     Series A (stated value $50 per share)
     473,285 shares outstanding                             23,664          23,664      $       50.00
Indianapolis Water Company:
  Cumulative preferred stock- $100 par value
   4% to 5%, 25,166 shares outstanding                       2,517           4,497    $100.00-$105.00
                                                     -------------    ------------
                                                     $      83,631    $     85,611
                                                     =============    ============

During the period July 1, 1999 to September 30, 2000, there were no additional issuances of the above preferred stocks. The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of the issuer at the redemption prices shown.


(11) Preferred Stocks, Redemption Outside Control of Issuer:

Preferred  stocks  subject  to  mandatory   redemption   requirements  or  whose
redemption is outside the control of issuer, excluding sinking fund payments due within one year were as follows:

                                                              September 30,        December 31,
(Dollars in thousands)                                             2000                1999
                                                              =============       =============
Northern Indiana Public Service Company:
  Cumulative preferred stock -$100 par value -
    8.85% series - 25,000 and 37,500 shares outstanding,
      respectively                                            $       2,500       $       3,750
    7-3/4% series - 27,798 shares outstanding                         2,780               2,780
    8.35% series - 39,000 and 45,000 shares outstanding,
      respectively                                                    3,900               4,500
  Cumulative preferred stock -no par value -
    6.50% series - 430,000 shares outstanding                        43,000              43,000
                                                              -------------       -------------
                                                              $      52,180       $      54,030
                                                              =============       =============

The redemption prices at September 30, 2000, as well as sinking fund provisions, for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:

                                                                       Sinking Fund or
    Series             Redemption Price Per Share               Mandatory Redemption Provisions
==============        =============================   =====================================================

Cumulative preferred stock -$100 par value -
         8.85%        $100.37, reduced periodically   12,500 shares on or before April 1.

        7-3/4%        $103.88, reduced periodically   2,777 shares on or before  December 1;
                                                       noncumulative  option  to double amount each year.
         8.35%        $102.95, reduced periodically   3,000 shares on or before July 1; increasing to 6,000
                                                       shares beginning in 2004; noncumulative option
                                                       to double amount each year.

 Cumulative preferred stock -no par value -
        6.50%         $100.00 on October 14, 2002     430,000 shares on October 14, 2002.

Sinking  fund   requirements   with  respect  to  redeemable   preferred  stocks
outstanding at September 30, 2000 for each of the twelve month periods subsequent to September 30, 2001, were as follows:

                  Twelve Months Ended September 30,        (Dollars in thousands)
                  ===============================================================
                  2002                                                 $    1,828
                  2003                                                 $   44,828
                  2004                                                 $      878
                  2005                                                 $      878

         Sinking fund payments due within one year are reported under the caption "Other" included in the Current Liabilities in the Consolidated Balance Sheet.


(12) Common Dividend: NiSource's ability to pay dividends depends primarily upon dividends it receives from Northern Indiana. Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At September 30, 2000, Northern Indiana had approximately $134.0 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.


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

The net income, preferred dividends and shares used to compute basic and diluted earnings per share is presented in the following table:

                                           Three Months               Nine Months              Twelve Months
                                         Ended September 30,       Ended September 30,       Ended September 30,
                                        ---------------------     ---------------------     ---------------------
                                          2000         1999         2000         1999         2000         1999
                                        ========     ========     ========     ========     ========     ========
(Dollars in thousands, except share amounts)

Basic
Weighted Average Number of Common
    Shares Outstanding               120,559,039  125,030,566  121,651,509  124,217,959  122,422,589   122,577,821
                                     ===========  ===========  ===========  ===========  ===========   ===========

Net Income to be Used to Compute Basic
    Earnings per Share:
Net Income                           $    52,000  $    27,955  $   155,029  $   127,458  $   187,985   $   188,050
                                     ===========  ===========  ===========  ===========  ===========   ===========
Basic Earnings per Average Common
    Share                            $      0.43  $      0.22  $      1.27  $      1.02  $      1.53   $      1.53
                                     ===========  ===========  ===========  ===========  ===========   ===========

Diluted
Weighted Average Number of Common
    Shares Outstanding               120,559,039  125,030,566  121,651,509  124,217,959  122,422,589   122,577,821
Dilutive Shares                        2,853,505    1,024,180    3,628,149      722,559    3,143,613       710,818
                                     -----------  -----------  -----------  -----------  -----------   -----------
Weighted Average Shares              123,412,544  126,054,746  125,279,658  124,940,518  125,566,202   123,288,639
                                     ===========  ===========  ===========  ===========  ===========   ===========

Net Income to be Used to Compute
    Diluted Earnings per Share:
Net Income                           $    52,000  $    27,955  $   155,029  $   127,458  $   187,985   $   188,050
                                     ===========  ===========  ===========  ===========  ===========   ===========
Diluted Earnings per Average
    Common Share                     $      0.42  $      0.22  $      1.23  $      1.02  $      1.49   $      1.52
                                     ===========  ===========  ===========  ===========  ===========   ===========

(14) Common Shares: As of September 30, 2000 NiSource has 400,000,000 of authorized common shares without par value. All references to numbers of common shares reported, including per share amounts and stock option data, have been adjusted to reflect the two-for-one stock split effective February 20, 1998.

Share Purchase Rights Plan. On February 17, 2000, the Board of Directors of NiSource adopted a Share Purchase Rights Plan. Each Right, when exercisable, would initially entitle the holder to purchase from NiSource one one-hundredth of a share of Series A Junior Participating Preferred Share, without par value, at a price of $60 per one one-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of NiSource's outstanding shares, or merged into NiSource or merged NiSource into the acquirer, the Rights would entitle the holders to purchase NiSource's or the acquirer's common shares for one-half of the market price. The Rights will not dilute NiSource's common shares nor affect earnings per share unless they become exercisable for common shares. The Plan was not adopted in response to any specific attempt to acquire control of NiSource. The Rights are not currently exercisable.

Common Share Repurchases. The Board has authorized the repurchase of 62.1 million common shares, subject to certain limits. At September 30, 2000, approximately 60.2 million shares had been repurchased at an average price of $16.95 per share.

Equity Forward Share Purchase Contract. During the second quarter of 1999, a forward purchase contract was entered into covering the purchase of up to 5% of NiSource's outstanding common shares. At the end of each quarterly period during the term of the forward purchase contract, NiSource has the option, but not the obligation, to settle the forward purchase contract with respect to all or a portion of the common shares held by the counterparty. The counterparty has informed NiSource that approximately 5.6 million shares have been purchased at a weighted average cost of $26.90 per share. NiSource has the option to settle with the counterparty by means of physical, net cash or net share settlement. On a quarterly basis, NiSource pays the counterparty a fee based on the amount paid for common shares purchased by the counterparty, and the counterparty remits dividends received on shares owned. All such amounts paid and remitted under the contract are reflected in equity contract costs of common shareholders' equity. The net amount was a charge of $1.2 million, $3.8 million and $4.5 million for the three month, nine month and twelve month periods ended September 30, 2000.

         NiSource will be obligated to settle the forward purchase contract with respect to all the remaining common shares in May 2003, or under certain circumstances after an extension period of up to six months, at NiSource's option. As of September 30, 2000, the nominal amount and fair value of the equity forward purchase contract was approximately $150 million and a loss of $(14) million, respectively. NiSource's forward purchase contract is currently accounted for in permanent equity.

         In March 2000, the Emerging Issues Task Force (EITF) released Issue No. 00-07, "Application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," to Equity Derivative Transactions That Contain Certain Provisions That Require Cash Settlement if Certain Events Outside the Control of the Issuer Occur." The final consensus in EITF Issue No. 00-07 generally stated that equity derivative contracts that contained provisions that implicitly or explicitly required net cash settlement outside the control of the company must be treated as assets and liabilities and carried at fair value rather than as equity instruments carried at original cost and reported as part of permanent equity, as provided for in EITF Issue No. 96-13. Similarly, the EITF reached consensus that equity derivative contracts with any provisions that could require physical settlement by a cash payment to the counterparty in exchange for the issuer's shares should be classified as temporary equity. For contracts that existed before March 16, 2000, the provisions of the consensus shall be applied on December 31, 2000, to those contracts that remain outstanding at that date, based on the contract terms then in place. The effect of applying EITF No. 00-07 will require asset/liability treatment for contracts with net cash settlement provisions to be recalculated as of December 31, 2000, and presented on that date as a cumulative effect of a change in accounting principles. Any reclassification of amounts from permanent equity to temporary equity as a result of settlement provisions requiring physical cash settlement shall be made for balance sheets as of and subsequent to December 31, 2000.

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


(15) Long-Term Incentive Plans: There are two long-term incentive plans for key management employees that were approved by shareholders on April 13, 1988 (1988
Plan) and April 13, 1994 (1994 Plan). The 1988 Plan, as amended and restated, and the 1994 Plan, as amended and restated, were re-approved by shareholders on April 14, 1999. The Plans permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. Under the Plans, the exercise price of each option equals the market price of common stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

        The 1988 Plan provided for the issuance of up to 5.0 million common shares to key employees through April 1998. On January 29, 2000, the Board of Directors of NiSource approved certain additional amendments to the 1994 Plan and on June 1, 2000, the 1994 Plan, as amended and restated, was approved by shareholders at the 2000 Annual Meeting of Shareholders of NiSource. The amended and restated 1994 Plan provides for the issuance of up to 11 million shares through April 2004, and permits contingent stock awards and dividend equivalents payable on grants of options, stock appreciation rights (SARs), performance units and contingent stock awards. At September 30, 2000, there were 6,006,336 shares reserved for future awards under the amended and restated 1994 Plan.

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

         SARs may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, common shares, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapsed on January 27, 2000 and vested at 116% of the number awarded, due to attaining specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1998 lapsed two years from date of grant and vested at 100% of the number awarded. Restrictions on shares awarded in 2000 lapse three years from date of grant and vesting may vary from 0% to 200% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 679,500 and 513,500 restricted shares outstanding at September 30, 2000 and December 31, 1999, respectively.

         The Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 200,000 common shares to nonemployee directors. The Plan provides for awards of common shares which vest in 20% per year increments, with full vesting after five years. The Plan also allows for the award of nonqualified stock options, subject to immediate vesting in the event of the director's death or disability, or a change in control of NiSource. If a director's service on the Board is terminated for any reason other than retirement at or after age seventy, death or disability, any common shares not vested as of the date of termination are forfeited. As of September 30, 2000, 81,500 shares had been issued under the Plan.

         These plans are accounted for under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for nonqualified stock options. The compensation cost that was charged against net income for restricted stock awards was $1.1 million and $0.9 million for the three month, $3.5 million and $2.2 million for the nine month and $4.8 million and $2.8 million for the twelve month periods ended September 30, 2000 and 1999, respectively.

Had compensation cost for nonqualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," net income and earnings per average common share would have been reduced to the following pro forma amounts:

                                           Three Months               Nine Months              Twelve Months
                                         Ended September 30,       Ended September 30,       Ended September 30,
                                        ---------------------     ---------------------     ---------------------
                                          2000         1999         2000         1999         2000         1999
                                        ========     ========     ========     ========     ========     ========
(Dollars in thousands, except per share data)
Net Income:
  As reported                           $ 52,000     $ 27,955     $155,029     $127,458     $187,985     $188,050
  Pro forma                             $ 51,264     $ 27,564     $153,068     $126,260     $185,613     $186,448

Earnings Per Average Common Share:
  Basic:
    As reported                         $   0.43     $   0.22     $   1.27     $   1.02     $   1.53     $   1.53
    Pro forma                           $   0.42     $   0.22     $   1.25     $   1.01     $   1.51     $   1.52

  Diluted:
    As reported                         $   0.42     $   0.22     $   1.23     $   1.02     $   1.49     $   1.52
    Pro forma                           $   0.41     $   0.21     $   1.22     $   1.01     $   1.48     $   1.51

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998:

                                         August      January       August       August
                                          2000         2000         1999         1998
                                        ========     ========     ========     ========
Interest Rate                              6.6%         6.60%        5.87%        5.29%
Expected Dividend Yield                   $1.08        $1.08        $1.02        $0.96
Expected Life (in years)                   5.8          5.4          5.25         5.4
Volatility                                26.16%       28.98%       15.72%       13.09%

Changes in outstanding shares under option for the three month, nine month and twelve month periods ended September 30, 2000 and September 30, 1999 were as follows:

                                                 NONQUALIFIED STOCK OPTIONS
                                        ---------------------------------------------
                                                    Weighted                Weighted
                                                     Average                 Average
                                                     Option                  Option
Three Months Ended September 30,          2000        Price       1999        Price
================================        =========   =========   =========   =========
Balance, beginning of period            4,112,545   $   20.03   3,243,206   $   18.81
 Granted                                  827,000       22.22     744,750       24.59
 Exercised                               (124,540)      13.91     (29,000)      15.62
 Canceled                                 (19,500)      21.47          --         --
                                        ---------               ---------
Balance, end of period                  4,795,505   $   20.56   3,958,956   $   19.92
                                        =========               =========
Shares exercisable                      3,567,505   $   20.42   3,214,206   $   18.84
                                        =========               =========
Weighted average fair value
 of options granted                     $    4.61               $    3.66
                                        =========               =========

                                                 NONQUALIFIED STOCK OPTIONS
                                        ---------------------------------------------
                                                    Weighted                Weighted
                                                     Average                 Average
                                                     Option                  Option
Nine Months Ended September 30,           2000        Price       1999        Price
===============================         =========   =========   =========   =========
Balance, beginning of period            3,950,456   $   19.90   2,651,300   $   19.61
 Converted                                     --          --     740,780       15.03
 Granted                                1,235,000       20.97     744,750       24.60
 Exercised                               (330,951)      13.80    (171,374)      14.03
 Canceled                                 (59,000)      23.02      (6,500)      29.22
                                        ---------               ---------
Balance, end of period                  4,795,505   $   20.56   3,958,956   $   19.92
                                        =========               =========
Shares exercisable                      3,567,505   $   20.42   3,214,206   $   18.84
                                        =========               =========
Weighted average fair value
 of options granted                     $    4.33               $    3.66
                                        =========               =========

                                                 NONQUALIFIED STOCK OPTIONS
                                        ---------------------------------------------
                                                    Weighted                Weighted
                                                     Average                 Average
                                                     Option                  Option
Twelve Months Ended September 30,         2000        Price       1999        Price
=================================       =========   =========   =========   =========
Balance, beginning of period            3,958,956   $   19.92   2,685,100   $   19.56
 Converted                                     --          --     740,780       15.03
 Granted                                1,235,000       20.97     744,750       24.59
 Exercised                               (330,951)      13.80    (203,174)      14.14
 Canceled                                 (67,500)      23.63      (8,500)      29.22
                                        ---------               ---------
Balance, end of period                  4,795,505   $   20.56   3,958,956   $   19.92
                                        =========               =========
Shares exercisable                      3,567,505   $   20.42   3,214,20 6  $   18.84
                                        =========               =========
Weighted average fair value
 of options granted                     $    4.33               $    3.66
                                        =========               =========

The following table summarizes information about nonqualified stock options:

                    Options Outstanding and Exercisable by Price Range as of September 30, 2000

                               Options Outstanding                                    Options Exercisable
  --------------------------------------------------------------------      ------------------------------------
                                              Weighted
                                              Average         Weighted
                                             Remaining        Average                                Weighted
      Range of        Outstanding as of     Contractual       Exercise       Exercisable as of       Average
  Exercise Prices     September 30, 2000       Life            Price        September 30, 2000    Exercise Price
  ---------------     ------------------    -----------       --------      ------------------    --------------
    $ 8.53-$12.76                101,500            0.7         $10.95                 101,500            $10.95
    $12.77-$19.15              2,058,665            4.7         $16.52               1,653,665            $16.05
    $19.16-$28.74              2,050,340            8.8         $22.62               1,227,340            $22.89
    $28.75-$29.22                585,000            7.7         $29.22                 585,000            $29.22
  ---------------     ------------------    -----------       --------      ------------------    --------------
                               4,795,505            6.7         $20.56               3,567,505            $20.42

(16) Long-Term Debt:

                                                              September 30,        December 31,
(Dollars in thousands)                                             2000                1999
                                                              =============       =============

First mortgage bonds -
   Weighted average interest rate of 6.69%  and
   various maturities between April 1, 2002 and
   July 15, 2028                                              $     170,670       $     183,100

Pollution control notes and bonds-
   Weighted  average  interest rate of 4.87% and
   various maturities between October 1, 2003 and
   April 1, 2019                                                    237,000             237,000

Medium-term notes -
   Weighted average interest rate of 7.18% and
   various maturities between August 15, 2001
   and September 1, 2031                                          1,147,025           1,180,892

Subordinated Debentures -7-3/4%, due
   March 31, 2026                                                    75,000              75,000

Senior Notes Payable - 6.78%, due
   December 1, 2027                                                  75,000              75,000

Notes payable -
   Weighted average interest rate of 7.43% and
   various maturities between August 15, 2002
   and December 1, 2018                                              29,822             196,704

Variable bank loans - interest rate of 7.63%, due
   August 7, 2003                                                     5,600              30,600

Unamortized premium and discount on
   long-term debt, net                                               (2,826)             (3,112)
                                                              -------------       -------------
Total long-term debt, excluding amounts due
   within one year                                            $   1,737,291       $   1,975,184
                                                              =============       =============

Sinking fund requirements and maturities of long-term debt outstanding at September 30, 2000 for the twelve month periods subsequent to September 30, 2001, were as follows:

                  Twelve Months Ended September 30,        (Dollars in thousands)
                  ===============================================================
                  2002                                                 $  125,221
                  2003                                                 $  183,359
                  2004                                                 $  123,798
                  2005                                                 $  115,841

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

         Northern Indiana is authorized to issue and sell up to $217.7 million Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of September 30, 2000, $139.0 million of these medium-term notes had been issued with various interest rates and maturities.

         The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana that are owned by NiSource. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of NiSource, other than the assets of Northern Indiana, were approximately $3.4 billion at September 30, 2000.


(17) Current Portion of Long-Term Debt:

At September 30, 2000 and December 31, 1999, the current portion of long-term debt due within one year was as follows:

                                                              September 30,       September 30,
(Dollars in thousands)                                             2000                1999
                                                              =============       =============
Medium-term notes--
   Weighted average interest rate of 6.35%                    $      42,851       $     166,254
Notes payable--
   Weighted average interest rate of 6.69%                           18,569               4,467
Sinking funds due within one year                                     3,000               3,000
Revolving Credit Agreement 5.75%,
   due March 17, 2001                                                25,000                  --
                                                              -------------       -------------
   Total current portion of long-term debt                    $      89,420       $     173,721
                                                              =============       =============

(18) Short-Term Borrowings: NiSource and its subsidiaries may borrow under two 364-day $200 million revolving credit agreements that terminate on September 23, 2001. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for short-term periods. These agreements provide financing flexibility and working capital requirements and may be used to support the issuance of commercial paper. At September 30, 2000, there were no borrowings outstanding under these agreements.

         In addition, various NiSource subsidiaries maintain lines of credit for up to an aggregate of $175.7 million with lenders at either the lender's commercial prime or market lending rates. As of September 30, 2000, there were $78.7 million of borrowings outstanding under these lines of credit with a weighted average interest rate of 7.35%. As of December 31, 1999, there were $54.1 million of borrowings outstanding under these lines of credit.

         NiSource and its subsidiaries maintain money market lines of credit for up to $424.5 million. As of September 30, 2000, there were $254.0 million outstanding under these money market lines of credit with a weighted average interest rate of 7.14%. At December 31, 1999, there were $156.2 million of borrowings outstanding under these money market lines of credit.

         In September 1999, Capital Markets issued $160 million PURS in an underwritten public offering. The PURS were unsecured debentures of Capital Markets and ranked equally with all other unsecured and unsubordinated debt of Capital Markets. On September 28, 2000, all $160 million PURS were redeemed by NiSource at par.

At September 30, 2000 and December 31, 1999, short-term borrowings were as follows:

                                                              September 30,        December 31,
(Dollars in thousands)                                             2000                1999
                                                              =============       =============

Commercial paper--
   Weighted average interest rate of 6.80%
     at September 30, 2000                                    $     413,500       $     299,565
Notes payable--
   Weighted average interest rate of 6.69%
     at September 30, 2000                                          335,108             379,756
                                                              -------------       -------------
   Total short-term borrowings                                $     748,608       $     679,321
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

         The distributions paid on Preferred Securities are presented under the caption "minority interests" in NiSource's Consolidated Statements of Income. The amounts outstanding are presented under the caption "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company debentures" in NiSource's Consolidated Balance Sheet. At September 30, 2000, there were 6.9 million 5.9% Preferred Securities outstanding with Capital Trust assets of $345 million.


(20) Operating Leases:

The following is a schedule, by years of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2000:

                  Twelve Months Ended September 30,        (Dollars in thousands)
                  ===============================================================
                  2001                                                 $   34,873
                  2002                                                     65,993
                  2003                                                     31,081
                  2004                                                     77,091
                  2005                                                     24,301
                  Later years                                             200,117
                                                                          -------
                  Total minimum payments required                      $  433,456
                                                                          =======

The Consolidated Financial Statements include rental expense for all operating leases as follows:

                                                              September 30,       September 30,
(Dollars in thousands)                                             2000                1999
                                                              =============       =============
Three months ended                                            $      12,528       $      12,332
Nine months ended                                             $      37,146       $      36,530
Twelve months ended                                           $      50,893       $      42,531

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

         Primary has advanced approximately $47.8 million and $36.6 million, at September 30, 2000 and December 31, 1999, respectively, to the lessors of the energy-related projects discussed above. These net advances are included in "Other Receivables" in the Consolidated Balance Sheet and as a component of operating activities in the Consolidated Statement of Cash Flows.


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

         NiSource uses futures contracts, options and swaps to hedge a portion of its price risk associated with its non-trading activities in gas supply for its regulated gas utilities, certain customer choice programs for residential customers and other retail customer activity. At September 30, 2000, NiSource had futures contracts representing the hedge of natural gas sales in the notional amount of 0.6 billion cubic feet (BCF) resulting in a deferred loss of $1.0 million.

         NiSource's trading operations include the activities of its power trading business and non-affiliated transactions associated with TPC. NiSource employs a VaR model to assess the market risk of its energy trading portfolios. NiSource estimates the one-day VaR across all trading groups which utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.9 million, $1.8 million and $0.5 million, $0.7 million, $2.1 million and $0.004 million and $0.7 million, $2.1 million and $0.004 million for the three month, nine month and twelve month periods ended September 30, 2000, respectively. The daily VaR for the gas trading portfolio on an average, high and low basis was $1.6 million, $5.8 million and $0.5 million, $2.4 million, $8.1 million and $0.5 million and $2.2 million, $8.1 million and $0.4 million for the three month, nine month and twelve month periods ended September 30, 2000, respectively. NiSource implemented a VaR methodology in 1999 to introduce additional market sophistication and to recognize the developing complexity of its businesses.

         Unrealized gains and losses on NiSource's portfolio are recorded as price risk management assets and liabilities. The market prices used to value price risk management activities reflect the best estimate of market prices considering various factors, including closing exchange and over-the-counter quotations and price volatility factors underlying the commitments. The accompanying Consolidated Balance Sheet reflects price risk management assets of $479.6 million and $90.7 million at September 30, 2000 and December 31, 1999, respectively, of which $447.2 million and $90.7 million were included in "Price risk management assets" and $32.4 million and $0.0 million were included under the caption "Prepayments and other" included in the Other Assets at September 30, 2000 and December 31, 1999, respectively. The accompanying Consolidated Balance Sheet also reflects price risk management liabilities (including net option premiums) of $498.2 million and $113.0 million of which $453.3 million and $113.0 million were included in "Price risk management liabilities" and $44.9 million and $0.0 million were included in "Other noncurrent liabilities" at September 30, 2000 and December 31, 1999, respectively. Power trading results are reflected on a net basis in the accompanying Consolidated Statements of Income, consistent with the guidance in EITF Issue No. 98-10 with respect to the use of written options and its settlement methodology with respect to physical forward sales and purchase contracts.

         NiSource has recorded as a component of electric revenues a realized net profit/(loss) of $(0.1) million, $7.7 million and $7.9 million for the three month, nine month and twelve month periods ended September 30, 2000 and $ 6.2 million, $7.0 million and $7.0 million for the three month, nine month and twelve month periods ended September 30, 1999.

These net amounts reflect realized revenues and cost of sales related to option contracts and physical forward sales and purchase contracts as follows:

                                           Three Months               Nine Months              Twelve Months
                                         Ended September 30,       Ended September 30,       Ended September 30,
                                        ---------------------     ---------------------     ---------------------
(Dollars in thousands)                    2000         1999         2000         1999         2000         1999
                                        ========     ========     ========     ========     ========     ========
Power Trading Revenues                  $203,085     $121,461     $378,003     $178,339     $437,420     $178,339
Power Trading Cost of Sales             $203,154     $115,264     $370,339     $171,294     $429,466     $171,294

Realized Activities with respect to gas trading are reflected on a gross basis with revenues and costs of goods sold consistent with the physical nature of the trades. The amounts recorded as gas trading revenues and costs of goods sold were as follows:

                                   Three Months                  Nine Months                 Twelve Months
                                Ended September 30,          Ended September 30,          Ended September 30,
                            --------------------------   ---------------------------  ---------------------------
(Dollars in thousands)          2000          1999           2000          1999           2000           1999
                            ============  ============   ============  =============  ============   ============
Gas Trading Revenues        $    448,520  $     98,457   $  1,112,956  $     189,007  $  1,303,122   $    189,007
Gas Trading Cost of Sales   $    449,810  $    109,564   $  1,108,881  $     201,126  $  1,295,953   $    201,126

         NiSource has entered into forward interest rate swaps to hedge the interest rate risk exposure associated with $1.6 billion of its anticipated financing of the CEG acquisition debt. The swaps have an effective date of March 30, 2001. The interest rate swaps on $600 million notional amount terminate on March 30, 2006, the interest rate swap on the $500 million notional amount terminates on March 30, 2011 and the interest rate swap on the $500 million amount terminates on March 30, 2031. Gains or losses associated with the interest rate swaps will be amortized over the life of the debt.


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

The carrying values and estimated fair values of financial instruments were as follows:

                                                   September 30, 2000           December 31, 1999
                                                ------------------------     ------------------------
                                                 Carrying     Estimated       Carrying     Estimated
(Dollars in thousands)                            Amount     Fair Value        Amount     Fair Value
                                                ===========  ===========     ===========  ===========
Investments                                     $    52,462  $    52,937     $    49,064  $    49,352
Long-term debt (including current portion)      $ 1,826,711  $ 1,663,901     $ 2,148,905  $ 1,992,348
Preferred stock (including current portion)     $   137,638  $   111,587     $   141,469  $   119,702
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely Company debentures            $   345,000  $   331,200     $   345,000  $   248,831

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

The following table shows the basic steel industry percentage of gas revenue (including transportation services) and electric revenue for 2000 and 1999:

                                                              Twelve Months          Twelve Months
                                                            Ended September 30,    Ended September 30,
         Basic Steel Industry                                      2000                   1999
         --------------------                               ===================    ===================
         Gas revenue percentage                                         2%                      2%
         Electric revenue percentage                                   19%                     14%

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

For the three months ended September 30, 2000
                                                                                 Gas           Other
                                          Gas                                  Marketing      Products     Corporate &
(Dollars in thousands)                 Utilities      Electric      Water      & Storage     & Services    Adjustments      Total
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                     $  202,323    $  295,295    $ 29,109    $  471,628    $   77,482    $ (70,291)    $1,005,546
Other Net                              $     (909)   $      (28)   $     (3)   $   50,175    $    4,142    $     697     $   54,074
Depreciation and Amortization          $   31,865    $   40,403    $  4,294    $    2,601    $    3,950    $     987     $   84,100
Income before Interest and Other
   Charges and Income Taxes            $  (21,704)   $  119,266    $ 11,292    $   56,061    $    4,031    $  (7,552)    $  161,394
Assets                                 $2,478,656    $2,723,813    $714,993    $  791,566    $  591,001    $(215,862)    $7,084,167
Capital Expenditures                   $   25,594    $   33,398    $     --    $      262    $    3,247    $      --     $   62,501
Investment in Equity-Method Investees  $       --    $       --    $     --    $    7,786    $   97,247    $      --     $  105,033

For the three months ended September 30, 1999
                                                                                 Gas           Other
                                          Gas                                  Marketing      Products     Corporate &
(Dollars in thousands)                 Utilities      Electric      Water      & Storage     & Services    Adjustments      Total
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                     $  133,335    $  325,044    $ 29,923    $  179,322    $   72,068    $ (51,700)    $  687,992
Other Net                              $      911    $    4,871    $    771    $    1,422    $  (16,853)   $    (862)    $   (9,740)
Depreciation and Amortization          $   29,203    $   39,856    $  3,872    $      777    $    3,626    $     672     $   78,006
Income before Interest and Other
   Charges and Income Taxes            $  (14,545)   $  121,396    $ 12,888    $   (2,595)   $  (15,385)   $ (10,013)    $   91,746
Assets                                 $2,348,302    $2,704,192    $666,307    $  314,642    $  547,900    $ (74,082)    $6,507,261
Capital Expenditures                   $   44,737    $   24,646    $ 22,953    $       25    $    4,444    $      --     $   96,805
Investment in Equity-Method Investees  $       --    $       --    $     --    $   91,837    $  159,355    $      --     $  251,192

For the nine months ended September 30, 2000
                                                                                 Gas           Other
                                          Gas                                  Marketing      Products     Corporate &
(Dollars in thousands)                 Utilities      Electric      Water      & Storage     & Services    Adjustments      Total
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                     $  914,459    $  811,388    $ 77,190    $1,168,669    $  221,251    $(196,891)    $2,996,066
Other Net                              $    1,422    $       48    $    223    $   50,830    $   10,014    $  (2,676)    $   59,861
Depreciation and Amortization          $   96,684    $  120,563    $ 12,827    $    8,645    $   11,860    $   2,638     $  253,217
Income before Interest and Other
   Charges and Income Taxes            $   70,248    $  292,776    $ 21,246    $   74,470    $    6,378    $ (29,682)    $  435,436
Assets                                 $2,478,656    $2,723,813    $714,993    $  791,566    $  591,001    $(215,862)    $7,084,167
Capital Expenditures                   $   71,463    $   91,132    $ 38,831    $   12,797    $   12,959    $      --     $  227,182
Investment in Equity-Method Investees  $       --    $       --    $     --    $    7,786    $   97,247    $      --     $  105,033

For the nine months ended September 30, 1999
                                                                                 Gas           Other
                                          Gas                                  Marketing      Products     Corporate &
(Dollars in thousands)                 Utilities      Electric      Water      & Storage     & Services    Adjustments      Total
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                     $  711,954    $  867,730    $ 74,882    $  554,694    $  202,827    $(151,857)    $2,260,230
Other Net                              $    2,149    $     (430)   $  1,234    $    3,659    $  (15,261)   $  (1,907)    $  (10,556)
Depreciation and Amortization          $   85,324    $  119,104    $ 10,886    $    1,661    $    9,547    $   1,932     $  228,454
Income before Interest and Other
   Charges and Income Taxes            $   62,764    $  283,916    $ 23,725    $   (1,041)   $  (12,056)   $ (19,910)    $  337,398
Assets                                 $2,348,302    $2,704,192    $666,307    $  314,642    $  547,900    $ (74,082)    $6,507,261
Capital Expenditures                   $   98,488    $   92,528    $ 39,779    $       66    $   18,519    $      --     $  249,380
Investment in Equity-Method Investees  $       --    $       --    $     --    $   91,837    $  159,355    $      --     $  251,192

For the twelve months ended September 30, 2000
                                                                                 Gas           Other
                                          Gas                                  Marketing      Products     Corporate &
(Dollars in thousands)                 Utilities      Electric      Water      & Storage     & Services    Adjustments      Total
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                     $1,278,072    $1,068,154    $100,808    $1,385,751    $  301,950    $(253,984)    $3,880,751
Other Net                              $    3,436    $      134    $    972    $   52,377    $    5,144    $ (10,776)    $   51,287
Depreciation and Amortization          $  127,506    $  160,436    $ 17,367    $   10,121    $   15,423    $   5,314     $  336,167
Income before Interest and Other
   Charges and Income Taxes            $  127,090    $  372,534    $ 26,661    $   75,026    $    4,400    $ (64,167)    $  541,544
Assets                                 $2,478,656    $2,723,813    $714,993    $  791,566    $  591,001    $(215,862)    $7,084,167
Capital Expenditures                   $  101,034    $  132,468    $ 63,075    $   12,912    $   11,891    $      --     $  321,380
Investment in Equity-Method Investees  $       --    $       --    $     --    $    7,786    $   97,247    $      --     $  105,033

For the twelve months ended September 30, 1999
                                                                                 Gas           Other
                                          Gas                                  Marketing      Products     Corporate &
(Dollars in thousands)                 Utilities      Electric      Water      & Storage     & Services    Adjustments      Total
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                     $  915,020    $1,159,127    $ 95,951    $  760,843    $  270,089    $(187,566)    $3,013,464
Other Net                              $    3,849    $     (231)   $  1,371    $    4,087    $  (16,150)   $  (2,507)    $   (9,581)
Depreciation and Amortization          $  104,479    $  158,786    $ 13,859    $    1,799    $   12,438    $   2,233     $  293,594
Income before Interest and Other
   Charges and Income Taxes            $  100,366    $  366,464    $ 29,212    $      323    $   (5,746)   $ (23,845)    $  466,774
Assets                                 $2,348,302    $2,704,192    $666,307    $  314,642    $  547,900    $ (74,082)    $6,507,261
Capital Expenditures                   $  117,621    $  130,331    $ 56,974    $      432    $   27,265    $      --     $  332,623
Investment in Equity-Method Investees  $       --    $       --    $     --    $   91,837    $  159,355    $      --     $  251,192

Gas  Marketing  and Storage, Other  Net  for  the  three  months, nine months, and twelve months ended September 30, 2000 includes a pre-tax gain of $51.9 million related to the sale of MHP.

The following table reconciles total reportable segment income before interest and other charges and income taxes to net income for three month, nine month and twelve month periods ended September 30, 2000 and 1999:

                                           Three Months               Nine Months              Twelve Months
                                         Ended September 30,       Ended September 30,       Ended September 30,
                                        ---------------------     ---------------------     ---------------------
(Dollars in thousands)                    2000         1999         2000         1999         2000         1999
                                        ========     ========     ========     ========     ========     ========
Total Segment profit (loss)             $161,394     $ 91,746     $435,436     $337,398     $541,544     $466,774
Interest expense, net                    (50,161)     (42,376)    (146,304)    (119,378)    (193,543)    (153,660)
Minority interests                        (5,225)      (5,563)     (15,266)     (13,939)     (19,020)     (14,717)
Dividends requirements on
    preferred stock of subsidiaries       (2,003)      (2,071)      (6,045)      (6,264)      (8,115)      (8,385)
                                        --------     --------     --------     --------     --------     --------
Income before income taxes               104,005       41,736      267,821      197,817      320,866      290,012
Less: Income taxes                        52,005       13,781      112,792       70,359      132,881      101,962
                                        --------     --------     --------     --------     --------     --------
Net Income                              $ 52,000     $ 27,955     $155,029     $127,458     $187,985     $188,050
                                        ========     ========     ========     ========     ========     ========

(26) Unaudited Pro Forma Financial Information. The following unaudited pro forma information reflects the historical combined condensed consolidated financial data of NiSource and Columbia after accounting for the merger as a purchase business combination. Accordingly, you should read the following information together with the historical consolidated financial statements of NiSource and Columbia and all related notes. The unaudited pro forma combined condensed consolidated balance sheet assumes the merger was completed as of September 30, 2000. The unaudited pro forma combined condensed consolidated statements of income from continuing operations assumes the merger was completed at the beginning of the periods stated.

         The information presented below is not necessarily indicative of the results of operations that would have occurred had the merger actually been completed at the beginning of the periods stated, or the actual financial position that would have resulted had the merger actually been completed on September 30, 2000. The information is also not necessarily indicative of the future results of operations or financial position of New NiSource. In addition, NiSource management has identified significant synergies and merger savings which are not reflected in the pro forma combined condensed consolidated financial data. NiSource expects to record a restructuring charge during the fourth quarter of 2000 reflecting costs associated with a workforce reduction and other merger-related costs. NiSource has not yet quantified the amount of this charge.


         The information below reflects completion of the merger using a holding company structure, which involves the creation of a new holding company, currently named New NiSource, and two separate but concurrent mergers. In this merger, a wholly-owned subsidiary of New NiSource will merge into NiSource. In the other merger, a second wholly-owned subsidiary of New NiSource will merge into Columbia. NiSource and Columbia will be the surviving corporations in those mergers and will be wholly-owned by New NiSource. Immediately after these mergers, NiSource will merge into New NiSource. New NiSource will then change its name to "NiSource Inc." and will serve as a holding company for Columbia and its subsidiaries and the subsidiaries of NiSource.

         The pro forma combined condensed consolidated financial data assume that 30% of Columbia's shares are each exchanged for 3.04414 New NiSource common shares, and 70% of Columbia's shares are exchanged for $70 in cash plus $2.60 stated amount of a SAILS. The total aggregated purchase price for the transaction using this assumption is approximately $5.8 billion.

         The merger is being accounted for by the purchase method. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The accompanying allocation anticipates that the fair market value of Columbia's regulated operations reasonably approximates the underlying book values of these operations. As a result, the purchase price paid in excess of the estimated fair value of non-regulated operations and the book value, which is a proxy for fair value, of regulated operations has been allocated to goodwill. Allocations included in the pro forma combined condensed consolidated financial statements are based on analyses that are not yet completed. Management continues to assess the strategic nature and fit of certain assets and operations of the combined entity. Additionally, management continues to assess financial exposure to litigation, environmental, regulatory and other similar contingencies as part of the merger. Another ongoing assessment includes the requirements to fulfill the combined company's human resource needs. Accordingly, the final value of the purchase price and its allocation may differ, perhaps significantly, from the amounts included in the accompanying pro forma statements.

         On October 30, 2000 NiSource received an order from the SEC approving the merger. This order requires NiSource to dispose of its water operations three years from the date of the merger. Management has not developed a formal plan of disposition responsive to the order and, accordingly, has not reflected the water operations as a discontinued operation or assets held for sale.

         The pro forma financial statements and notes should be read in conjunction with the historical consolidated financial statements and related notes of NiSource and CEG. These statements were prepared in accordance with rules and regulations established by the Securities and Exchange Commission and are not necessarily reflective of the actual or future results of operations or financial position of the combined company.

                                                              New NiSource Inc.
                                      Unaudited Pro Forma Combined Condensed Consolidated Balance Sheet
                                                          as of September 30, 2000

                                                                                                              Pro Forma
(Dollars in thousands)                                 NiSource           CEG         Adjustments            Consolidated
                                                     =============   =============   =============          =============
Assets
    Property, Plant and Equipment:
      Net Utility Plant                              $   4,773,669   $   4,313,300   $          --          $   9,086,969
      Net Other Plant                                      127,841         628,500         219,573 G              975,914
                                                     -------------   -------------   -------------          -------------
           Total Property, Plant and Equipment           4,901,510       4,941,800         219,573             10,062,883
                                                     -------------   -------------   -------------          -------------

Investments:
     Investment in unconsolidated affiliates               165,484         305,600         (12,773) L             458,311
     Other                                                  34,345         171,700        (134,600) O             71,445
                                                     -------------   -------------   -------------          -------------
           Total Investments                               199,829         477,300        (147,373)               529,756
                                                     -------------   -------------   -------------          -------------

Current Assets:
     Cash and cash equivalents                              51,029          30,300              --                 81,329
     Accounts receivable, less reserve                     425,216         278,300              --                703,516
     Exchange gas                                               --         458,400              --                458,400
     Energy adjustment clauses                              94,280          92,300              --                186,580
     Other inventories                                      90,273          14,600              --                104,873
     Natural gas in storage                                190,928         236,500              --                427,428
     Price risk management assets                          447,219              --              --                447,219
     Prepayments and other current assets                   45,774         200,400              --                246,174
                                                     -------------   -------------   -------------          -------------
           Total Current Assets                          1,344,719       1,310,800              --              2,655,519
                                                     -------------   -------------   -------------          -------------

 Other Assets
     Regulatory assets                                     205,958         344,900              --                550,858
     Intangible assets, less accumulated provision
    for amortization                                        75,183           3,300       3,539,347 A,O          3,617,830
     Prepayments and other assets                          356,968          22,400          48,050 J              427,418
                                                     -------------   -------------   -------------          -------------
           Total Other Assets                              638,109         370,600       3,587,397              4,596,106
                                                     -------------   -------------   -------------          -------------
                                                     $   7,084,167   $   7,100,500   $   3,659,597          $  17,844,264
                                                     =============   =============   =============          =============


See Notes to Unaudited Pro Forma Combined Condensed Consolidated Financial Statements.

                                                              New NiSource Inc.
                                      Unaudited Pro Forma Combined Condensed Consolidated Balance Sheet
                                                          as of September 30, 2000

                                                                                                              Pro Forma
(Dollars in thousands)                                 NiSource           CEG         Adjustments            Consolidated
                                                     =============   =============   =============          =============
Capitalization and Liabilities

Capitalization:

    Common stock - without par                       $     870,930   $          --   $    (870,930)D        $          --
    Common stock, $.01 par value                                --             800            (800)D                   --
    Common stock, $.01 par value                                --              --           1,938 E                1,938
    Additional paid-in capital                             172,649       1,617,000         498,048 D,E,L        2,287,697
    Treasury shares                                       (516,065)       (249,100)        765,165 K                   --
    Retained earnings                                      824,551         665,600        (665,600)D              824,551
                                                     -------------   -------------   -------------          -------------
          Common Shareholders' Equity                    1,352,065       2,034,300        (272,179)             3,114,186
                                                     -------------   -------------   -------------          -------------

    Cumulative Preferred Stock                             135,811              --              --                135,811
     Company-obligated preferred securities of
     subsidiary trust holding solely Company
     debentures                                            345,000              --              --                345,000
     SAILS                                                      --              --         106,100 M              106,100
     Long-term debt, less current portion                1,737,291       1,639,200       2,494,563 I,N          5,871,054
                                                     -------------   -------------   -------------          -------------
          Total Capitalization                           3,570,167       3,673,500       2,328,484              9,572,151
                                                     -------------   -------------   -------------          -------------

Current Liabilities:
    Current portion of long-term debt                       89,420         311,100              --                400,520
    Short term borrowings                                  748,608              --       3,828,916 H            4,577,524
    Short term borrowings                                       --          54,100      (2,628,916)I           (2,574,816)
    Accounts payable                                       368,020         238,700              --                606,720
    Dividends declared on common and preferred stocks       33,679              --              --                 33,679
    Transportation and exchange gas                             --         223,700              --                223,700
    Taxes accrued                                           26,478         144,500              --                170,978
    Interest accrued                                        27,425          75,600              --                103,025
    Price risk management liabilities                      453,302              --              --                453,302
    Deferred revenue                                            --         436,000              --                436,00
    Other accruals                                         220,642         321,600              --                542,242
                                                     -------------   -------------   -------------          -------------
          Total Current Liabilities                      1,967,574       1,805,300       1,200,000              4,972,874
                                                     -------------   -------------   -------------          -------------

Other:
    Deferred income taxes                                  931,922         741,100          83,262 G            1,756,284
    Deferred investment tax credits, being
      amortized over life of related property               89,217          31,600              --                120,817
    Deferred credits                                       112,609              --              --                112,609
    Deferred revenue                                            --         512,200              --                512,200
    Customers advances and contributions in aid to
      construction                                         157,475          21,900              --                179,375
    Accrued liability for postretirement benefits          169,305         116,700              --                286,005
    Other                                                   85,898         198,200          47,851  J             331,949
                                                     -------------   -------------   -------------          -------------
          Total Other                                    1,546,426       1,621,700         131,113              3,299,239
                                                     -------------   -------------   -------------          -------------
                                                     $   7,084,167   $   7,100,500   $   3,659,597          $  17,844,264
                                                     =============   =============   =============          =============

See Notes to Unaudited Pro Forma Combined Condensed Consolidated Financial Statements.



                                                              New NiSource Inc.
                         Unaudited Pro Forma Combined Condensed Statement of Income from Continuing Operations
                                                 For Nine Months Ended September 30, 2000

                                                                                                              Pro Forma
(Dollars in thousands, except for per share amounts)   NiSource           CEG         Adjustments            Consolidated
                                                     =============   =============   =============          =============
Operating Revenues                                   $   2,996,066   $   1,828,300   $          --          $   4,824,366
Cost of Sales                                            1,835,891         468,300              --              2,304,191
                                                     -------------   -------------   -------------          -------------
Operating Margin                                         1,160,175       1,360,000              --              2,520,175
                                                     -------------   -------------   -------------          -------------

Operating Expenses and Taxes (except income) :
  Operation and maintenance                                458,213         638,900          (7,500)P            1,089,613
  Settlement of supply charges                                  --              --              --                     --
  Depreciation, depletion and amortization                 253,217         153,000          74,597 F              480,814
  Taxes (except income)                                     73,170         141,300              --                214,470
                                                     -------------   -------------   -------------          -------------
                                                           784,600         933,200          67,097              1,784,897
                                                     -------------   -------------   -------------          -------------
Operating Income                                           375,574         426,800         (67,097)               733,660
                                                     -------------   -------------   -------------          -------------

Other Income (Deductions)                                   59,861Q        103,800Q             --                163,661
                                                     -------------   -------------   -------------          -------------
                                                           435,436         530,600         (67,097)               898,939
                                                     -------------   -------------   -------------          -------------

Interest and Other Charges:
  Interest expense                                         146,304         139,200         230,789 B              516,293
  Minority interest                                         15,266              --              --                 15,266
  Dividend requirements on  preferred stock of
    subsidiaries                                             6,045              --              --                  6,045
                                                     -------------   -------------   -------------          -------------
        Total                                              167,615         139,200         230,789                537,604
                                                     -------------   -------------   -------------          -------------

Income Before Income Taxes                                 267,821         391,400        (297,886)               361,335
                                                     -------------   -------------   -------------          -------------

Income Taxes                                               112,792Q        145,600Q        (87,793)C,F,P          170,599
                                                     -------------   -------------   -------------          -------------

Net Income from continuing operations                      155,029         245,800        (210,093)               190,736
                                                     =============   =============   =============          =============
Average common shares outstanding - basic                  121,652          80,163              --                201,815
Common  shares retired                                          --              --         (80,163)D              (80,163)
Common  shares issued                                           --              --          54,351 E               54,351
Average number of common shares                                 --              --               -                176,003
Diluted shares                                               3,628             767            (767)D                3,628
                                                     -------------   -------------   -------------          -------------
        Total Diluted Shares                               125,280          80,930              --                179,631

Basic earnings per average common share from
 continuing operations                               $        1.27   $        3.06              --          $        1.08
                                                     =============   =============   =============          =============

Diluted earnings per average common share from
continuing operations                                $        1.23   $        3.03              --          $        1.06
                                                     =============   =============   =============          =============

Common shares outstanding  at end of period (000)          121,320          79,530              --                175,671


See Notes to Unaudited Pro Forma Combined Condensed Consolidated Financial Statements.

                                                              New NiSource Inc.
                         Unaudited Pro Forma Combined Condensed Statement of Income from Continuing Operations
                                                 For Twelve Months Ended September 30, 2000

                                                                                                              Pro Forma
(Dollars in thousands, except for per share amounts)   NiSource           CEG         Adjustments            Consolidated
                                                     =============   =============   =============          =============
Operating Revenues                                   $   3,880,751   $   2,620,000   $          --          $   6,500,751
Cost of Sales                                            2,318,352         683,400              --              3,001,752
                                                     -------------   -------------   -------------          -------------
Operating Margin                                         1,562,399       1,936,600              --              3,498,999
                                                     -------------   -------------   -------------          -------------

Operating Expenses and Taxes (except income) :
  Operation and maintenance                                637,042         862,200          (7,500)P            1,491,742
  Settlement of supply charges                                  --          (1,900)             --                 (1,900)
  Depreciation, depletion and amortization                 336,167         181,600          99,462 F              617,229
  Taxes (except income)                                     98,933         188,700              --                287,633
                                                     -------------   -------------   -------------          -------------
                                                         1,072,142       1,230,600          91,962              2,394,704
                                                     -------------   -------------   -------------          -------------
Operating Income                                           490,257         706,000         (91,962)             1,104,295
                                                     -------------   -------------   -------------          -------------

Other Income (Deductions)                                   51,287Q        118,500Q             --                169,787
                                                     -------------   -------------   -------------          -------------
                                                           541,544         524,500         (91,962)             1,274,082
                                                     -------------   -------------   -------------          -------------

Interest and Other Charges:
  Interest expense                                         193,543         187,800         307,718 B              689,061
  Minority interest                                         19,020              --              --                 19,020
  Dividend requirements on  preferred stock of
    subsidiaries                                             8,115              --              --                  8,115
                                                     -------------   -------------   -------------          -------------
        Total                                              220,678         187,800         307,718                716,196
                                                     -------------   -------------   -------------          -------------

Income Before Income Taxes                                 320,866         636,700        (399,680)               557,886
                                                     -------------   -------------   -------------          -------------

Income Taxes                                               132,881Q        219,800Q       (118,006)C,F,P          234,675
                                                     -------------   -------------   -------------          -------------

Net Income from continuing operations                      187,985         416,900        (281,674)               323,211
                                                     =============   =============   =============          =============
Average common shares outstanding - basic                  122,423          80,423              --                202,846
Common  shares retired                                          --              --         (80,423)D              (80,423)
Common  shares issued                                           --              --          72,468 E               72,468
Average number of common shares                                 --              --               -                194,891
Diluted shares                                               3,143             767            (767)D                3,143
                                                     -------------   -------------   -------------          -------------
        Total Diluted Shares                               125,566          81,190              --                198,034

Basic earnings per average common share from
 continuing operations                               $        1.53   $        5.18              --          $        1.65
                                                     =============   =============   =============          =============

Diluted earnings per average common share from
continuing operations                                $        1.49   $        5.13              --          $        1.63
                                                     =============   =============   =============          =============

Common shares outstanding  at end of period (000)          121,320          79,530              --                193,788


See Notes to Unaudited Pro Forma Combined Condensed Consolidated Financial Statements.

                                                              New NiSource Inc.
                         Unaudited Pro Forma Combined Condensed Statement of Income from Continuing Operations
                                                 For Twelve Months Ended September 30, 1999

                                                                                                              Pro Forma
(Dollars in thousands, except for per share amounts)   NiSource           CEG         Adjustments            Consolidated
                                                     =============   =============   =============          =============
Operating Revenues                                   $   3,144,576   $   2,800,900   $          --          $   5,945,476
Cost of Sales                                            1,651,051         892,900              --              2,543,951
                                                     -------------   -------------   -------------          -------------
Operating Margin                                         1,493,525       1,908,000              --              3,401,525
                                                     -------------   -------------   -------------          -------------

Operating Expenses and Taxes (except income) :
  Operation and maintenance                                617,016         838,600              -- O            1,455,616
  Settlement of supply charges                                  --         (31,700)             --                (31,700)
  Depreciation, depletion and amortization                 311,404         202,700          99,462 F               13,566
  Taxes (except income)                                    103,569         203,200              --                306,769
                                                     -------------   -------------   -------------          -------------
                                                         1,031,989       1,212,800          99,462              2,344,251
                                                     -------------   -------------   -------------          -------------
Operating Income                                           461,536         695,200         (99,462)             1,057,274
                                                     -------------   -------------   -------------          -------------

Other Income (Deductions)                                  (18,030)         34,900              --                 16,870
                                                     -------------   -------------   -------------          -------------
                                                           443,506         730,100         (99,462)             1,074,144
                                                     -------------   -------------   -------------          -------------

Interest and Other Charges:
  Interest expense                                         166,617         164,200         307,718 B              638,535
  Minority interest                                         17,693              --              --                 17,693
  Dividend requirements on  preferred stock of
subsidiaries                                                 8,334              --              --                  8,334
                                                     -------------   -------------   -------------          -------------
        Total                                              192,644         164,200         307,718                664,562
                                                     -------------   -------------   -------------          -------------

Income Before Income Taxes                                 250,862         565,900        (407,180)               409,582
                                                     -------------   -------------   -------------          -------------

Income Taxes                                                90,448         178,100        (120,850)C,F,P          147,698
                                                     -------------   -------------   -------------          -------------

Net Income from continuing operations                      160,414         387,800        (286,330)               261,884
                                                     =============   =============   =============          =============
Average common shares outstanding - basic                  124,343          82,210              --                206,553
Common  shares retired                                          --              --         (80,163)D              (82,210)
Common  shares issued                                           --              --          72,468 E               72,468
Average number of common shares                                 --              --               -                196,811
Diluted shares                                                 996             499            (499)D                  996
                                                     -------------   -------------   -------------          -------------
        Total Diluted Shares                               125,339          82,709              --                197,807

Basic earnings per average common share from
 continuing operations                               $        1.29   $        4.71              --          $        1.33
                                                     =============   =============   =============          =============

Diluted earnings per average common share from
continuing operations                                $        1.28   $        4.68              --          $        1.32
                                                     =============   =============   =============          =============

Common shares outstanding  at end of period (000)          124,139          81,305              --                196,607


See Notes to Unaudited Pro Forma Combined Condensed Consolidated Financial Statements.

              Notes to Unaudited Pro Forma Combined Condensed Consolidated Financial Statement

A. To reflect the purchase price allocation to goodwill. The adjustments include the step-up applied to Columbia common shares, estimated merger costs NiSource will incur and costs relating to certain compensation obligations, net of tax benefits.

         Weighted average consideration to be paid for Columbia common shares                     $           72.54
         Columbia Common Shares (in thousands):
         Outstanding at September 30, 2000 excluding shares held by NiSource                                 79,350
                                                                                                  -----------------
         Fair value of consideration                                                              $       5,756,084
         Less: Columbia's net equity at September 30, 2000                                                2,034,300
         Less: Profit from sale of electric facility                                                         86,300
         NiSource ownership of Columbia shares                                                               13,313
                                                                                                  -----------------
         Consideration in excess of Columbia book value                                           $       3,648,797
         Reserves for contractual obligations                                                                47,851
         Value of nonqualified stock options cashed out                                                     111,413
         Estimated merger costs                                                                              50,000
         Estimated tax benefits associated with non-qualified stock options
           and contractual obligations                                                                      (48,050)
                                                                                                  ------------------
         Allocable purchase price                                                                 $       3,810,010
         Less:
         Step-up allocated to non-utility properties, net of deferred taxes                                (136,311)
         Adjustment to CEG debt                                                                            (134,353)
                                                                                                  ------------------
         Amount allocated to goodwill                                                             $       3,539,346
                                                                                                  =================

         The weighted average consideration of $72.54 assumes that holders of 30% of Columbia's shares will elect to receive 3.04414 of New NiSource common shares and that the holders of 70% of the shares will receive
         $70 in cash and $2.60 stated amount of SAILS. The accompanying allocation anticipates that the fair market value of Columbia's regulated operations reasonably approximates the underlying book value of these operations. This allocation is based on analyses that are not yet completed. Accordingly, the final value of the purchase price and its allocation may differ, perhaps significantly, from the amounts included in the accompanying pro forma statements.

B. To adjust historical interest expense to reflect the cost of the increased indebtedness from completion of the merger. The pro forma statements assume a weighted average 7.8% per annum interest rate on the indebtedness incurred to complete the merger. A one-eighth percent variance from the assumed rate increases or decreases pre-tax interest expense by approximately $4.8 million on an annual basis.

C. To recognize the estimated pro forma income tax effect of additional interest expense reflected in adjustment (B).

D. To eliminate Columbia and NiSource common shareholders' equity and related common shares.

E. To reflect the issuance of 3.04414 shares of New NiSource common stock for each converted share of Columbia common stock and the issuance of one share of New NiSource common stock for each old NiSource common share.

F. To adjust historical depreciation, depletion and amortization expense for the preliminary purchase price allocation reflected in these pro forma financial statements. The amount allocated to goodwill reflects amortization on a straight-line basis over a 40-year period. The amount allocated to net other plant reflects amortization on a straight-line basis over a 20-year period. This adjustment also reflects the deferred income tax impact of amortizing the amount allocated to net other plant.

G. To reflect the allocation of purchase price to the exploration production properties including $219.6 million to net other plant and related deferred income taxes of $83.3 million.

H.       To reflect the issuance of $3.8 billion of short-term acquisition debt.

I. To reflect the reclassification of acquisition debt from short-term to long-term consistent with NiSource's intent and ability to refinance such amounts.

J. To reflect a liability of $47.9 million related to contractual obligations associated with employment agreements of Columbia including related tax benefits. The adjustment also reflects the estimated tax benefits associated with the cash out of Columbia stock options.

K.       To reflect the cancellation of NiSource and Columbia treasury shares.

L.       To   eliminate  NiSource  investments  in  Columbia  common  shares  at
         September 30, 2000 and allocate to purchase price.

M. To reflect the fair value purchase price consideration of SAILS, units consisting of zero coupon securities and forward equity contracts.

N.       To   reflect  the  fair  value  adjustment  of  CEG's  long  term  debt outstanding.

O.       To  reflect  the  sale of Columbia's electric facilities expected to be
         completed   in   the   fourth  quarter  2000.  The  adjustment  reduces
         investments  by  $134.6  million and increases equity by $86.3 million.
         Net proceeds of $220.9 million will be used to reduce debt.

P. To reflect the elimination of compensation expense of certain CEG employees associated with additional amounts paid as a result of the merger, along with the related income tax effect.

Q.       Other Income (Deductions) from continuing operations for the nine month and twelve month periods ended September 30, 2000 reflect pre-tax gains of $51.9 million for NiSource in connection with its disposition of MHP and $95.2  million  for CEG in  connection  with the sale of Cove Point
         LNG.  Amounts  included in Income Taxes  related to these sales include
         $25.8 million for the disposition of MHP and $36.2 million for the sale of Cove Point LNG. Operating revenues,  operating income and net income from continuing operations reflected in the accompanying  unaudited pro
         forma  combined  condensed  consolidated   statements  of  income  from
         continuing operations for MHP and Cove Point LNG are not significant to each company.

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

         NiSource's gas business is comprised primarily of regulated gas utilities and gas transmission companies that operate throughout northern Indiana and New England. In addition, NiSource expanded its gas marketing and trading operations with the April 1999 acquisition of TPC Corporation, now renamed EnergyUSA-TPC Corp. (TPC). NiSource's electric business is comprised of a regulated electric utility that operates in northern Indiana. The electric business also includes wholesale sales and power trading activities. NiSource's regulated gas and electric subsidiaries are collectively referred to as the "Energy Utilities." NiSource's regulated water subsidiaries are collectively called the "Water Utilities." Collectively, the Energy and Water Utilities are referred to as the "Utilities."

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


NET INCOME

         Net income remained relatively unchanged from the twelve months ended September 30, 1999. For nine months ended September 30, 2000 net income increased $27.6 million from the nine months ended September 30, 1999 to $155.0 million and increased $24.0 million from the three months ended September 30, 1999 to $52.0 million for the three months ended September 30, 2000. Results for the three periods ended September 30 are not directly comparable year to year due to the acquisition of BSG, TPC and MHP in 1999. Earnings for all 2000 periods reflect an after tax gain of $23.8 million from the sale of MHP. NiSource established its New England presence when it acquired BSG in February 1999. The natural gas marketing and asset optimization units of TPC were also acquired in 1999.


GAS REVENUES

         The gas revenues represent the combined revenues of gas utilities and gas marketing and storage segments adjusted for intercompany transactions. Gas revenues were $2.4 billion for the twelve months ended September 30, 2000 (after elimination of intercompany transmission, marketing and storage revenue of approximately $237.9 million), an increase of $915.8 million from the comparable period ended September 30, 1999. This increase was primarily due to increased gas revenues from BSG of $221.8 million reflecting a full twelve months of results, increased gas marketing, storage and trading revenues of $601.7 as a result of the TPC and MHP acquisitions in 1999, and increased gas costs of $110.2 million partially offset by decreased sales to the residential and commercial customers of the Energy Utilities located in northern Indiana as a result of heating degree days 3% lower than 1999.

         Gas revenues were $1.9 billion for the nine months ended September 30, 2000 (after elimination of intercompany transmission, marketing and storage revenue of approximately $185.4 million), an increase of $768.3 million from the comparable period ended September 30, 1999. This increase is attributable to increased gas marketing, storage and trading revenues as a result of the TPC and MHP acquisitions in 1999, inclusion of a full nine months results from BSG in the 2000 period and increased gas costs partially offset by decreased sales to the residential and commercial customers of the Energy Utilities located in northern Indiana as a result of heating degree days 6% lower than 1999.

         Gas revenues were $606.9 million for the three months ended September 30, 2000 (after elimination of intercompany transmission, marketing and storage revenue of approximately $66.5 million) an increase of $341.5 million from the comparable period ended September 30, 1999. This increase is attributable to increased gas marketing, storage and trading revenues, increased gas costs and increased sales to residential and commercial customers of the Energy Utilities as a result of heating degree days 48% higher than 1999.

         Large commercial and industrial customers continue to utilize transportation services provided by the Energy Utilities. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over the Energy Utilities' systems. The Energy Utilities transported 54.9, 188.4 and 258.1 million dth for others during the three month, nine month and twelve month periods ended September 30, 2000, respectively.

         The basic steel industry accounted for 18% of natural gas delivered (including volumes transported) during the nine months ended September 30, 2000.

The components of the changes in gas revenues are shown in the following table:


                                                            ---------------------------------------------
                                                                      Ended September 30, 2000
                                                            ---------------------------------------------
                                                               Three            Nine            Twelve
 (Dollars in thousands)                                        Months          Months           Months
                                                            ============    ============     ============

Gas Revenue Changes
    Pass through of net changes in purchased gas costs,
      gas storage and storage transportation costs          $     41,532    $     90,726     $    110,232
  Changes in sales levels                                         18,120         (15,968)         (19,449)
  Bay State Gas Acquisition                                           --         103,273          221,765
  Gas transported                                                  7,945             844            1,543
  Gas marketing, storage and trading                             273,899         589,446          601,678
                                                            ------------    ------------     ------------
Gas Revenue Change                                          $    341,496    $    768,321     $    915,769
                                                            ============    ============     ============

GAS COSTS OF SALES

         The gas costs represent the combined costs of the gas utilities and gas marketing and storage segments adjusted for intercompany transactions. The gas costs increased $785.3 million (71%) to $1.9 billion for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999, due to the increased gas costs of $125.8 million for BSG reflecting a full twelve months of operations, increased gas marketing and trading activities of $589.7 million as a result of the TPC acquisition in 1999, and increased purchased gas costs per dth for the Energy Utilities. The average cost for the Energy Utilities' purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $3.52 per dth, excluding purchased gas costs of BSG, as compared to $2.48 per dth for the comparable period ended September 30, 1999.

         Gas costs increased $698.8 million (86%) to $1.5 billion for the nine months ended September 30, 2000 from the comparable period ended September 30, 1999, mainly due to increased gas purchases of $574.3 million related to gas marketing and trading activities as a result of the TPC acquisition in 1999, increased gas cost of $66.3 million for BSG reflecting a full nine months of operations and deliveries, and increased gas costs per dth for the Energy
Utilities. The average cost for the Energy Utilities' purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $3.64 per dth, excluding purchased gas costs of BSG, as compared to $2.49 per dth for the comparable period ended September 30, 1999.

         Gas costs increased $318.4 million (153%) to $526.4 million for the three months ended September 30, 2000 from the comparable period ended September 30, 1999, mainly due to increased gas purchases of $285.8 million related to gas marketing and trading activities as a result of the TPC acquisition in 1999, and increased gas costs per dth for the Energy Utilities. The average cost for the Energy Utilities' purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $5.11 per dth as compared to $3.04 per dth for the comparable period ended September 30, 1999.


GAS OPERATING MARGIN

         Gas operating margin for the twelve months ended September 30, 2000 increased $130.5 million to $535.5 million from the comparable period ended September 30, 1999. This increase mainly reflects an increase of $95.0 million reflecting a full twelve months of gas operating margin from BSG and increased gas marketing, storage and trading activities, partially offset by decreased deliveries to the Indiana Energy Utilities residential and commercial customers reflecting a warmer heating season during the period.

         Gas operating margin increased $69.5 million to $384.7 million during the nine months ended September 30, 2000 from the comparable period ended September 30, 1999. This increase mainly reflects an increase of $36.2 million of gas operating margin from BSG, reflecting a full nine months of operation, and increased gas marketing, storage and trading activities, partially offset by decreased deliveries to the Indiana Energy Utilities residential and commercial customers reflecting the warmer heating season during the first quarter of 2000 from the comparable period ended September 30, 1999.

         Gas operating margin increased $23.1 million to $80.4 million during the three months ended September 30, 2000 from the comparable period ended September 30, 1999. This increase reflects increased margin earned from higher sales to residential and commercial customers of the Energy Utilities as a result of increased heating days and an increase of $2.8 million of margin from gas marketing and trading activities.


ELECTRIC REVENUES

         Electric revenues were $1.1 billion for the twelve months ended September 30, 2000 (after elimination of intercompany transactions of approximately $2.6 million), a decrease of $90.0 million from the comparable period ended September 30, 1999. Electric revenues decreased as a result of reduced wholesale sales and power marketing transactions, reduced sales to residential customers due to cooler weather in 2000 and lower fuel costs, partially offset by increased industrial sales. Sales of electricity in kilowatt-hours (kwh) decreased 14% from the comparable period ended September 30, 1999.

         Electric revenues were $809.4 million for the nine months ended September 30, 2000 (after elimination of intercompany transactions of approximately $2.0 million), a decrease of $55.6 million from the comparable period ended September 30, 1999. Electric revenues decreased as a result of reduced wholesale sales and power marketing transactions and reduced sales to residential customers due to cooler weather. Sales of electricity in kwh decreased 8% from the comparable period ended September 30, 1999, as a result of cooling degree days 23% lower than 1999.

         Electric revenues were $294.7 million for the three months ended September 30, 2000 (after elimination of intercompany transactions of approximately $0.6 million), a decrease of $34.6 million from the comparable period ended September 30, 1999. Electric revenues decreased as a result of reduced wholesale sales and power marketing transactions and reduced residential and industrial sales. Electric wholesale sales decreased 45% and sales to residential customers decreased 4%, due to cooler weather and decreased industrial customers. Sales of electricity in kwh decreased 8% from the comparable period ended September 30, 1999, as a result of cooling degree days 24% lower than 1999.

         The basic steel industry accounted for 33% of electric sales during the twelve months ended September 30, 2000.

The components of the changes in electric revenues are shown in the following table:

                                                            ---------------------------------------------
                                                                      Ended September 30, 2000
                                                            ---------------------------------------------
                                                               Three            Nine            Twelve
 (Dollars in thousands)                                        Months          Months           Months
                                                            ============    ============     ============

Electric Revenue Changes
    Pass through of net changes in fuel costs               $    (12,234)   $    (17,774)    $    (20,182)
  Changes in sales levels                                         (6,916)          1,345           13,359
  Wholesale sales and power marketing                            (15,414)        (39,131)         (83,129)
                                                            ------------    ------------     ------------
Electric Revenue Change                                     $   (34,564)    $    (55,560)    $    (89,952)
                                                            ============    ============     ============


ELECTRIC COST OF SALES

         Cost of fuel for electric generation decreased $5.5 million to $239.9 million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999. The decrease is primarily due to decreased generation and fuel costs per kwh generated. The average cost per kwh generated decreased 5% from the comparable period ended September 30, 1999, to 1.41 cents per kwh, for the twelve months ended September 30, 2000.

         Cost of fuel for electric generation decreased $9.2 million to $178.8 million for the nine months ended September 30, 2000 from the comparable period ended September 30, 1999. The decrease is primarily due to decreased fuel costs per kwh generated. The average cost per kwh generated decreased 6% from the comparable period ended September 30, 1999, to 1.40 cents per kwh, for the nine months ended September 30, 2000.

         Cost of fuel for electric generation decreased $7.3 million to $64.8 million for the three months ended September 30, 2000 from the comparable period ended September 30, 1999. The decrease is primarily due to decreased generation and fuel cost per kwh generated. The average cost per kwh generated decreased 3% from the comparable period ended September 30, 1999, to 1.45 cents per kwh, for the three months ended September 30, 2000.


POWER PURCHASED

         Power purchased decreased $88.0 million to $26.2 million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999. The decrease is a result of decreased wholesale sales and power marketing activities and decreased cost per kwh.

         Power purchased decreased $45.5 million and $21.2 million to $22.2 million and $7.0 million, respectively, for the nine and three months ended September 30, 2000 from the comparable periods ended September 30, 1999. The decrease is a result of decreased cost per kwh and decreased wholesale sales and power marketing activities.


ELECTRIC OPERATING MARGIN

         Operating margin from electric sales increased $3.5 million to $799.3 million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999. This increase occurred mainly due to improved margins on wholesale sales and power marketing transactions and increased sales to commercial and industrial customers, offset by a $1.8 million charge to earnings due to a change in the regulatory mechanism for recovery of purchased power costs in the second quarter 2000 and decreased residential sales due to weather.

         Operating margin from electric sales decreased $0.9 million to $608.4 million for the nine months ended September 30, 2000 from the comparable period ended September 30, 1999. This decrease includes a $1.8 million charge to earnings due to a change in the regulatory mechanism for recovery of purchased power costs, lower sales to residential customers due to cooler weather this summer and was mostly offset by improved margins on wholesale and power marketing transactions and increased sales to commercial and industrial customers.

         Operating margin from electric sales decreased $6.1 million to $222.9 million for the three months ended September 30, 2000 from the comparable period ended September 30, 1999. This decrease is mainly due to lower sales to residential customers due to cooling degree days 24% less than last year.


WATER REVENUE

         Water  revenues  were  $100.4  million  for  the  twelve  months  ended
September 30, 2000 (after elimination of intercompany transactions of approximately $0.3 million for the twelve months ended September 30, 2000), an increase of $4.6 million from the comparable period ended September 30, 1999. This increase is due to the increase in base rates for IWC and increased water volumes sold.

         Water revenues were $76.8 million for the nine months ended September 30, 2000 (after elimination of intercompany transactions of approximately $0.2 million for the nine months ended September 30, 2000), an increase of $2.0 million from the comparable period ended September 30, 1999. This increase was primarily due to the increase in base rates for IWC.

         Water revenues were $28.9 million for the three months ended September 30, 2000 (after elimination of intercompany transactions of approximately $0.1 million for the three months ended September 30, 2000), a decrease of $1.0 million from the comparable period ended September 30, 1999. This decrease was due to decreased water volumes sold during the quarter.

The components of the changes in water revenues are shown in the following table:

                                                            ---------------------------------------------
                                                                      Ended September 30, 2000
                                                            ---------------------------------------------
                                                               Three            Nine            Twelve
 (Dollars in thousands)                                        Months          Months           Months
                                                            ============    ============     ============

Water Revenue Changes
Rate increase                                               $         --    $      1,160     $      5,351
  Changes in sales levels                                           (968)            868            (773)
                                                            ------------    ------------     ------------
Water Revenue Change                                        $      (968)    $      2,028     $      4,578
                                                            ============    ============     ============


PRODUCTS AND SERVICES REVENUES

         Products and Services revenues were $293.1 million for the twelve months ended September 30, 2000 (after elimination of intercompany transactions of approximately $13.3 million), an increase of $37.3 million from the comparable period ended September 30, 1999. This increase reflects increased line locating and marking activity, increased pipeline construction activity, increased revenue from a cogeneration facility and the inclusion of revenue of BSG's unregulated subsidiaries commencing in February 1999.

         Products and Services revenues were $213.6 million for the nine months ended September 30, 2000 (after elimination of intercompany transactions of approximately $9.3 million), an increase of $21.4 million from the comparable period ended September 30, 1999. This increase reflects increased line locating and marking activity and increased pipeline construction activity offset by lower revenue from other energy-related service companies.

         Products and Services revenues were $75.1 million for the three months ended September 30, 2000 (after elimination of intercompany transactions of approximately $3.1 million), an increase of $6.6 million from the comparable period ended September 30, 1999. This increase reflects increased line locating and marking activity offset by decreased pipeline construction activity and lower revenue from the other energy-related service companies.

The components of the changes in operating revenues at Products and Services are shown in the following table:

                                                            ---------------------------------------------
                                                                      Ended September 30, 2000
                                                            ---------------------------------------------
                                                               Three            Nine            Twelve
 (Dollars in thousands)                                        Months          Months           Months
                                                            ============    ============     ============

Products and Services Revenue Changes
    Pipeline construction                                   $       (793)   $      4,532     $      7,311
    Locate and marking                                             6,142          18,474           20,438
    Cogeneration project                                             265           3,334            2,750
    Other                                                          1,026          (4,927)           6,783
                                                            ------------    ------------     ------------
Products and Services Revenue Change                        $      6,640    $     21,413     $     37,282
                                                            ============    ============     ============


PRODUCTS AND SERVICES COST OF SALES

         The cost of sales for Products and Services increased $36.5 million to $165.9 million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999. This increase reflects the inclusion of higher costs due to increased activity from certain subsidiaries acquired in connection with the BSG acquisition, and increased pipeline construction activity and line locating and marking activities.

         The cost of sales for Products and Services increased $23.2 million to $123.3 million for the nine months ended September 30, 2000 from the comparable period ended September 30, 1999 mainly due to the increase in the cost of sales for line locating and marking activities and pipeline construction partially offset by decreased project costs at the energy-related service subsidiaries.


         The cost of sales for Products and Services increased $6.5 million to $44.0 million for the three months ended September 30, 2000 from the comparable period ended September 30, 1999 mainly due to the increase in the cost of sales for line locating and marking activities and pipeline construction partially offset by decreased project costs at the energy-related service subsidiaries.


PRODUCTS AND SERVICES OPERATING MARGIN

         Products and Services operating margin increased $0.8 million to $127.2 million for the twelve months ended September 30, 2000, reflecting increased revenue from a cogeneration facility, increased pipeline construction activity and the inclusion of the operating margin of certain subsidiaries acquired in connection with the BSG acquisition, offset by decreased margin in line locating and marking activity.

         Products and Services operating margin decreased $1.8 million to $90.2 million for the nine months ended September 30, 2000, reflecting decreased margin in line locating and marking activity and real estate sales partially offset by increased margins from cogeneration activities.

         Products and Services operating margin decreased $0.2 million to $31.1 million for the three months ended September 30, 2000, reflecting decreased pipeline construction activity and real estate sales activity, offset by increased margin in line locating and marking activity and margins from cogeneration activities.


OPERATING EXPENSES AND TAXES (EXCEPT INCOME)

         Operating expenses and taxes (except income) increased $124.3 million to $1,072.1 million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999. Operating expenses and taxes (except income) increased $40.2 million to $784.6 million for the nine months ended September 30, 2000 from the comparable period ended September 30, 1999. Operating expenses and taxes (except income) increased $14.9 million to $256.0 million for the three months ended September 30, 2000 from the comparable period ended September 30, 1999.

         The operation and maintenance expenses of the Energy Utilities increased $42.7 million to $431.0 million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999. The increase was due to an increase of $34.3 million of operation expenses from BSG reflecting a full twelve months of expenses, a favorable $13.0 million insurance settlement in the 1999 period related to manufactured gas plants site cleanup costs, increased employee related costs of $2.2 million, partially offset by decreased customer related costs of $2.8 million, decreased expenses for electric production facilities of $1.6 million and other operating costs. The unregulated gas marketing, gas storage and trading operation expenses increased $8.7 million to $19.2 million for the twelve months ended September 30, 2000 primarily due to the inclusion of an additional $15.5 million of TPC operation costs offset by decreases in other operating costs. Operation expenses at the Water Utilities increased $2.8 million to $49.6 million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999. Operation expenses for Products and Services increased $4.9 million to $115.0 million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999 reflecting increased operating expenses in line locating and marking operations and pipeline construction operations.

         Operation expenses for the twelve months ended September 30, 2000 also include charges of $13.1 million for professional fees and filing costs incurred during 1999 in connection with the tender offer for CEG.

         The operation and maintenance expenses of the Energy Utilities increased $8.5 million to $317.6 million for the nine months ended September 30, 2000 from the comparable period ended September 30, 1999. This increase was primarily due to increased operation expenses from BSG of $12.4 million reflecting a full nine months expenses, the $13.0 million insurance settlement in September 1999 related to manufactured gas plants site cleanup costs, partially offset by decreased employee related costs of $7.4 million, decreased sales and marketing costs of $1.3 million, decreased customer related costs of $1.4 million and various other operation costs. The unregulated gas marketing, gas storage and trading operation expenses increased $6.3 million to $15.6 million for the nine month ended September 30, 2000 from the comparable period ended September 30, 1999 primarily due to the inclusion of a full nine months of TPC operation costs. Operation and maintenance expenses at the Water Utilities increased $1.3 million to $36.9 million for the nine months ended September 30, 2000 from the comparable period ended September 30, 1999. Operation and maintenance expenses for Products and Services increased $1.5 million to $84.6 million for the nine month ended September 30, 2000 from the comparable period ended September 30, 1999 reflecting increased operating expenses in line locating and marking operations and pipeline construction operations.

         The operation and maintenance expenses of the Energy Utilities increased $7.0 million to $99.2 million for the three months ended September 30, 2000 from the comparable period ended September 30, 1999. This increase was primarily due to the $13.0 million insurance settlement in September 1999 related to manufactured gas plants site cleanup costs, partially offset by decreased employee related costs of $1.8 million and other decreased operation costs. The unregulated gas marketing, gas storage and trading operation expenses increased $1.1 million to $5.1 million for the three month ended September 30, 2000 from the comparable period ended September 30, 1999 primarily due to the inclusion of a full three months of TPC operation costs. Operation and maintenance expenses at the Water Utilities decreased $0.6 million to $11.6 million for the three months ended September 30, 2000 from the comparable period ended September 30, 1999. Operation and maintenance expenses for Products and Services increased $1.5 million to $28.2 million for the three month ended September 30, 2000 from the comparable period ended September 30, 1999 reflecting increased operating expenses in line locating and marking operations.

         Depreciation and amortization expenses increased $42.6 million to $336.2 million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999, primarily resulting from increased depreciation and amortization expense from BSG of $19.3 million reflecting a full twelve months of expenses, increased depreciation and amortization from TPC and MHP of $9.9 million as a result of the acquisitions of TPC and increased depreciation expense at the Energy and Water Utilities due to plant additions.

         Depreciation and amortization expenses increased $24.8 million to $253.2 million for the nine months ended September 30, 2000 from the comparable periods ended September 30, 1999, primarily resulting from increased depreciation and amortization expense from BSG of $8.8 million and from TPC and MHP of $8.1 million reflecting a full nine months of expenses and increased depreciation expense at the Energy and Water Utilities due to plant additions.

         Depreciation and amortization expenses increased $6.1 million to $84.1 million for the three months ended September 30, 2000 from the comparable periods ended September 30, 1999, primarily resulting from increased depreciation and amortization expense from TPC and MHP of $1.9 million, increased depreciation and amortization expense from BSG of $1.8 million and increased depreciation expense at the Energy and Water Utilities due to plant additions.

         Taxes (except income) decreased $0.5 million to $98.9 million for the twelve months ended September 30, 2000, from the comparable period ended September 30, 1999 primarily as the result of decreased property tax expense at Northern Indiana offset by the inclusion of a full twelve months expenses from BSG.

        Taxes (except income) decreased $4.6 million and $0.2 million to $73.2 million and $24.4 million for the nine months and three months ended September 30, 2000, respectively, from the comparable period ended September 30, 1999, primarily as the result of decreased property tax expense at Northern Indiana partially offset by increased expenses from BSG and TPC.


INTEREST EXPENSE, NET

         Interest expense, net increased $39.9 million to $193.5 million for the twelve months ended September 30, 2000 from the comparable period ended September 30,1999. This increase reflects the inclusion of a full twelve months of interest expense from BSG of $9.6 million and MHP of $18.8 million, interest on the September 1999 issuance of $160 million in Puttable Reset Securities
(PURS) and increased interest expense on higher short-term borrowings.

         Interest expense, net increased $26.9 million to $146.3 million for the nine months ended September 30, 2000 from the comparable periods ended September 30,1999. This increase reflects the inclusion of nine months of interest charges for BSG and MHP, interest on the September 1999 issuance of $160 million in PURS and increased interest expense on higher short-term borrowings.

         Interest expense, net increased $7.8 million to $50.1 million for the three months ended September 30, 2000 from the comparable periods ended September 30,1999. This increase reflects the interest on the September 1999 issuance of $160 million in PURS and increased interest expense on higher short-term borrowings.


MINORITY INTERESTS

         Minority interest increased $4.3 million and $1.3 million and decreased $0.3 million for the twelve months, nine months and three months ended September 30, 2000, respectively, from the comparable periods ended September 30, 1999. The increases for the twelve month and nine month periods reflect the inclusion of dividends paid on Company-obligated mandatorily redeemable Preferred Securities issued in February 1999.


OTHER, NET

         Other, net changed $59.8 million to a gain of $51.3 million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999, primarily reflecting the pre-tax gain of $51.9 million on the sale of MHP and a non-recurring pre-tax charge of $16.5 million in the 1999 period related to the carrying value of oil and gas properties, partially offset by the abandonment of certain businesses and facilities that were not consistent with its strategic direction in the fourth quarter of 1999.

         Other, net increased $69.3 million to $59.9 million for the nine months ended September 30, 2000 from the comparable period ended September 30, 1999. This increase reflects the gain on the sale of MHP and a non-recurring pre-tax charge of $16.5 million in the 1999 period related to the carrying value of oil and gas properties.

         Other, net increased $68.3 million to $54.1 million for the three months ended September 30, 2000 from the comparable period ended September 30, 1999. This increase reflects the gain on the sale of MHP and a non-recurring pre-tax charge of $16.5 million in the 1999 period related to the carrying value of oil and gas properties.


INCOME TAXES

         Income taxes increase by $30.9 million, $42.4 million and $38.2 million for the twelve months, nine months and three months ended September 30, 2000, respectively. In each case, the increase is primarily a result of increased pre-tax book income, certain basis differences associated with the sale of MHP and income tax return adjustments associated with the tax return filing.

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


LIQUIDITY AND CAPITAL RESOURCES

         Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because the utility and utility construction business is seasonal in nature, commercial paper is issued for short-term financing. As of September 30, 2000 and December 31, 1999, $413.5 million and $299.6 million of commercial paper was outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of September 30, 2000 was 6.72%.

         NiSource and its subsidiaries may borrow under two 364-day $200 million revolving credit agreements that terminate on September 23, 2001. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for short-term periods. These agreements provide financing flexibility and working capital requirements and may be used to support the issuance of commercial paper. At September 30, 2000, there were no borrowings outstanding under these agreements.

         In addition, various NiSource subsidiaries maintain lines of credit for up to an aggregate of $175.7 million with lenders at either the lender's commercial prime or market lending rates. As of September 30, 2000, there were $78.7 million of borrowings outstanding under these lines of credit with a weighted average interest rate of 7.35%. As of December 31, 1999, there were $54.1 million of borrowings outstanding under these lines of credit.

         NiSource and its subsidiaries maintain money market lines of credit for up to $424.5 million. As of September 30, 2000, there were $254.0 million outstanding under these money market lines of credit at a weighted average interest rate of 7.14%. At December 31, 1999, there were $156.2 million of borrowings outstanding under these money market lines of credit.

         Eighty million dollars in medium-term notes were issued in February 1999. The medium-term notes, which were used in part to reduce existing credit facilities, consist of $35.0 million in ten-year notes that bear interest at 5.99% interest per annum and $45.0 million in twenty-year notes that bear interest at 6.61% per annum.

         In February 1999 an underwritten public offering of Corporate Premium Income Equity Securities (Corporate PIES) was completed. The net proceeds of approximately $334.7 million were primarily used to refinance the short-term borrowings incurred to pay the cash portion of the acquisition cost of BSG, and repay other short-term indebtedness. In September 1999, Capital Markets issued $160 million PURS in an underwritten public offering. The PURS were unsecured debentures of Capital Markets and ranked equally with all other unsecured and unsubordinated debt of Capital Markets. The net proceeds from the sale of the PURS of $162.4 million were also used to refinance short-term indebtedness incurred in connection with the acquisition of BSG in February 1999. On September 28, 2000, all $160 million PURS were redeemed by NiSource at par. See "Short-Term Borrowings" in the Notes to the Consolidated Financial Statements for a description of the Corporate PIES and the PURS. (See Note 18 and 19)

         On February 28, 2000, NiSource and Columbia Energy Group (CEG) entered into a merger agreement pursuant to which NiSource agreed to acquire CEG for approximately $6 billion, plus the assumption of approximately $2.0 billion of CEG debt. The merger will be accomplished through the creation of a new holding company. Each NiSource common share will be exchanged for one common share of the new holding company. Each CEG share will be exchanged for $70.00 in cash plus $2.60 principal amount of a unit issued by the new holding company
(consisting of a zero coupon debt security coupled with a forward equity contract) or, at the election of the CEG shareholder, 3.04414 in new holding company stock. Stock elections are subject to proration for those elections made with respect to more than 30% of CEG's outstanding shares. Approval of the NiSource and CEG shareholders was obtained on June 1 and June 2, respectively. All actions needed from state utility regulatory commissions and from FERC have been received. The Securities and Exchange Commission (SEC) approved the merger under the Public Utility Holding Company Act on October 30, 2000. The merger is expected to be completed on November 1, 2000.

         NiSource has accepted a commitment letter under which certain financial institutions agreed, under specified conditions, to provide up to $6.0 billion to finance the acquisition of CEG. The commitment letter contemplates a revolving credit facility expiring in July 2001, with the right to convert loans outstanding at that time into term loans maturing 364 days thereafter. NiSource has hedged the interest rate risk associated with $1.6 billion of its anticipated refinancing of such debt.

         NiSource expects to record a restructuring charge during the fourth quarter of 2000 reflecting costs associated with a workforce reduction and other merger-related costs. NiSource has not yet quantified the amount of this charge.

         The Energy Utilities do not anticipate the need to file for retail gas or electric base rate increases in the near future. IWC has agreed to a moratorium on water rate increases until 2002. BSG has a rate freeze until November 2004.

         On January 27, 2000, the Citizens Action Coalition (CAC), a private consumer organization, filed a petition before the Indiana Utility Regulatory Commission (IURC). The petition does not seek a specified amount of rate reduction, but rather alleges that the existing Northern Indiana electric rates are "unreasonable and unsafe," and seeks to have the IURC force Northern Indiana to produce detailed financial calculations that would justify its electric rates. Northern Indiana intends to oppose the petition on both legal and factual grounds, and believes that its current rates are just and reasonable as required by statute. On May 17, 2000 the IURC issued an order finding, among other things, that the type of investigation requested by CAC could only be conducted by the IURC itself. Northern Indiana has been meeting with the interested parties in this proceeding. As of October 30, 2000, no further orders have been issued in this proceeding.

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

Trading Risks
Commodity Market Risk. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource employs a VaR model to assess the market risk of its energy trading portfolios. NiSource estimates the one-day VaR across all trading groups which utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.9 million, $1.8 million and $0.5 million, $0.7 million, $2.1 million and $0.004 million and $0.7 million, $2.1 million and $0.004 million for the three month, nine month and twelve month periods ended September 30, 2000, respectively. The daily VaR for the gas trading portfolio on an average, high and low basis was $1.6 million, $5.8 million and $0.5 million, $2.4 million, $8.1 million and $0.5 million and $2.2 million, $8.1 million and $0.4 million for the three month, nine month and twelve month periods ended September 30, 2000, respectively. NiSource implemented a VaR methodology in 1999 to introduce additional market sophistication and to recognize the developing complexity of its businesses.

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

Interest Rate Risk. NiSource is exposed to interest rate risk as a result from changes in interest rates on borrowings under the revolving credit agreements and lines of credit. These instruments have interest rates that are indexed to short-term market interest rates. At September 30, 2000 and December 31, 1999, the combined borrowings outstanding under these facilities totaled $749 million and $679 million, respectively. Based upon average borrowings under these agreements during 2000 and 1999, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $2.0 million and $1.3 million for the three months, $5.4 million and $3.7 million for the nine months and $6.6 million and $4.7 million for the twelve months ending September 30, 2000 and September 30, 1999, respectively.

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

The Electric Industry. At the Federal level, the Federal Energy Regulatory Commission (FERC) issued Order No. 888-A in 1996 which required all public utilities owning, controlling or operating transmission lines to file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. On June 30, 2000, the D. C. Circuit Court of Appeals upheld FERC's open access orders in all major respects. In 1997, FERC approved Northern Indiana's open-access transmission tariff. On December 20, 1999, FERC issued a final rule addressing the formation and operation of Regional Transmission Organizations (RTOs). The rule is intended to eliminate pricing inequities in the provision of wholesale transmission service. On October 16, 2000, NiSource filed with the FERC indicating that it is committed to joining a RTO and that it would likely join the Alliance RTO. NiSource does not believe that compliance with the new rules will be material to future earnings. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

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

Item 3.  Defaults Upon Senior Securities.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

Item 5.  Other Information.
         None

Item 6.  Exhibits and Reports on Form 8-K.
(a)      Exhibits.

         Exhibit 10.1 Puttable Reset Securities (PURS) Purchase Agreement by and among NiSource Capital Markets, Inc., NiSource Inc., Goldman, Sachs and Company, and Barclays Bank plc dated September 13, 2000.

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

     (b) Reports on Form 8-K.
         A report on Form 8-K was filed September 1, 2000. All events were reported under Item 5, Other Events. A report on Form 8-K was filed September 13, 2000. All events were reported under Item 5, Other Events.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NiSource Inc.

                                    (Registrant)

                                  /s/ STEPHEN P. ADIK
                    -----------------------------------------------------------
                    Stephen P. Adik
                    Senior Executive Vice President and Chief Financial Officer and Treasurer

Date:  October 31, 2000

                                                                      EXHIBIT-23








CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-Q, into NiSource Inc.'s (formerly known as NIPSCO Industries, Inc.) previously filed Form S-8 Registration Statement No. 33-30619; Form S-8 Registration Statement No. 33-30621; Form S-8 Registration Statement No. 333-08263; Form S-8 Registration Statement No. 333-19981; Form S-8 Registration Statement No. 333-19983; Form S-8 Registration Statement No. 333-19985; Form S-3 Registration Statement No. 333-26847; Form S-8 Registration Statement No. 333-59151; Form S-8 Registration Statement No. 333-59153; Form S-3 Registration Statement No. 333-69279; Form S-8 Registration Statement No. 333-72367; Form S-8 Registration Statement No. 333-72401; Form S-3 Registration Statement No. 333-76645, Form S-3 Registration Statement No. 333-76909, and Form S-4 Registration Statement Nos. 333-33896 and 333-33896-01.


                             /s/ Arthur Andersen LLP

Chicago, Illinois

October 30, 2000