Form 10-Q/A
period 2000-09-30
NISOURCE INC
filed 2000-11-30
CIK 823392

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                 FORM 10-Q/A


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                        Commission file number 1-9779
                                               ------


                                NiSource Inc.
   ----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Indiana                              35-1719974
   ----------------------------------------------------------------------
     (State or other jurisdiction                (I.R.S. Employer
         of incorporation or                    Identification No.)
            organization)


   801 East 86th Avenue, Merrillville, Indiana                    46410
   ----------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)


   Registrant's telephone number, including area code:     (219) 853-5200
                                                           --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X       No
                                  -----         -----

          As of October 30, 2000, 121,378,548 common shares were outstanding.



        The purpose of this amendment is to correct the Pro Forma Financial Statements contained as Note 26 to the consolidated financial statements included in the Form 10-Q for the nine months ended September 30, 2000 filed by NiSource Inc., an Indiana corporation. The correction relates to the pro forma statement of income for the nine months ended September 30, 2000. The number of shares (in thousands) issued in NiSource's acquisition of Columbia Energy Group (adjustment E) was reported as 54,351. The correct number is 72,468. The result of this correction is as follows:

   For Nine Months Ended September 30, 2000
   (in thousands, except per share amounts)            Pro Forma Combined

   Average common shares outstanding - basic                 201,815
   Common shares retired                                     (80,163)
   Common shares issued                                       72,468
   Average number of common shares outstanding               194,120
   Diluted shares                                              3,628
                                                             -------
        Total Diluted Shares                                 197,748

   Basic earnings per average common share from
     continuing operations                                   $   .98
                                                             =======

   Diluted earnings per average common share from
     continuing operations                                   $   .96
                                                             =======

   Common shares outstanding at end of period                193,788


                                  SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         NISOURCE INC.
                                         (Registrant)


   Dated:  November 29, 2000             By:  /s/ Jeffrey W. Grossman
                                              ------------------------
                                         Name:   Jeffrey W. Grossman
                                         Title:  Vice President and
                                                 Controller of NiSource Inc.,
                                                 a Delaware corporation, as
                                                 successor